Form 10-K
period 2014-12-31
DELUXE CORP
filed 2015-02-20
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $2,880,308,128 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 30, 2014. The number of outstanding shares of the registrant's common stock as of February 17, 2015, was 49,889,761.

Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1. Business.

Deluxe Corporation was founded in 1915 and was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111.

COMPANY OVERVIEW

Nearly 100 years ago, Deluxe Corporation began providing payment solutions. Our longevity is a testament to our innovation and our ability to evolve with our customers. We now provide a suite of products and services that was unimaginable 100 years ago. Our vision is to be the best at helping small businesses and financial institutions grow. Through our various businesses and brands, we help small businesses and financial institutions grow, operate and protect their businesses. We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to nearly 4.6 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,600 financial institution clients. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 40.7% of our Small Business Services segment's revenue in 2014.

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers various customer acquisition programs, marketing communications services, rewards and loyalty programs, fraud protection and security services, financial institution profitability and risk management services, and a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Accessories and other products – Small Business Services offers products designed to provide small business owners with the customized documents necessary to efficiently manage their business, including envelopes, office supplies, stamps and labels. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Revenue, by product and service category, as a percentage of consolidated revenue for the years ended December 31 was as follows:

	2014	2013	2012	2011	2010
Checks, including contract settlements	52.0%	55.8%	58.8%	61.5%	63.9%
Marketing solutions and other services	25.5%	21.6%	18.8%	15.7%	13.4%
Forms	13.0%	12.7%	13.2%	13.8%	13.9%
Accessories and other products	9.5%	9.9%	9.2%	9.0%	8.8%
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

BUSINESS SEGMENTS

Our business segments are generally organized by type of customer served and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, PsPrint®, Hostopia®, Logo Mojo®, Aplus.netSM, OrangeSoda® and VerticalResponse®. This is our largest segment in terms of revenue and operating income and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses by providing personalized products and services that help them grow, operate and protect their businesses. This segment sells products and services to small businesses in North America and portions of South America and Europe.

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

We have focused on identifying opportunities to expand sales to our existing customers and to acquire new customers. The small business customer referrals we receive through our Deluxe Business Advantage® program continue to be important to our growth. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. In addition, we continue to leverage customer referrals from our telecommunications clients, invest in our e-commerce platforms to increase opportunities to market and sell on-line, and utilize various marketing initiatives, including television, internet and direct mail solicitations. Our Safeguard distributor channel, dealer network and major accounts channels are also important to our growth. All of these channels increase our distribution reach, through dedicated feet on the street, resellers or partner operations, and allow us to grow sales to existing customers and acquire new customers in multiple ways. To support growth in these channels, we have also acquired the operations of several small business distributors which sell marketing solutions and other services, checks, accessories and forms.

We continuously evaluate ways to strengthen our portfolio of products and services. In recent years, we have grown our base of partnerships and we have acquired companies which allow us to expand our marketing solutions and other services offerings, including technology-based solutions such as additional web services, web-to-print capabilities, internet marketing services and electronic checks. We expect sales of these higher growth products and services will continue to represent an increasing portion of our revenue. Specifically, during May 2014, we acquired Gift Box Corporation of America, a supplier of retail packaging solutions, including gift boxes, bows, ribbon and wraps. We are operating this business under the name WholeStyle PackagingTM. During June 2013, we acquired VerticalResponse, Inc., a provider of self-service marketing solutions for small businesses, including e-mail marketing, social media, on-line event marketing, postcard marketing and on-line surveys, and in May 2012, we acquired OrangeSoda, Inc., a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses.

During the past several years, we have invested in promoting and strengthening the Deluxe brand to increase brand awareness and loyalty. Throughout 2013 and into 2014, our advertising campaign encouraged small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on doing what they love. We examined our marketing strategies, held focus groups, analyzed research studies, and shadowed small business owners while they worked. Through these efforts, we learned that the primary motivator for today's small business owner has shifted from business growth to personal satisfaction. This insight formed the basis of our brand awareness campaign, the redesign of our Deluxe.com website and updated training for our call center sales representatives. We completed a small business brand awareness study late in the fourth quarter of 2013, which showed positive improvements in areas such as brand awareness, buying consideration, and likelihood to recommend. For existing customers, the study showed double-digit percentage improvements in familiarity with Deluxe as a website design and hosting services provider. In 2014, we continued our brand awareness campaign, which included television, online digital and print media. We increased our focus on direct marketing, and drove a more targeted local market concentration. Our intent for 2015 is to utilize our 100-year anniversary as an opportunity to continue to drive brand awareness. Specifically, over the course of our 100th year, we will be focusing on a documentary campaign that celebrates 100 small businesses across the country. We will focus on their personal satisfaction and drive, as well as their impact on communities, culture and the economy. Our brand awareness efforts this year will be very purpose-driven in nature, helping drive business to small businesses on our path to increased brand awareness.

As in our other two business segments, we continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. Small Business Services outsources the production of some of its products, including certain business forms, promotional products and apparel. In conjunction with our cost reduction initiatives, we continually seek to further enhance our strategic supplier sourcing arrangements within this segment. In addition, the expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During the fourth quarter of 2014, we closed our Bethlehem, Pennsylvania manufacturing facility and moved its operations into another facility. During the fourth quarter of 2013, we closed our New Albany, Indiana manufacturing facility and moved its operations to another location, and in 2012, we closed our Rockford, Illinois printing facility and consolidated the work into other facilities.

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. While primarily known in the financial services market as a leading check provider, we are expanding into a suite of software-based products and services designed to help financial institutions better address the needs of their customers throughout the customer life-cycle. Our sales force is selling these life-cycle management solutions to existing clients and to new clients.

Our strategies within Financial Services are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

Check supply contracts usually range in duration from three to six years; however, nearly 20% of Financial Services revenue for 2014 is contracted for seven years or greater. We continue to focus on maintaining high client retention and on acquiring new clients. We added new large financial institution clients in the fourth quarter of 2014, the third quarter of 2013, and the first quarter of 2012. As part of our check programs, we provide enhanced services such as customized reporting, file management, expedited account conversion support, trackable delivery and billing services. Consumers typically submit their check order to their financial institution, which then forwards the order to us. Consumers may also submit their check orders over the phone or internet. We process the order and ship it directly to the consumer. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer. We also continue to leverage our Deluxe Business Advantage program which is designed to maximize financial institution business check programs. It offers the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our efforts to expand beyond check-related products, we offer several marketing solutions and other services offerings designed to help financial institutions better address the needs of their customers throughout the customer life-cycle and operate more effectively, including:

•	Destination Rewards® – proprietary customer loyalty, incentive, gamification and engagement solutions;

•
Marketing solutions – a variety of direct marketing solutions which help financial institutions acquire new customers, deepen existing customer relationships and retain customers, including Cornerstone SolutionsSM and the service offerings of Acton Marketing. These offerings leverage data and analytics to help our clients execute marketing campaigns across multiple contact channels, including direct mail, email and internet-based offers.

•	Wausau Financial Systems – a comprehensive suite of treasury management solutions available in on-premise, software-as-a-service and business process outsourced deployment models.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with a comprehensive daily view of their financial picture.

•	Deluxe ProventSM – a comprehensive suite of identity protection services.

•	Deluxe Detect® – an account applicant screening tool.

•
SwitchAgentSM, an internet-based solution enabling consumers to easily set up the online banking aspects of a new account, making it easier for financial institutions to attract and anchor new customers.

We are advancing our marketing solutions and other services offerings both organically and via acquisitions. In October 2014, we acquired Wausau Financial Systems, Inc., a provider of software-based solutions for treasury management to financial institutions and large corporations. In December 2013, we acquired the assets of Destination Rewards, Inc., a rewards and loyalty program provider, and in August 2013, we acquired the assets of Acton Marketing, LLC, a provider of direct marketing services for financial institutions.

We expect that providing a growing suite of products and services will offset the impacts of the decline in check usage and the contract renewal allowances we are experiencing in our check programs. As such, we continue to focus on accelerating the pace at which we introduce new products and services. During the past year, we have also invested in extending the Deluxe brand to increase brand awareness and loyalty in the financial services market beyond check-related solutions.

As in our other two business segments, Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2013, we integrated our customer call center leadership structure with Small Business Services to leverage internal best practices, processes and resources.

Direct Checks

Direct Checks is the nation's leading direct-to-consumer check supplier, selling under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Through these brands, we sell our products and services directly to consumers.

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

Direct Checks competes primarily on price and design. We believe that pricing in the direct-to-consumer channel is generally lower than retail prices charged to consumers in the financial institution channel. We compete on design by seeking to offer the most attractive selection of images with high consumer appeal, many of which are licensed from well-known artists and organizations.

Our strategies within Direct Checks are as follows:

•	Maximize the lifetime value of customers by selling new features, accessories and products;

•	Continue to optimize our cost and expense structure; and

•	Optimize cash flow.

We continue to actively market our products and services through targeted advertising, including a continued focus on the internet channel. We continue to explore avenues to increase sales to existing customers. One example is the check protection service we offer in partnership with EZShield, Inc., which provides reimbursement to consumers for losses resulting from forged signatures or endorsements and altered checks. As in our other two business segments, Direct Checks continues to simplify processes, eliminate complexity and lower costs. During 2012, we consolidated our Little Rock, Arkansas and Joppa, Maryland call centers into our Colorado Springs, Colorado call center and we closed our Joppa, Maryland printing facility, moving the production to other facilities. We continue to identify additional opportunities to lower our cost and expense structure in all functional areas, particularly in the areas of marketing and fulfillment.

MANUFACTURING AND FULFILLMENT/SUSTAINABLE PRACTICES

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

We have demonstrated our commitment to innovative technology solutions by implementing a fully automated flat check delivery package, for which we have a patent pending, to mitigate the effect of postal rate increases. We also continue to sponsor “sustainability” initiatives which encompass environmentally friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, most of our vinyl checkbook covers are produced utilizing a minimum of 40% post-industrial recycled material and we use environmentally friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focused on reducing our consumption of water, electricity and natural gas and improved our transportation efficiency. We continue efforts to reduce solid waste sent to landfills, and we have been a member of the Environmental Protection Agency's Green Power Leadership Club since 2010. The green power that we purchased during 2014 amounted to more than 70% of our annual U.S. electricity needs.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities while still meeting client requirements. During 2014, we closed our Bethlehem, Pennsylvania manufacturing facility and moved its operations into another facility. During 2013, we closed our New Albany, Indiana manufacturing facility and moved its operations to another location, and in 2012, we closed our Rockford, Illinois and Joppa, Maryland fulfillment facilities, relocating the operations and assets of those facilities to existing locations. We have also expanded our use of digital printing processes and enhanced our web-to-print capabilities.

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

INDUSTRY OVERVIEW

Checks

According to a Federal Reserve study released in December 2013, debit card, credit card and ACH payments all exceeded the number of checks written in 2012. Approximately 21.0 billion checks were written in 2012, accounting for approximately 17% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2010 when checks accounted for approximately 25% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 8.8% per year between 2009 and 2012. Although, we experienced a slightly lower decline in our check order volume than the Federal Reserve estimate, we expect that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. In addition, during 2014, the Federal Reserve Banks and the Federal Reserve Board announced a plan to work with payment stakeholders to develop faster or real-time payments. The Clearing House Payments Company, LLC, owned by some of the world's largest commercial banks, also announced plans to undertake a multi-year effort to build a real-time payment system to better meet consumers' and businesses' expectations in an increasingly digital economy. A related study commissioned by the Federal Reserve from McKinsey & Company concluded that check usage would be reduced by one-third if a real-time payments system were to become widely available. The parties involved did not release specific timelines as to when a real-time payment system could be implemented.

The rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, changing payment systems, personal preference or otherwise, cannot be predicted with certainty. In addition, we believe that turmoil in the financial services industry between 2009 and 2011 had a negative impact on our check volumes, as some of our clients experienced higher than normal customer attrition. However, our Financial Services check order decline rates did return to pre-recessionary levels in 2012, and continued at such levels throughout 2013 and 2014.

In addition to the shift to electronic payment methods, consumer spending, employment levels and housing stock and starts also impact the number of checks consumers use. Modest growth in consumer spending and private sector employment during 2014 most likely had a neutral impact on check order volumes. Housing stock levels did improve during 2014. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks. According to statistics released by the U.S. Census Bureau in January 2015, housing units completed during 2014 increased 15.5% as compared to 2013. We cannot predict whether these economic trends will improve, stay the same or worsen.

Small Business Customers

The Small Business Administration's Office of Advocacy defines a small business as an independent business having fewer than 500 employees. According to data published by the U.S. Census Bureau, in 2012, the most recent period for which information is available, there were approximately 28.4 million small businesses in the United States. According to data published by the Small Business Branch of Industry Canada in August 2013, the most recent data available, there are just over one million small businesses in Canada with employees, and 98% of all businesses in Canada have fewer than 100 employees.

The small business market is impacted by general economic conditions and the rate of small business formations. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 93.9 in December 2013 and ended 2014 at 100.4, the strongest reading since October 2006. The percentage of small business owners that expect general business conditions to improve within six months also increased from December 2013. In addition, according to data published by the U.S. Census Bureau, there was a slight increase in the number of small businesses in 2012, as compared to

2011, the most recent information available. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. In recent years, we believe the economy negatively impacted our operating results and/or our growth opportunities. We cannot predict whether the recent improvements in economic indicators are indicative of a longer-term trend or whether economic conditions will improve, stay the same or worsen in the near future.

The business checks and forms portion of the markets serviced by Small Business Services has been declining, and we expect this trend to continue. In addition to the decrease in the use of checks due to the availability of alternative payment methods, continual technological improvements also provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions and mobile applications have been designed to replace pre-printed business forms. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance.

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

Direct Mail Response Rates

Direct Checks and portions of Small Business Services have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms and increasing utilization of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media.

Competition

The small business forms, accessories and other products market and the small business marketing solutions and other services market are highly fragmented with many small local suppliers, large national retailers and internet-based providers. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.

In the small business forms, accessories and other products market, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Local printers provide personalization and customization and offer a local relationship, but typically have a limited variety of products and services, as well as limited printing sophistication. Office superstores offer a variety of products at competitive prices, but provide limited personalization and customization. Numerous competitors offer printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force.

Many of our small business marketing solutions and other services offerings also face intense competition, including competition from numerous internet-based service providers. We expect the intensity of competition to increase in the future from other established and emerging companies due to the relatively low barriers to entry for the services we offer, as well as small businesses' increasing use of the internet which allows service providers to work directly with small businesses as opposed to using intermediaries. The competitive factors affecting small business marketing solutions and other services offerings include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

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

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution are a common practice within the industry. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contracts. Our goal is to minimize the use of up-front product discounts by structuring new contracts with alternative incentives throughout the duration of the contract.

Many of our Financial Services marketing solutions and other services offerings also face intense competition, including competition from financial institution core processors, advertising agencies and numerous financial technology service providers. We expect the intensity of competition to increase from established and emerging financial technology companies. The competitive factors affecting Financial Services marketing solutions and other services offerings include the breadth, quality, ease of use, price, domain expertise, solution completeness, responsiveness and quality of customer support, and ability to manage end-to-end financial institution processes.

Seasonality

We experience seasonal trends in sales of some of our products. For example, holiday card, retail packaging sales and rewards and loyalty solutions are typically stronger in the fourth quarter of the year due to the holiday season. Sales of tax forms are stronger in the first and fourth quarters of the year, and check sales for our Direct Checks segment have historically been stronger in the first quarter of the year.

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

Governmental Regulation

Portions of our business are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Fair and Accurate Credit Transactions Act, the Electronic Communications Privacy Act and other federal and foreign regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our communication service provider contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. Proposed data breach regulations may increase the costs of compliance for the protection of nonpublic personal information. The complexity of compliance with regulations, as well as the increased focus on cyber security, may also increase the cost of doing business.

Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce, mobile applications, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. Additionally, we could be impacted if laws are enacted related to the liability of online businesses for actions taken by their customers, including fraud, illegal content, spam, phishing, libel, defamation, and other abusive conduct. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003 and the U.S. Digital Millennium Copyright Act, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws, search engine marketing restrictions or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements for financial institutions. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the slow pace at which formal rulemaking is being finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. Because of these additional costs, financial institutions may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients. Additionally, as our product and service offerings become more technologically focused, and with expanded regulatory expectations for supervision of third party service providers, portions of our business could become subject to direct federal regulation and/or examination. This would increase our cost of doing business and could slow our ability to introduce new products and services and otherwise adapt to a rapidly changing business environment.

In August 2012, the Securities and Exchange Commission issued final rules mandated by the Act regarding disclosure of the use of tin, tungsten, tantalum and gold, known as conflict minerals, in products manufactured by public companies. These rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo or an adjoining country. Accordingly, we began our reasonable country of origin inquiries in 2013, with our initial disclosure relating to conflict minerals occurring in May 2014. There are costs associated with complying with these rules and the sourcing, supply and pricing of materials used in our products could be adversely affected. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origin of all conflict minerals used in our products.

At this time, we are not aware of any changes in these laws or regulations which will have a significant impact on our business during 2015.

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

EMPLOYEES

As of December 31, 2014, we employed 5,328 employees in the United States, 482 employees in Canada and 20 employees in Europe. None of our employees are represented by labor unions, and we consider our employee relations to be good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	53	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	50	Senior Vice President, Chief Financial Officer	2005
Lee Schram	53	Chief Executive Officer	2006
Pete Godich	50	Senior Vice President, Fulfillment	2008
Julie Loosbrock	55	Senior Vice President, Human Resources	2008
Malcolm McRoberts	50	Senior Vice President, Small Business Services	2008
John Filby	52	Senior Vice President, Financial Services	2012
Jeffrey Bata	49	Vice President, Controller and Chief Accounting Officer	2012
Tracey Engelhardt	50	Vice President, Direct-to-Consumer	2012
Michael Mathews	42	Vice President, Chief Information Officer	2013
Amanda Brinkman	35	Vice President, Chief Brand and Communications Officer	2014

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

Tracey Engelhardt was named Vice President, Direct-to-Consumer in July 2012. From August 2011 to July 2012, Ms. Engelhardt served as Vice President, e-commerce for Small Business Services. Prior to this, Ms. Engelhardt served as Executive Director of e-commerce for Small Business Services from January 2010 to August 2011.

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

The following important factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated total revenue, marketing solutions and other services revenue, earnings per share and cash provided by operating activities. Any forecast regarding our future performance reflects various assumptions which are subject to significant uncertainties and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors which are beyond our control. Consequently, no forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated statements, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the following factors.

We may not be successful at implementing our growth strategies.

We continue to execute strategies intended to drive sustained revenue and earnings growth, including our focus on increasing marketing solutions and other services revenue, which we believe represents our most significant revenue growth opportunity. We have invested and will continue to invest in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, including technology-based solutions: enhancing brand awareness and positioning; attracting and retaining customers; growing our distributor, dealer and major accounts networks; improving the customer experience; and investing in small to medium-sized acquisitions. Our business strategies could fall short of our expectations for many reasons, including, among others:

•	the inability to promote, strengthen and protect our brand;

•	the failure to acquire new customers, retain our current customers and sell more products and services to current and new customers;

•	the failure of our internet services and products to achieve widespread customer acceptance;

•	the inability to implement improvements to our customer-facing technology in a timely manner;

•	the failure to generate profitable revenue growth; and

•	the failure to effectively integrate the businesses we acquire.

We can provide no assurance that our growth strategies will be successful either in the short-term or in the long-term, that they will generate a positive return on our investment, or that they will not reduce our operating margins. Additionally, if our strategies are not successful, or if there is market perception that our strategies are not successful, our reputation and brand may be damaged and our stock price may decline.

We face intense competition in all areas of our business, and we expect that competition will continue to increase.

Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another large check printer in our traditional financial institution sales channel, from direct mail and internet-based sellers of personal and business checks, from check printing software vendors and from some retailers. The markets for small business and financial services products and services are also intensely competitive, highly fragmented and geographically dispersed. Current and potential small business competitors include traditional storefront printing companies; office superstores; companies offering website design and hosting; wholesale printers; online printing companies; email marketing services companies; and suppliers of custom apparel, promotional products and customized gifts. Current and potential Financial Services competitors include financial institution core processors, advertising agencies and numerous financial technology services providers, as well as companies offering financial services technology products, including integrated payment processing, core data processing solutions, customer and account acquisition, fraud and security risk management, and rewards and loyalty solutions. Additionally, the competitive landscape for e-commerce continues to be challenging as new internet businesses are introduced and traditional businesses establish an online presence.

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

The check printing and related products portion of the payments industry is mature and, if check usage declines faster than expected, it could have an adverse impact on our operating results.

Check printing is, and is expected to continue to be, an essential part of our business. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990's. According to the most recent Federal Reserve study released in December 2013, the total number of checks written declined 8.8% each year between 2009 and 2012. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. In addition, during 2014, the Federal Reserve Banks and the Federal Reserve Board announced a plan to work with payment stakeholders to develop faster or real-time payments. The Clearing House Payments Company, LLC, owned by some of the world's largest commercial banks, also announced plans to undertake a multi-year effort to build a real-time payment system to better meet consumers' and businesses' expectations in an increasingly digital economy. A related study commissioned by the Federal Reserve from McKinsey & Company concluded that check usage would be reduced by one-third if a real-time payments system were to become widely available. The parties involved did not release specific timelines as to when a real-time payment system could be implemented.

The rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, changing payment systems, personal preference or otherwise, cannot be predicted with certainty. A surge in the popularity of any of these alternative payment methods, or our inability to successfully offset the decline in check usage with other sources of revenue, would have an adverse effect on our business and results of operations.

Small Business Services' standardized business forms and related products face technological obsolescence and changing customer preferences.

Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions and mobile applications have been designed to replace pre-printed business forms. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance. If small business preferences change rapidly and we are unable to develop new products and services with comparable operating margins, our results of operations would be adversely affected.

If we are unable to attract customers in a cost effective manner, our business and results of operations would be adversely affected.

We rely on a variety of methods to promote our products and services, including direct mail advertising, e-mail marketing, purchased search results from online search engines, broadcast media, and advertising banners, social media and other online links. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Additionally, our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing utilization of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and continue to shift a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset a decline in response rates, even with additional marketing and sales efforts.

Future legislation could affect our ability to advertise via direct mail or e-mail. Congress has contemplated enacting more restrictive “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements. If more restrictive anti-spam legislation is enacted and/or if similar legislation is enacted for direct mail advertisers, we may be unable to sustain our current levels of profitability.

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

Another trend impacting our customer interactions is that the use of smart phone and tablet computing devices is increasing. According to the International Data Corporation (IDC) Worldwide Quarterly Smart Connected Device Tracker report published in September 2014, 88% of connected device sales by 2018 will be tablets, phablets (i.e., smart phones with screen sizes from 5.5 inches to less than 7 inches), and smart phones. As current and potential customers increase their use of mobile devices, visits to our websites via traditional computers may decline. Designing and purchasing custom products on mobile devices is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth. Beyond these difficulties, our technology may not be optimized for mobile devices, and the development of mobile-oriented user interfaces and other technologies is complex. Although we are constantly making investments to update our technology, we cannot predict the success of these investments. If the market shift to mobile devices accelerates faster than we are able to make the necessary changes, we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, which would result in decreased revenue.

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

Security breaches, computer malware or other cyber attacks involving the confidential information of our customers, employees or business partners, or the perception that e-commerce is not secure, could adversely affect our reputation and business.

Online commerce and communications depend on the secure storage and transmission of confidential information over public networks. Some of our businesses use internet-based channels, which collect customers’ bank account and other personal information, and bill customers’ credit card accounts. Within Small Business Services, we provide internet-based marketing services, including web hosting services, which we provide directly to small businesses and through wholesale partners. We rely on various security procedures and systems to ensure the secure storage and transmission of information, including encryption and authentication technology licensed from third parties. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer information, including consumers' nonpublic personal information. Our security measures could be breached by third-party action, computer viruses, accidents, or error or malfeasance by an employee or contractor. Because techniques used to obtain unauthorized access, disable or degrade service, or sabotage computer systems change frequently, may be difficult to detect immediately, and generally are not recognized until they are launched against a target, we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, none of which have materially impacted our business or financial results.

Although we maintain a system of information security and controls, a party that is able to circumvent our security measures could misappropriate our or our customers' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation, all of which could deter clients and consumers from ordering our products and services, and result in the termination of client contracts. Any of these events would adversely affect our business and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts to remedy, protect against, or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all. We could also be exposed to time-consuming and expensive litigation and government inquiries and/or enforcement actions. If we are unsuccessful in defending a lawsuit regarding information security breaches, we may be forced to pay damages, penalties and fines, any of which would have an adverse effect on our financial results.

In addition, there are federal, state and foreign laws requiring companies to notify individuals of information security breaches involving their personal data, the cost of which could negatively affect our financial results. These mandatory disclosures regarding an information security breach often lead to widespread negative publicity. If we were required to make such a disclosure, it may cause our clients and customers to lose confidence in the effectiveness of our information security measures. Likewise, general publicity regarding information security breaches at other companies could lead to the perception among the general public that e-commerce is not secure. This could decrease traffic to our websites, negatively affect our financial results and limit future business opportunities.

We face uncertainty regarding the success of recent and future acquisitions, which could have an adverse impact on our operating results.

During 2014, we acquired NetClime, Inc. and Wausau Financial Systems, Inc., as well as selected assets of Gift Box Corporation of America. During 2013, we acquired VerticalResponse, Inc. and substantially all of the assets of Acton Marketing, LLC and Destination Rewards, Inc., and during 2012, we acquired OrangeSoda, Inc. We have invested in acquisitions that offer marketing solutions and other services and that extend the range of products and services we offer to financial institutions and small businesses. In addition, during the past three years, we have purchased the operations of several small business distributors with the intention of growing revenue in our Small Business Services distributor channel. The integration of any acquisition involves numerous risks, including, among others:

•	difficulties and/or delays in assimilating operations, technologies and products;

•	failure to realize expected synergies and savings;

•	diversion of management's attention from other business concerns;

•	decisions by our customers or the customers of the acquired business to temporarily or permanently seek alternate suppliers;

•	potential loss of key employees;

•	difficulty in maintaining controls, procedures and policies; and

•	potential exposure to unknown liabilities.

One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

We may continue to invest in small to medium-sized acquisitions. The time and expense associated with finding suitable businesses, technologies, or services to acquire can be disruptive to our ongoing business and may divert management’s attention. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Additionally, significant acquisitions typically result in additional contingent liabilities and/or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

Interruptions to our website operations or information technology systems could damage our reputation and harm our business.

The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, service technologies, printing production facilities or customer service operations for a variety of reasons including, among others: human error, software errors, security breaches, power loss, telecommunications failures, equipment failures, fire, flood, extreme weather, terrorism, and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults which may cause our websites or operating systems to fail. The failure of our systems could interfere with the delivery of services to our customers and impede our customers' ability to do business. In addition to the potential loss of customers, we may be required to incur additional development costs and divert technical and other resources, and we may be the subject of negative publicity and/or liability claims, all of which would adversely affect our reputation and operating results.

The cost and availability of materials, delivery services and energy could adversely affect our operating results.

We are subject to risks associated with the cost and availability of paper, plastics, ink, retail packaging, promotional materials, other raw materials, delivery services, and energy. There are relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Postal rates have increased in recent years and the United States Postal Service (USPS) has incurred significant financial losses. This may result in changes to the breadth and/or frequency of USPS mail delivery services in the future. Also, fuel costs have fluctuated over the past several years, sometimes resulting in fuel surcharges for delivery services. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.

Paper costs represent a significant portion of our materials cost. Historically, we have not been negatively impacted by paper shortages because of our relationships with paper suppliers. However, we can provide no assurance that we will be able to purchase sufficient quantities of paper if such a shortage were to occur. Additionally, we depend upon third party providers for delivery services and for outsourced products and services. Events resulting in the inability of these service providers to perform their obligations, such as extended labor strikes, could adversely impact our results of operations by requiring us to secure alternate providers at higher costs.

If we do not adapt to changes in technology in a timely and cost-effective manner, our ability to sustain and grow our business could be adversely affected.

Changes in the way the internet operates or in how it is used by small businesses and their customers may occur rapidly. The introduction of competing products and services using new technologies, the evolution of industry standards or the introduction of more attractive products or services could make some or all of our web-based products and services less desirable, or even obsolete. These potential changes are magnified by the continued rapid growth of the internet and the intense competition we face. To be successful, our technology-based products and services must keep pace with technological developments and evolving industry standards and address the ever-changing and increasingly sophisticated needs of our customers. We could lose current and potential customers if we are unable to develop products and services that meet these changing demands in a timely manner. Additionally, our operating results could be adversely affected if we are required to incur substantial costs to keep pace with technological advances.

Asset impairment charges would have a negative impact on our consolidated results of operations.

Goodwill and an indefinite-lived trade name represented 53% of our total assets as of December 31, 2014. On at least an annual basis, we assess whether the carrying value of these assets is impaired. This analysis considers factors including, but not limited to, economic, market and industry conditions. For example, if our stock price were to decline for a sustained period, if a downturn in economic conditions were to negatively affect our actual and forecasted operating results, or if order volume declines for our Direct Checks segment were to accelerate, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. We are also required to assess the carrying value of other long-lived assets, including intangibles and assets held for sale. If we were required to record an asset impairment charge for any reason, our consolidated results of operations would be adversely affected.

Governmental regulation could limit or harm our business.

Portions of our business are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Fair and Accurate Credit Transactions Act, the Electronic Communications Privacy Act and other federal and foreign regulation and state law regarding the protection of consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. We are also subject to additional requirements in certain of our contracts with financial institution clients, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our communication service provider contracts that cover small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. Proposed data breach regulations may increase the costs of compliance for the protection of nonpublic personal information. The complexity of compliance with regulations, as well as the increased focus on cyber security, may also increase the cost of doing business.

Due to our increasing use of the internet for sales and marketing, laws specifically governing the internet, e-commerce, mobile applications, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may impede the growth of the internet and our ability to market and provide our products and services. Additionally, we could be impacted if laws are enacted related to the liability of online businesses for actions taken by their customers, including fraud, illegal content, spam, phishing, libel, defamation, and other abusive conduct. It is not always clear how existing laws governing these and other issues apply to the internet and e-commerce, as the vast majority of applicable laws were adopted before the advent of the internet and do not contemplate or address the unique issues raised by e-commerce. Those laws that do reference the internet, such as the U.S. CAN-SPAM Act of 2003 and the U.S. Digital Millennium Copyright Act, are only beginning to be interpreted by the courts. More restrictive legislation, such as new privacy laws, search engine marketing restrictions or “anti-spam” regulations, could decrease traffic to our websites, decrease marketing opportunities and increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements for financial institutions. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the slow pace at which formal rulemaking is being finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. Because of these additional costs, financial institutions may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients. Additionally, as our product and service offerings become more technologically focused, and with expanded regulatory expectations for supervision of third party service providers, portions of our business could become subject to direct federal regulation and/or examination. This would increase our cost of doing business and could slow our ability to introduce new products and services and otherwise adapt to a rapidly changing business environment.

In August 2012, the Securities and Exchange Commission issued final rules mandated by the Act regarding disclosure of the use of tin, tungsten, tantalum and gold, known as conflict minerals, in products manufactured by public companies. These rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo or an adjoining country. Accordingly, we began our reasonable country of origin inquiries in 2013, with our initial disclosure relating to conflict minerals occurring in May 2014. There are costs associated with complying with these rules and the sourcing, supply and pricing of materials used in our products could be adversely affected. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origin of all conflict minerals used in our products.

Economic conditions could continue to have an adverse effect on our operating results in each of our business segments.

Domestic and global economic conditions have affected, and will continue to affect, our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, the availability of credit and small business confidence, as well as the financial condition and growth prospects of our customers, may adversely affect our business and results of operations.

A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. In recent years, below average small business optimism, as well as declines in small business formations and increases in small business closures, negatively impacted our results of operations and/or our growth opportunities in Small Business Services. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending, employment levels and housing stock and starts impact the number of checks consumers use. Modest growth in consumer spending and private sector employment during 2014 most likely had a neutral impact on our personal check businesses, while housing stock did improve during 2014, as compared to 2013. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways.

Our experience indicates that financial institution failures, as well as the consolidation of companies within the financial services industry, may have caused some larger financial institutions to lose customers. The most recent study published by management consulting firm cg42 in July 2013 indicated that 26% of the top 10 retail banks’ customers expressed that they are frustrated with their primary banks, and 15% of these customers are actively pursuing a change in their banking relationship. The loss of customers for some financial institutions may reduce our order volume when those customers move their accounts to financial institutions that are not our clients, or customers may reduce or delay their check purchases while they are considering changing banks.

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

A deterioration in financial markets and/or in general business conditions in 2015 would negatively affect our operating results.

If third party providers of certain significant information technology needs are unable to provide services, our business could be disrupted and the cost of such services could increase.

We have entered into agreements with third party providers for information technology services, including telecommunications, network server and transaction processing services. In addition, we have agreements with companies to provide services such as electronic checks and on-line payment solutions. A service provider's ability to provide services could be disrupted for a variety of reasons, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, or other conditions. In the event that one or more of our service providers is unable to provide adequate or timely information technology services, our ability to deliver products and services to our customers could be adversely affected. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot completely eliminate the risk of disruption in service. Any significant disruption could harm our business, including damage to our brand and loss of customers. Additionally, although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. The use of substitute third party providers could also result in increased expense.

The failure to reduce costs could have an adverse impact on our operating results.

Intense competition, declines in the use of checks and business forms, and sluggish economic conditions compel us to continually improve our operating efficiency in order to maintain or improve profitability. We have significantly reduced costs over the past several years, primarily within sales, marketing and our shared services functions, including fulfillment, information technology, real estate, finance and human resources. We realized net cost reductions of approximately $60 million in 2014, as compared to our 2013 results of operations, and we will continue to explore ways to simplify our business processes and reduce our cost and expense structure. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, further enhancing our strategic supplier sourcing arrangements, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forgo certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our business if we are unable to remain competitive.

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

The e-commerce and print channels are characterized by the existence of a large number of patents, trademarks and copyrights, and by increasing litigation based on allegations of infringement. Third parties may assert patent and other intellectual property infringement claims against us and/or our clients, which could include aggressive and opportunistic enforcement of patents by non-practicing entities. These claims, whether successful or not, could divert management's attention, result in costly and time-consuming litigation, require us to enter into royalty or licensing agreements, or require us to redesign our software or services to avoid infringement. If we fail to obtain a required license or we are unable to design around a third party's patent, we may be unable to effectively conduct certain business activities. Consequently, third party intellectual property claims could result in increased expense or could limit our ability to generate revenue.

We are subject to customer payment-related risks, which could adversely affect our business and financial results.

We accept payments for our products and services on our websites by a variety of methods, including credit and debit cards, checks and wire transfers. For debit and credit cards, we pay interchange and other fees which may increase over time. We are also subject to payment card association operating rules and requirements, which have changed over time and could change in the future or be reinterpreted to make it more costly, more difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and/or higher transaction fees. Any changes could increase our cost of compliance, which would negatively affect our financial results. We could also lose our ability to accept credit and debit card payments from our customers, which would likely result in the loss of customers and the inability to attract new customers.

In addition, we may be liable for fraudulent transactions conducted on our websites, such as the use of stolen credit card numbers. To date, we have not incurred significant losses from payment-related fraud, but we continue to face the risk of losses from this type of fraud.

If we are unable to attract and retain key personnel and other qualified employees, our business could suffer.

The success of our business depends on the contributions and abilities of key employees, especially in the areas of sales, marketing, product management, and information technology. If we are unable to retain our existing employees and/or attract qualified personnel, we may not be able to grow and manage our business effectively. We can provide no assurance that we will be successful in attracting and retaining such personnel.

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

Our printing facilities are subject to many federal, state and local regulations designed to protect the environment, including those related to air emissions, wastewater discharge, waste disposal, and remediation of contaminated sites. We have sold former printing facilities to third parties and, in some instances, have agreed to indemnify the buyer of the facility for certain environmental liabilities. Unforeseen conditions at current or former facilities could result in additional liability and expense beyond our insurance coverage.

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States government. Regulation or some form of legislation aimed at reducing greenhouse gas emissions is currently being considered in the United States, as well as globally. Increased government regulation to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change could result in increased compliance costs and other financial obligations, which would adversely affect our operating results.

A decline in the value of our postretirement medical plan assets and/or a significant change in the number of participants in our postretirement medical plan could adversely affect our operating results and cash flows.

The fair value of our postretirement medical plan assets is subject to various risks, including credit, interest and overall market volatility risk. If the equity markets were to experience a significant decline in value, the fair value of our plan assets would decrease. This would affect the funded status of our plan and result in higher postretirement benefit expense in the future. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets could also result in the need to contribute increased amounts of cash to fund benefits payable under the plan.

There is uncertainty surrounding the impact that the Patient Protection and Affordable Care Act of 2010 will have on the number of people participating in our postretirement medical plan. It is unclear at this time whether this legislation will ultimately result in more people electing to participate in our plan. The legislation could also result in fewer people participating in our plan or it could have no impact. For the 2015 plan year, 49% of those eligible to participate in our postretirement medical plan have elected not to participate. If a significant portion of those not participating were to opt-in to our plan, our benefit obligation would increase, which would result in increased expense. Although our plan is currently overfunded, a significant increase in plan participants could also require us to contribute increased amounts of cash to fund benefits payable under the plan.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. As of December 31, 2014, we occupied 43 facilities throughout the United States, five facilities in Canada and two facilities in Europe where we conduct printing and fulfillment, call center, data center and administrative functions. 28% of our facilities are owned, while the remaining 72% are leased. These facilities have a combined floor space of approximately 2.6 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis and therefore, are subject to change in the future. As of December 31, 2014, the number of shareholders of record was 6,559. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2014
Quarter 4	$0.30	$64.40	$51.46	$62.25
Quarter 3	0.30	60.91	54.30	55.16
Quarter 2	0.30	58.62	48.42	58.58
Quarter 1	0.25	54.24	44.64	52.47
2013
Quarter 4	$0.25	$52.69	$41.61	$52.19
Quarter 3	0.25	43.49	34.67	41.66
Quarter 2	0.25	42.43	33.37	34.65
Quarter 1	0.25	42.50	32.32	41.40

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.0 million shares remained available for purchase under this authorization as of December 31, 2014. No shares were repurchased during the fourth quarter of 2014.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2014, we withheld 57,488 shares in conjunction with the vesting and exercise of equity-based awards.

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014
$600
$500
$400
$300
$200
$100
$0
2009
2010
2011
2012
2013
2014
Deluxe Corp.
S&P Midcap 400 Index
Dow Jones US Support Services Index

The graph assumes that $100 was invested on December 31, 2009 in each of Deluxe common stock, the S&P MidCap 400 Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2014. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2014	2013	2012	2011	2010
Statement of Income Data:
Total revenue	$1,674,082	$1,584,824	$1,514,917	$1,417,596	$1,402,237
As a percentage of total revenue:
Gross profit	63.8%	64.6%	65.4%	65.2%	65.2%
Selling, general and administrative expense	43.0%	43.6%	44.9%	45.2%	44.5%
Operating income	19.9%	20.1%	19.9%	19.1%	20.1%
Operating income	$332,633	$317,914	$302,028	$271,058	$281,544
Income from continuing operations:	199,794	186,652	170,492	144,595	153,395
Per share - basic	3.99	3.68	3.33	2.82	2.98
Per share - diluted	3.96	3.65	3.32	2.80	2.97
Cash dividends per share	1.15	1.00	1.00	1.00	1.00

Balance Sheet Data:
Cash and cash equivalents	$61,541	$121,089	$45,435	$28,687	$17,383
Return on average assets(1)	12.3%	12.5%	12.2%	10.7%	12.1%
Total assets	$1,688,391	$1,569,529	$1,412,440	$1,388,809	$1,308,691
Long-term obligations(2)	394,312	640,704	652,581	741,706	748,122
Total debt(3)	554,312	640,704	652,581	741,706	755,122

Statement of Cash Flows Data:
Net cash provided by operating activities of continuing operations	$280,395	$261,502	$244,077	$235,367	$212,615
Net cash used by investing activities of continuing operations	(136,043)	(101,050)	(68,513)	(131,785)	(136,170)
Net cash used by financing activities of continuing operations	(199,345)	(82,297)	(159,510)	(91,702)	(72,541)
Purchases of capital assets	(41,119)	(37,459)	(35,193)	(35,506)	(43,932)
Payments for acquisitions, net of cash acquired	(105,029)	(69,709)	(34,172)	(85,641)	(98,621)
Payments for common shares repurchased	(60,119)	(48,798)	(27,155)	(23,620)	(2,999)

Other Data (continuing operations):
Orders(4)	52,632	52,584	53,216	54,348	56,736
Revenue per order(4)	$31.81	$30.14	$28.47	$26.08	$24.72
Number of employees	5,830	5,575	5,476	5,565	5,765
Number of printing/fulfillment facilities	17	14	14	16	15
Number of call center facilities	16	16	13	13	14

(1) Return on average assets is calculated as net income divided by average assets for the period.
(2) Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.
(3) Total debt as of December 31, 2014 and December 31, 2010 includes amounts outstanding under our credit facility.
(4) Orders is our company-wide measure of volume and includes both products and services.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Over the past 24 months, our Small Business Services segment has provided products and services to nearly 4.6 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,600 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 40.7% of our Small Business Services segment's revenue in 2014.

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers various customer acquisition programs, marketing communications services, rewards and loyalty programs, fraud protection and security services, financial institution profitability and risk management services, and a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Accessories and other products – Small Business Services offers products designed to provide small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During 2015, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for 2014, as compared to 2013, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our sales and marketing, fulfillment and information technology organizations. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities, including product and service enhancements.

Our Strategies

A discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of this report.

Cost Reduction Initiatives

For several years we have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We have reduced stock-keeping units (SKUs), standardized products and services and improved the sourcing of third-party goods and services. As a result of all of these efforts, we realized net cost savings of approximately $60 million during 2014, as compared to our 2013 results of operations, generated primarily by our sales and marketing, fulfillment, and information technology organizations. Approximately 70% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 30% affecting cost of revenue. We anticipate that we will realize additional net cost reductions of approximately $50 million in 2015, as compared to our 2014 results of operations, which will be generated primarily by our sales, marketing and fulfillment organizations. Approximately, 60% of these savings are expected to impact SG&A expense, with the remaining 40% affecting cost of revenue.

Outlook for 2015

We anticipate that consolidated revenue will be between $1.74 billion and $1.78 billion for 2015, compared to $1.67 billion for 2014. In Small Business Services, we expect revenue to increase between 4% and 6% compared to 2014 revenue of $1.13 billion, as volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. In Financial Services, we expect revenue to increase between 12% and 15% compared to 2014 revenue of $368.4 million. We expect that year-over-year secular check order declines of approximately 6%, as well as expected contract renewal allowances, will be more than offset by continued growth in marketing solutions and other services, including incremental revenue from the acquisition of Wausau Financial Systems, Inc. (WFS) in October 2014. Additionally, we expect Financial Services revenue to benefit from higher revenue per order and a full year of revenue from a new large financial institution client acquired in the fourth quarter of 2014. In Direct Checks, we expect revenue to decline between 9% and 10% compared to 2014 revenue of $176.4 million, driven primarily by secular check order volume declines resulting from reduced check usage, as well as the elimination of marketing investments that no longer meet our return criteria.

We expect that 2015 diluted earnings per share will be between $4.23 and $4.43, including a charge of $0.12 per share for a loss on early debt extinguishment. In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, and the redemption will generate a loss on early debt extinguishment during the first quarter of 2015 due to a contractual call premium and related fees. The redemption will be financed primarily with our existing credit facility and the issuance of a short-term bank loan. Diluted earnings per share for 2014 was $3.96, which included total charges of $0.24 per share related to restructuring-related costs, asset impairment charges and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2015 will be approximately 33.5%, compared to 32.8% for 2014. A number of discrete credits to income tax expense in 2014 collectively reduced our 2014 tax rate by 0.9 points.

We anticipate that net cash provided by operating activities will be between $290 million and $305 million in 2015, compared to $280 million in 2014, driven by higher earnings and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate contract acquisition payments of approximately $15 million in 2015, and we estimate that capital spending will be approximately $40 million in 2015 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2015, including dividend payments, capital expenditures and required interest payments related to our long-term debt, as well as anticipated share repurchases in the last half of 2015 and possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. In October 2014, $253.5 million of our senior notes matured. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. We also utilized our credit facility to fund the entire amount paid for the acquisition of WFS in October 2014. As of December 31, 2014, $177.3 million was available for borrowing under our credit facility. In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Market for checks and business forms

The market for checks, which is our largest product, is very competitive. The check product is mature and its use has been declining. The total number of checks written in the United States has been in decline for many years as a result of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. According to the most recent Federal Reserve study released in December 2013, debit card, credit card and ACH payments all exceeded the number of checks written in 2012. Approximately 21.0 billion checks were written in 2012, accounting for approximately 17% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2010 when checks accounted for approximately 25% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 8.8% percent per year between 2009 and 2012. Although, we experienced a slightly lower decline in our check order volume than the Federal Reserve estimate, we expect that the number of checks written will continue to decline. However, we cannot predict the rate at which this decline will continue in the long-term.

In addition to the decline in check usage, the use of business forms is also under pressure. Continual technological improvements provide small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions and mobile applications have been designed to replace pre-printed business forms. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance.

Financial institution clients

Because check usage is declining, we have been encountering significant pricing pressure when negotiating contracts with financial institutions. Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. Our traditional financial institution relationships are typically formalized through check supply contracts averaging three to six years in duration; however, nearly 20% of Financial Services revenue for 2014 is contracted for seven years or greater. As we compete to retain and acquire new financial institution business, the resulting pricing pressure, combined with declining check usage in the marketplace, has negatively impacted our revenue and profit margins. We expect these trends to continue.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. Turmoil in the financial services industry affected and may continue to affect our results of operations in a number of ways.
There could be a significant impact on our consolidated results of operations if we were to lose a significant amount of business and/or we were unable to recover the value of unamortized contract acquisition costs or accounts receivable. As of December 31, 2014, unamortized contract acquisition costs totaled $74.1 million, while liabilities for contract acquisition costs not paid as of December 31, 2014 were $46.6 million. Further information regarding contract acquisition costs can be found under Other Financial Position Information. The inability to recover amounts paid to one or more of our larger financial institution clients could have a significant negative impact on our consolidated results of operations.

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

Recent legislation has impacted our financial institution clients. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") was enacted in 2010. The Act implements changes that affect the oversight and supervision of financial institutions, creates a new agency responsible for implementing and enforcing compliance with consumer financial laws and introduces more stringent regulatory capital requirements for financial institutions. The full impact of the Act and/or any additional related regulatory changes remains unclear due to the slow pace at which formal rulemaking is being finalized. It is likely that the Act has and will have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. Because of these additional costs, financial institutions may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB's rule-making and enforcement power may also extend to financial institutions' service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection or expedited check delivery, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients. Additionally, as our product and service offerings become more technologically focused, and with expanded regulatory expectations for supervision of third party service providers, portions of our business could become subject to direct federal regulation and/or examination. This would increase our cost of doing business and could slow our ability to introduce new products and services and otherwise adapt to a rapidly changing business environment.

Competition

The small business forms, accessories and other products market and the small business marketing solutions and other services market are highly fragmented with many small local suppliers, large national retailers and internet-based providers. In the small business forms, accessories and other products market, the competitive factors influencing a customer's purchase decision are breadth of product line, speed of delivery, product quality, price, convenience, customer service and past experience with the supplier. Our primary competitors are office product superstores, local printers, business forms dealers and internet-based suppliers. Numerous competitors offer printed products and business supplies to small businesses through the internet, direct mail, distributors or a direct sales force. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients, competitive prices, high quality and dependable service.
Many of our small business marketing solutions and other services offerings also face intense competition, including competition from numerous internet-based service providers. We expect the intensity of competition to increase in the future from other established and emerging companies due to the relatively low barriers to entry for the services we offer, as well as small businesses' increasing use of the internet which allows service providers to work directly with small businesses as opposed to using intermediaries. The competitive factors affecting small business marketing solutions and other services offerings include the breadth, quality and ease of use of web and other services, price, and the responsiveness and quality of customer support.

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

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution are a common practice within the industry. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated significantly in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contract. Our goal is to minimize the use of up-front product discounts by structuring new contracts with alternative incentives throughout the duration of the contract.

Many of our Financial Services marketing solutions and other services offerings also face intense competition, including competition from financial institution core processors, advertising agencies and numerous financial technology service providers. We expect the intensity of competition to increase from established and emerging financial technology companies. The competitive factors affecting Financial Services marketing solutions and other services offerings include the breadth, quality, ease of use, price, domain expertise, solution completeness, responsiveness and quality of customer support, and ability to manage end-to-end financial institution processes.

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

Economic conditions

Domestic and global economic conditions have affected and, will continue to affect, our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, the availability of credit and small business confidence, as well as the financial condition and growth prospects of our customers, may adversely affect our business and results of operations.
A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. In recent years, below average small business optimism, as well as declines in small business formations and increases in small business closures, negatively impacted our results of operations and/or our growth opportunities in Small Business Services. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. There was improvement in small business confidence in the fourth quarter of 2014. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 93.9 in December 2013 and ended 2014 at 100.4, the strongest reading since October 2006. The percentage of small business owners that expect general business conditions to improve within six months also increased from December 2013. In addition, according to data published by the U.S. Census Bureau, there was a slight increase in the number of small businesses in 2012, as compared to 2011, the most recent information available.
Within our personal check printing businesses, consumer spending, employment levels and housing stock and starts impact the number of checks consumers use. Modest growth in consumer spending and private sector employment during 2014 most likely had a neutral impact on our personal check businesses, while housing stock did improve during 2014, as compared to 2013. An increase in housing stock has a positive impact on the number of checks purchased, as new households typically are in need of new checks.
We cannot predict whether the recent improvements in economic indicators are indicative of a longer-term trend or whether economic conditions will improve, stay the same or worsen in the near future. We believe that in recent years the economy negatively impacted our operating results and/or our growth opportunities, and we expect the economic environment will continue to be challenging in 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Change
(in thousands, except per order amounts)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total revenue	$1,674,082	$1,584,824	$1,514,917	5.6%	4.6%
Orders	52,632	52,584	53,216	0.1%	(1.2%)
Revenue per order	$31.81	$30.14	$28.47	5.5%	5.9%

The increase in total revenue for 2014, as compared to 2013, was primarily due to growth in marketing solutions and other services revenue of $84 million, including incremental revenue of $57 million from businesses acquired during 2014 and 2013, as well as price increases in all three segments and growth in our Small Business Services distributor channel of approximately $24 million. These revenue increases were partially offset by lower order volume for our personal check businesses and contract renewal allowances within Financial Services.

The increase in total revenue for 2013, as compared to 2012, was primarily due to price increases in all three segments and growth of $57 million in marketing solutions and other services revenue, including incremental revenue of $28 million from businesses acquired during 2013 and 2012, as well as growth in our Small Business Services distributor channel of approximately $30 million. These revenue increases were partially offset by lower order volume for our personal check businesses and contract renewal allowances within Financial Services.

Service revenue represented 15.7% of total revenue in 2014, 13.6% in 2013 and 11.2% in 2012. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead we analyze our products and services based on the following categories:

				Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Checks, including contract settlements	52.0%	55.8%	58.8%	(3.8) pt.	(3.0) pt.
Marketing solutions and other services	25.5%	21.6%	18.8%	3.9 pt.	2.8 pt.
Forms	13.0%	12.7%	13.2%	0.3 pt.	(0.5) pt.
Accessories and other products	9.5%	9.9%	9.2%	(0.4) pt.	0.7 pt.
Total revenue	100.0%	100.0%	100.0%	—	—

The number of orders increased slightly in 2014, as compared to 2013, due primarily to growth in the Small Business Services distributor channel and in marketing solutions and other services, including the impact of acquisitions, partially offset by the continuing decline in check and forms usage. The number of orders decreased in 2013, as compared to 2012, as the impact of the continuing decline in check and forms usage exceeded the growth in the Small Business Services distributor channel and in marketing solutions and other services, including the impact of acquisitions. Revenue per order increased in each of the past two years primarily due to the benefit of price increases in all three segments, as well as a continued shift from personal check orders to higher dollar Small Business Services orders, partially offset by Financial Services contract renewal allowances.

Consolidated Cost of Revenue

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total cost of revenue	$606,278	$561,116	$524,375	8.0%	7.0%
Total cost of revenue as a percentage of total revenue	36.2%	35.4%	34.6%	0.8 pt.	0.8 pt.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party production costs for outsourced products, payroll and related expenses for fulfillment personnel, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and relevant overhead.

The increase in total cost of revenue for 2014, as compared to 2013, was attributable to the growth in volume, most notably in our Small Business Services distributor channel, which contributed a $40 million increase in outsourced product costs in 2014, while the businesses we acquired in 2014 and 2013 incurred incremental costs of approximately $14 million. In addition, delivery rates and material costs increased in 2014. Partially offsetting these increases in total cost of revenue were manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $18 million.

The increase in total cost of revenue for 2013, as compared to 2012, was attributable to the growth in volume, most notably in our Small Business Services distributor channel, which contributed a $25 million increase in outsourced product costs in 2013, while the businesses we acquired in 2013 and 2012 incurred incremental costs of approximately $11 million. In addition, delivery rates and material costs increased in 2013. Partially offsetting these increases in total cost of revenue were manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $15 million.

Consolidated Selling, General & Administrative Expense

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
SG&A expense	$719,192	$691,359	$680,460	4.0%	1.6%
SG&A expense as a percentage of total revenue	43.0%	43.6%	44.9%	(0.6) pt.	(1.3) pt.

The increase in SG&A expense for 2014, as compared to 2013, was driven primarily by incremental operating expenses of the businesses we acquired in 2014 and 2013 of approximately $42 million and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel. In addition, performance-based compensation expense increased approximately $6 million as compared to 2013 and Small Business Services commission expense increased $6 million due primarily to increased financial institution commission rates. These increases were partially offset by various expense reduction initiatives of approximately $42 million within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure.

The increase in SG&A expense for 2013, as compared to 2012, was driven primarily by incremental operating expenses of the businesses we acquired in 2013 and 2012 of approximately $20 million, increased Small Business Services commission expense of $10 million due primarily to increased volume, and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel, brand awareness advertising, marketing solutions and other services offers, and enhanced internet capabilities. These increases were partially offset by various expense reduction initiatives totaling approximately $40 million within sales, marketing and our shared services organizations, including improved labor and advertising efficiency, as well as a decrease in performance-based compensation of approximately $7 million and a decrease in medical expense of approximately $6 million.

Net Restructuring Charges

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net restructuring charges	$8,776	$9,435	$7,926	$(659)	$1,509

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, restructuring charges of $0.9 million in 2014, $1.5 million in 2013 and $2.8 million in 2012 were included within total cost of revenue in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Asset impairment charges	$6,468	$5,000	$—	$1,468	$5,000

During the third quarter of 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business have been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows. Our analysis resulted in a non-cash, pre-tax impairment charge of $6.5 million during 2014, which reflects writing down the net book value of the related intangible assets to zero.

During the fourth quarter of 2013, we performed an impairment analysis of a customer relationship intangible asset within our Small Business Services segment. The impairment analysis was performed because revenue from the applicable group of customers was lower than previously projected. We calculated the the estimated fair value of the asset as the net present value of estimated future cash flows. This analysis resulted in a non-cash, pre-tax impairment charge of $5.0 million during 2013.

Loss on Early Debt Extinguishment

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Loss on early debt extinguishment	$—	$—	$5,258	$—	$(5,258)

During the fourth quarter of 2012, we retired $200.0 million of long-term notes, realizing a pre-tax loss of $5.3 million. In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. We expect the redemption will generate a loss on early debt extinguishment during the first quarter of 2015 of approximately $0.12 per share due to a contractual call premium and related fees. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

Interest Expense

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Interest expense	$36,529	$38,301	$46,847	(4.6%)	(18.2%)
Weighted-average debt outstanding	635,560	654,751	742,534	(2.9%)	(11.8%)
Weighted-average interest rate	5.15%	5.32%	5.73%	(0.17) pt.	(0.41) pt.

The decrease in interest expense for 2014, as compared to 2013, was due to the October 2014 maturity of $253.5 million of long-term debt with an interest rate of 5.125%. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. Amounts outstanding under our credit facility during 2014 carried a weighted-average interest rate of 1.63%.

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

Income Tax Provision

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Income tax provision	$97,387	$94,407	$80,261	3.2%	17.6%
Effective tax rate	32.8%	33.6%	32.0%	(0.8) pt.	1.6 pt.

The decrease in our effective tax rate for 2014, as compared to 2013, was primarily due to discrete credits to income tax expense in 2014, which collectively reduced our effective tax rate 0.9 points and which related primarily to state income tax credits. In addition, our consolidated state income tax rate was lower in 2014. Partially offsetting these decreases in our effective tax rate relative to 2013 were discrete credits to income tax expense in 2013, which collectively reduced our effective tax rate 0.7 points, and which related primarily to the impact of federal legislation enacted in January 2013 which allowed us to claim the research and development credit on our 2012 federal income tax return. We expect that our annual effective tax rate for 2015 will be approximately 33.5%.

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

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs which are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities, including one printing facility in 2014 and one in 2013, as well as two customer call centers and two printing facilities during 2012. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for the years ended December 31 consisted of the following components:

(dollars in thousands)	2014	2013	2012
Severance accruals	$8,411	$7,495	$7,619
Severance reversals	(1,513)	(805)	(1,862)
Operating lease obligations	—	216	396
Operating lease obligations reversals	—	(157)	—
Net restructuring accruals	6,898	6,749	6,153
Other costs	2,757	4,157	4,581
Net restructuring charges	$9,655	$10,906	$10,734

Number of employees included in severance accruals	260	230	395

The majority of the employee reductions included in our restructuring accruals are expected to be completed in the first quarter of 2015, and we expect most of the related severance payments to be paid by the third quarter of 2015, utilizing cash from operations.

As a result of our employee reductions and facility closings, we realized cost savings of approximately $3 million in total cost of revenue and $14 million in SG&A expense in 2014, in comparison to our 2013 results of operations, which represents a portion of the approximately $60 million of total net cost reductions we realized in 2014. In 2015, we expect to realize cost savings of approximately $1 million in total cost of revenue and $15 million in SG&A expense, in comparison to our 2014 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2015. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total revenue	$1,129,250	$1,050,250	$961,631	7.5%	9.2%
Operating income	188,335	175,888	160,363	7.1%	9.7%
Operating margin	16.7%	16.7%	16.7%	—	—

The increase in total revenue for 2014, as compared to 2013, was due primarily to growth in marketing solutions and other services revenue of $51 million, including incremental revenue of $18 million from the acquisition of Gift Box Corporation of America in May 2014 and VerticalResponse, Inc. in June 2013, as well as growth in our distributor channel of approximately $24 million and price increases. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks and deposit tickets, and an unfavorable currency exchange rate impact of $4 million.

The increase in operating income for 2014, as compared to 2013, was primarily due to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income was the shift in our revenue mix to lower margin services and outsourced products and an increase in investments in revenue growth opportunities, including those to grow our distributor channel. In addition, commission expense increased $6 million due primarily to increased financial institution commission rates, delivery rates and material costs increased in 2014, and performance-based compensation increased approximately $4 million in 2014. Additionally, we recorded pre-tax asset impairment charges of $6.5 million during 2014 and

$5.0 million during 2013 related to Small Business Services intangible assets. Further information regarding these impairment charges can be found in Consolidated Results of Operations.

Operating margin was flat in 2014, as compared to 2013, as the improvements in operating income from price increases and the benefits of our cost reduction initiatives were offset by the shift in our revenue mix to lower margin services and outsourced products, an increase in investments in revenue growth opportunities and increases in commission rates, delivery rates and material costs in 2014.

The increase in total revenue for 2013, as compared to 2012, was due primarily to growth in marketing solutions and other services revenue of $47 million, including incremental revenue of $24 million from acquisitions, as well as growth in our distributor channel of approximately $30 million and price increases. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks and deposit tickets.

Operating income increased for 2013, as compared to 2012, primarily due to price increases, benefits of our cost reduction initiatives, a decrease of approximately $4 million in performance-based compensation, as well as lower medical expense. Partially offsetting these increases in operating income was the shift in our revenue mix to lower margin services and outsourced products, an increase of $10 million in commission expense, increased investments in revenue growth opportunities, including efforts to grow our distributor channel and increase brand awareness, and increases in delivery rates and material costs in 2013. Additionally, we recorded a pre-tax asset impairment charge of $5.0 million during 2013 related to a Small Business Services customer relationship intangible asset.

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

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. In the case of check supply contracts, once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Results for this segment were as follows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total revenue	$368,384	$343,160	$341,135	7.4%	0.6%
Operating income	86,799	82,343	77,728	5.4%	5.9%
Operating margin	23.6%	24.0%	22.8%	(0.4) pt.	1.2 pt.

The increase in revenue for 2014, as compared to 2013, was due to price increases and growth in marketing solutions and other services driven by incremental revenue of $40 million from the acquisitions of Acton Marketing in August 2013, Destination Rewards in December 2013 and Wausau Financial Systems, Inc. (WFS) in October 2014. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and contract renewal allowances.

Operating income increased for 2014, as compared to 2013, primarily due to price increases and the benefit of our continuing cost reduction initiatives, as well the favorable impact of acquisitions. Partially offsetting these increases in operating income were increased delivery and material costs in 2014, as well as an increase of approximately $1 million in performance-based compensation. Operating margin decreased for 2014, as compared to 2013, as the impact of price increases and cost reduction initiatives was more than offset by the unfavorable impact of acquisitions, as well as increased delivery and material costs in 2014.

The increase in revenue for 2013, as compared to 2012, was due to price increases and growth in marketing solutions and other services of $12 million, including incremental revenue of $4 million from the acquisitions of Acton Marketing in August 2013 and Destination Rewards in December 2013. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and contract renewal allowances. The increase in revenue for 2013, as compared to 2012, was the first time since we implemented our current segment structure in 2001 that Financial Service's revenue increased compared to the previous year.

Operating income and operating margin increased for 2013, as compared to 2012, primarily due to price increases, the benefit of our continuing cost reduction initiatives, a decrease of approximately $2 million in performance-based compensation, and lower medical expense, partially offset by investments in revenue growth opportunities and increased delivery rates and material costs in 2013. Additionally, restructuring charges related to our cost reduction initiatives increased $2 million as compared to 2012. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Total revenue	$176,448	$191,414	$212,151	(7.8%)	(9.8%)
Operating income	57,499	59,683	63,937	(3.7%)	(6.7%)
Operating margin	32.6%	31.2%	30.1%	1.4 pt.	1.1 pt.

The decrease in revenue for 2014, as compared to 2013, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing investments that no longer meet our return criteria. Partially offsetting the volume decline was higher revenue per order, partly due to price increases.

The decrease in operating income for 2014, as compared to 2013, was due primarily to the lower order volume, increased delivery rates and material costs in 2014, and an increase of approximately $1 million in performance-based compensation. Operating income in 2014 also included a pre-tax loss of $0.7 million from the sale-leaseback of a facility. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and higher revenue per order. In addition, restructuring charges related to our cost reduction initiatives decreased approximately $1 million in 2014. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

Operating margin increased for 2014, as compared to 2013, as the benefits from our cost reduction initiatives, price increases and the lower restructuring charges exceeded the impact of increased delivery rates, material costs and performance-based compensation, as well as the loss on the sale-leaseback of a facility.

The decrease in revenue for 2013, as compared to 2012, was due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the revenue decline was higher revenue per order, partly due to price increases.

The decrease in operating income for 2013, as compared to 2012, was due primarily to the lower order volume and increased delivery rates and material costs in 2013. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, price increases, a decrease of approximately $1 million in performance-based compensation, and lower medical expense. Additionally, restructuring charges related to our cost reduction initiatives decreased approximately $1 million compared to 2012. Further information regarding the restructuring charges and related costs can be found under Restructuring Costs.

Operating margin increased for 2013, as compared to 2012, as the benefits from our cost reduction initiatives, price increases and lower performance-based compensation, medical expense and restructuring charges exceeded the impact of increased delivery rates and material costs in 2013.

CASH FLOWS AND LIQUIDITY

As of December 31, 2014, we held cash and cash equivalents of $61.5 million. The following table shows our cash flow activity for the last three years, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net cash provided by operating activities	$280,395	$261,502	$244,077	$18,893	$17,425
Net cash used by investing activities	(136,043)	(101,050)	(68,513)	(34,993)	(32,537)
Net cash used by financing activities	(199,345)	(82,297)	(159,510)	(117,048)	77,213
Effect of exchange rate change on cash	(4,555)	(2,501)	694	(2,054)	(3,195)
Net change in cash and cash equivalents	$(59,548)	$75,654	$16,748	$(135,202)	$58,906

The $18.9 million increase in net cash provided by operating activities for 2014, as compared to 2013, was primarily due to higher cash provided by earnings, a $15.9 million decrease in the funding of medical benefits, a $5.3 million decrease in performance-based compensation payments related to our 2013 performance, and the positive impact of working capital changes. Our funding of medical benefits decreased during 2014 as we utilized more of the plan assets of our postretirement benefit plan and we reduced pre-funding of the trust used to pay medical benefits. These increases in cash provided by operating activities were partially offset by a $10.3 million increase in income tax payments and a $4.4 million increase in contract acquisition payments.

The $17.4 million increase in net cash provided by operating activities for 2013, as compared to 2012, was primarily due to an $11.8 million decrease in the funding of medical benefits as we began utilizing the plan assets of our postretirement medical plan to pay a majority of our retiree medical benefits, as well as an increase in cash provided by earnings, a $7.8 million decrease in interest payments, and a $4.8 million decrease in contract acquisition payments in 2013. The decrease in interest payments was due to the refinancing of a portion of our long-term debt in the fourth quarter of 2012 and the maturity of $84.8 million of long-term debt in December 2012. These increases in net cash provided by operating activities were partially offset by an $11.5 million increase in performance-based compensation payments related to our 2012 performance, the impact of net increases in working capital, and a $6.4 million increase in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Income tax payments	$100,639	$90,322	$83,875	$10,317	$6,447
Interest payments	39,946	38,676	46,514	1,270	(7,838)
Performance-based compensation payments	25,050	30,346	18,805	(5,296)	11,541
Contract acquisition payments	16,567	12,133	16,952	4,434	(4,819)
Funding of medical benefits(1)	14,000	29,861	41,670	(15,861)	(11,809)
Severance payments	8,142	5,451	7,183	2,691	(1,732)

(1) This amount includes payments made to our voluntary employee beneficiary association (VEBA) trust used to fund employee and retiree medical benefits, as well as the funding of our postretirement medical plan.

Net cash used by investing activities in 2014 was $35.0 million higher than 2013, driven primarily by an increase in payments for acquisitions of $35.3 million. In 2014, we acquired WFS, several small business distributors, NetClime, Inc. and Gift Box Corporation of America for an aggregate of $105.0 million, net of cash acquired. In 2013, we acquired VerticalResponse, Destination Rewards, several small business distributors and Acton Marketing for an aggregate of $69.7 million, net of cash acquired. In addition, benefits received from company-owned life insurance policies decreased $3.7 million and purchases of capital assets increased $3.7 million, as we continue to invest in key revenue growth initiatives and in order fulfillment and information technology infrastructure. Partially offsetting these increases in cash used by investing activities was proceeds from the sale of a facility in 2014 of $8.5 million.

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

Net cash used by financing activities in 2014 was $117.0 million higher than 2013 due primarily to the $253.5 million payment of long-term debt which matured in October 2014 and an increase of $11.3 million in payments to repurchase common shares. In addition, dividend payments increased $6.9 million, as we increased our per share dividend amount in the second quarter of 2014, and proceeds from issuing shares under employee plans decreased $6.8 million, as fewer stock options were exercised in 2014. Partially offsetting these increases in cash used by financing activities was net proceeds from short-term borrowings of $159.9 million, as we utilized our credit facility to pay a portion of our long-term debt and to complete the acquisition of WFS in 2014.

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

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net proceeds from short-term borrowings	$159,875	$—	$—	$159,875	$—
Proceeds from issuing long-term debt	—	—	200,000	—	(200,000)
Proceeds from issuing shares under employee plans	9,148	15,948	12,320	(6,800)	3,628
Proceeds from sale of facility	8,451	—	2,613	8,451	(2,613)
Proceeds from company-owned life insurance policies	897	4,599	—	(3,702)	4,599

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Payments on long-term debt, including costs of debt reacquisition	$254,403	$1,555	$288,938	$252,848	$(287,383)
Payments for acquisitions, net of cash acquired	105,029	69,709	34,172	35,320	35,537
Payments for common shares repurchased	60,119	48,798	27,155	11,321	21,643
Cash dividends paid to shareholders	57,603	50,711	50,918	6,892	(207)
Purchases of capital assets	41,119	37,459	35,193	3,660	2,266

We anticipate that net cash provided by operating activities will be between $290 million and $305 million in 2015, compared to $280 million in 2014, driven by higher earnings and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate that net cash generated by operating activities in 2015 will be utilized for dividend payments, capital expenditures of approximately $40 million, anticipated share repurchases in the last half of 2015 and possible small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. In October 2014, $253.5 million of our senior notes matured. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. We also utilized our credit facility to fund the entire amount paid for the acquisition of WFS in October 2014. As of December 31, 2014, $177.3 million was available for borrowing under our credit facility. In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2014, our subsidiaries located in Canada held cash and marketable securities of $52.6 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2015, including dividend payments, capital expenditures, and required interest payments related to our long-term debt, as well as anticipated share repurchases in the last half of 2015 and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $554.3 million as of December 31, 2014, a decrease of $86.4 million from December 31, 2013. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2014, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2014 included an $8.1 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2013, this fair value adjustment was a decrease of $14.7 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and lease obligations” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$202,379	6.9%	$257,408	6.6%	$(55,029)
Floating interest rate	351,933	3.5%	383,296	4.5%	(31,363)
Total debt	554,312	4.7%	640,704	5.3%	(86,392)
Shareholders’ equity	647,497		550,457		97,040
Total capital	$1,201,809		$1,191,161		$10,648

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.0 million shares remained available for purchase under this authorization as of December 31, 2014. During 2014, we purchased 1.1 million shares for $60.1 million. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 8 of this report.

In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2014, we had a $350.0 million credit facility, which expires in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of December 31, 2014 and we expect to remain in compliance with all debt covenants throughout 2015.

No amounts were borrowed under our credit facility during 2013 or 2012. Daily average amounts outstanding under our credit facility during 2014 were as follows:

(in thousands)	2014
Daily average amount outstanding	$43,675
Weighted-average interest rate	1.63%

No amounts were outstanding under our credit facility as of December 31, 2013. As of December 31, 2014, $160.0 million was outstanding under our credit facility at an average interest rate of 1.63%. As of December 31, 2014, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(160,000)
Outstanding letters of credit(1)	(12,728)
Net available for borrowing as of December 31, 2014	$177,272

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the past three years can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Cash payments made for contract acquisition costs were $16.6 million for 2014, $12.1 million for 2013 and $17.0 million for 2012. We anticipate cash payments of approximately $15 million in 2015.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.8 million as of December 31, 2014 and $3.9 million as of December 31, 2013. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $36.8 million as of December 31, 2014 and $2.4 million as of December 31, 2013.

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

As of December 31, 2014, our contractual obligations were as follows:

(in thousands)	Total	2015	2016 and 2017	2018 and 2019	2020 and thereafter
Long-term debt and related interest(1)	$529,545	$26,000	$52,000	$240,878	$210,667
Amount drawn on credit facility	160,000	160,000	—	—	—
Lease obligations	30,310	10,719	13,723	4,466	1,402
Purchase obligations	47,487	32,238	13,267	1,696	286
Other non-current liabilities	58,313	14,224	16,291	15,320	12,478
Total contractual obligations	$825,655	$243,181	$95,281	$262,360	$224,833
(1) In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. As of December 31, 2014, the maturity of these notes was a 2019 obligation, and it is presented as such in the table. The related interest obligation is also presented in the table in each period through 2019. We will forego future interest payments of $56.0 million when we redeem this debt in March 2015.

Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for Direct Checks direct mail advertising agreements, information technology services and amounts due under Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $14.7 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $16.9 million as of December 31, 2014.

Other non-current liabilities presented in our consolidated balance sheet as of December 31, 2014 consisted primarily of liabilities for contract acquisition costs; deferred income tax liabilities of small business distributors held for sale; derivative liabilities associated with long-term debt; amounts due for performance-based compensation, environmental matters and deferred compensation; and liabilities for uncertain tax positions. Of the $84.4 million reported as other non-current liabilities in our consolidated balance sheet as of December 31, 2014, $40.3 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Profit sharing, cash bonus and long-term incentive payments – Amounts payable under our performance-based compensation arrangements are dependent on our future operating performance. As of December 31, 2014, accrued liabilities included $38.3 million and other non-current liabilities included $6.5 million for performance-based compensation accruals.

•	Fair value of interest rate swaps – As of December 31, 2014, other non-current liabilities included $8.1 million for the fair value of interest rate swaps related to our long-term debt due in 2020.

•
Deferred income taxes of businesses held for sale – As of December 31, 2014, other non-current liabilities included $8.8 million of deferred income taxes related to small business distributors held for sale. Further information regarding net assets held for sale can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $6.3 million as of December 31, 2014, excluding tax benefits of deductible interest and the federal benefit of deductible state income tax.

•
Insured environmental remediation costs – As of December 31, 2014, $2.9 million of the costs included in our environmental accruals are covered by an environmental insurance policy which we purchased in 2002. The related receivables from the insurance company are reflected in other current assets and other non-current assets in our consolidated balance sheets based on the amounts of our environmental accruals for insured sites. Uninsured environmental accruals of $5.0 million as of December 31, 2014 are included in the table above.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $2.6 million of our deferred compensation liability as of December 31, 2014 is excluded from the obligations shown in the table above.

The table of contractual obligations does not include the following:

•
Benefit payments for our postretirement benefit plan – In the past, we have contributed funds to this plan for the purpose of funding our obligations. Thus, we have the option of paying benefits from the accumulated assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. We anticipate that we will utilize plan assets to pay a majority of our benefits during 2015. Our postretirement benefit plan was overfunded $24.2 million as of December 31, 2014.

•
Payments to our 401(k) plan – Payments to our 401(k) plan throughout the year are dependent on the number of employees participating in the plan, the level of employee contributions and employee wage rates.

•	Income tax payments, which are dependent upon our earnings.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Our accounting policies are discussed under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. Significant estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.

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

Tax laws require certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the annual effective tax rate reflected in our results of operations is different than that reported on our tax return (i.e., our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some are temporary differences that will reverse over time, such as depreciation expense on capital assets. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the expense, net of the expected tax benefit, in our statements of income. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax return, but we have not yet recognized the items as expense in our results of operations. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $84.3 million as of December 31, 2014, including valuation allowances of $2.9 million. As of December 31, 2013, we had net deferred tax liabilities of $74.0 million, including valuation allowances of $3.2 million. The valuation allowances related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland which we do not expect to fully realize.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. The total amount of unrecognized tax benefits as of December 31, 2014 was $5.3 million, excluding accrued interest and penalties and the federal benefit of deductible state income tax. If the unrecognized tax benefits were recognized in our consolidated financial statements, $5.3 million would positively affect income tax expense and our related effective tax rate. Interest and penalties recorded for uncertain tax positions are included in our income tax provision. As of December 31, 2014, we had accrued $1.0 million of interest and penalties, excluding the tax benefit of deductible interest. The statute of limitations for federal tax assessments for 2010 and prior years has closed. Our federal income tax returns through 2009 have been audited by the IRS, and our returns for 2011 through 2014 remain subject to IRS examination, including our 2012 return which is currently under audit. In general, income tax returns for the years 2010 through 2014 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Changes in unrecognized tax benefits during the last three years can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4.2 million to an increase of $1.6 million as we attempt to resolve certain federal and state matters or as federal and state statutes of limitations expire. We are not able to predict what, if any, impact these changes ultimately may have on our effective tax rate or cash flows.

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

Revenue Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions; financial institution customer acquisition and loyalty programs; financial technology solutions; payroll services; and logo design. We recognize the majority of these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting, applications services and outsourcing services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in our consolidated balance sheets.

A portion of the revenue generated by Wausau Financial Systems, Inc. (WFS), which was acquired in October 2014, results from the sale of bundled arrangements which may include hardware, software and professional services. We recognize revenues from these contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases in revenues and expenses and are reflected in the consolidated statements of income in the periods in which they are first identified. Revisions to these estimates during 2014 were not significant to our consolidated results of operations. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimated annual revenues from bundled arrangements accounted for using the percentage-of-completion method of accounting totaled approximately $24 million for 2014, although our 2014 consolidated statement of income included only revenue recognized subsequent to WFS' acquisition date.

Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

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

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of products when the revenue for the related order is recorded.

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

We recorded net postretirement benefit income of $2.2 million for 2014 and $1.4 million for 2013. Net postretirement benefit expense was $1.1 million for 2012. Our business segments record postretirement benefit (income) expense in cost of revenue and in SG&A expense, based on the composition of their workforces. Our postretirement benefit expense and liability are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheet, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit expense and liability differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate, we utilize the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream is aggregated and used to impute a weighted-average discount rate. The discount rate established at year-end for purposes of calculating our benefit obligation is also used in the calculation of the interest component of benefit expense for the following year. In measuring the accumulated postretirement benefit obligation as of December 31, 2014, we assumed a discount rate of 3.45%. A 0.25 point change in the discount rate would increase or decrease our annual postretirement benefit expense by approximately $0.1 million, and would increase or decrease our postretirement benefit obligation by approximately $2.2 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation and projected market returns. Our inflation assumption is primarily based on analysis of historical inflation data. In measuring net postretirement benefit expense for 2014, we assumed an expected long-term rate of return on plan assets of 6.75%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit expense by approximately $0.3 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2014, our initial health care inflation rate for 2014 was assumed to be 7.50% for participants under the age of 65 and 7.00% for participants aged 65 and older. Our ultimate health care inflation rate was assumed to be 5.0% in 2021 and beyond for participants under the age of 65 and 5.0% in 2020 and beyond for participants aged 65 and older. A one-percentage-point change in the health care cost trend rates would have the following effects:

(in thousands)	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost	$55	$(52)
Effect on benefit obligation	1,607	(1,506)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table which includes estimated death rates for each age. We use the RP-2014 mortality table with mortality improvement Scale MP-2014.

When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheet within accumulated comprehensive loss and is amortized into postretirement benefit expense over the average remaining life expectancy of inactive plan participants, as a large percentage of our plan participants are classified as inactive. This amortization period was 17 years as of December 31, 2014.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. If the equity markets were to experience a significant decline in value, the fair value of our plan assets would decrease. This would affect the funded status of our plan and result in higher postretirement benefit expense. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets could result in the need to contribute increased amounts of cash to fund benefits payable under the plan. We utilized plan assets to pay a significant portion of benefits during 2014 and we anticipate that we will utilize plan assets to pay a significant portion of our benefits during 2015.

Goodwill and Indefinite-Lived Trade Name

Goodwill and our indefinite-lived trade name totaled $887.5 million as of December 31, 2014, which represented 52.6% of total assets. These assets are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur which could indicate impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we would determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset's remaining carrying value over its estimated remaining useful life.

In completing our 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill is assigned, as our previous quantitative analysis was completed during 2010. First, we compared the carrying value of a reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires the allocation of shared or corporate items among reporting units. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units. Our 2014 analysis indicated that the calculated fair values of our reporting units exceeded their carrying values by approximate amounts between $74.0 million and $1.13 billion, or by amounts between 47% and 482% above the carrying values of their net assets.

In completing our annual goodwill impairment analyses during 2013 and 2012, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010. In completing our qualitative analyses in each year, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

The estimate of fair value for our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The annual impairment analysis completed during 2014 indicated that the estimated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by approximately $31.0 million. In this analysis, we assumed a discount rate of 11.0% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $3.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $17.0 million.

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

Restructuring Accruals

Over the past several years, we have recorded restructuring accruals as a result of various cost management efforts, including facility closings, the relocation of business activities, and fundamental changes in the manner in which certain business functions are conducted. Cost management is one of our strategic objectives and we continually seek ways to lower our cost structure. These accruals primarily consist of employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. We reversed previously recorded severance accruals of $1.5 million in 2014, $0.8 million in 2013 and $1.9 million in 2012, primarily as a result of fewer employees receiving severance benefits than originally estimated. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during 2014 and those not yet adopted can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2014, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Long-term notes maturing March 2019	$200,000	$209,000	7.0%
Long-term notes maturing November 2020, including decrease of $8,067 related to the cumulative change in fair value of hedged debt	191,933	210,000	4.9%
Capital lease obligations	2,379	2,379	2.0%
Amount drawn on credit facility	160,000	160,000	1.6%
Total debt	$554,312	$581,379	4.7%

(1) For our long-term notes, fair value is based on significant observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount. For the amount drawn on our credit facility, fair value equals carrying value due to its short-term duration.

In January 2015, we announced our intention to redeem all $200.0 million of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, utilizing our credit facility and a short-term bank loan to complete the redemption. We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of December 31, 2014, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2014 included an $8.1 million decrease related to adjusting the hedged debt for changes in its fair value. Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. When the change in the fair value of the interest rate swaps and the hedged debt are not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affects the reported amount of interest expense in our consolidated statements of income. The interest rate swaps outstanding as of December 31, 2014 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method was not used for our other interest rate swaps, which terminated with the maturity of the related long-term debt in October 2014. Information regarding hedge ineffectiveness can be found under the caption “Note 7: Fair value measurements” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Based on the outstanding variable rate debt in our portfolio, a one percentage point change in interest rates would have resulted in a $3.9 million change in interest expense for 2014, excluding any hedge ineffectiveness related to our interest rate swaps.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 20, 2015

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$61,541	$121,089
Trade accounts receivable, net of allowances for uncollectible accounts	113,656	88,049
Inventories and supplies	39,411	28,966
Deferred income taxes	10,159	6,946
Funds held for customers	43,604	42,425
Other current assets	50,519	31,838
Total current assets	318,890	319,313
Deferred income taxes	1,411	1,851
Long-term investments (including $2,384 and $2,407 of investments at fair value, respectively)	46,451	44,451
Property, plant and equipment, net of accumulated depreciation	87,623	101,343
Assets held for sale	26,819	25,451
Intangibles, net of accumulated amortization	207,180	153,576
Goodwill	868,376	822,777
Other non-current assets	131,641	100,767
Total assets	$1,688,391	$1,569,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,216	$71,492
Accrued liabilities	219,121	162,990
Short-term borrowings	160,000	—
Long-term debt due within one year	911	255,589
Total current liabilities	467,248	490,071
Long-term debt	393,401	385,115
Deferred income taxes	95,838	82,814
Other non-current liabilities	84,407	61,072
Commitments and contingencies (Notes 9, 13 and 14)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2014 – 49,742; 2013 – 50,344)	49,742	50,344
Additional paid-in capital	4,758	22,596
Retained earnings	629,335	510,941
Accumulated other comprehensive loss	(36,338)	(33,424)
Total shareholders’ equity	647,497	550,457
Total liabilities and shareholders’ equity	$1,688,391	$1,569,529

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Product revenue	$1,410,858	$1,369,711	$1,345,929
Service revenue	263,224	215,113	168,988
Total revenue	1,674,082	1,584,824	1,514,917
Cost of products	(501,871)	(463,487)	(446,994)
Cost of services	(104,407)	(97,629)	(77,381)
Total cost of revenue	(606,278)	(561,116)	(524,375)
Gross profit	1,067,804	1,023,708	990,542
Selling, general and administrative expense	(719,192)	(691,359)	(680,460)
Net restructuring charges	(8,776)	(9,435)	(7,926)
Asset impairment charges	(6,468)	(5,000)	—
Net loss on sales of facilities	(735)	—	(128)
Operating income	332,633	317,914	302,028
Loss on early debt extinguishment	—	—	(5,258)
Interest expense	(36,529)	(38,301)	(46,847)
Other income	1,077	1,446	830
Income before income taxes	297,181	281,059	250,753
Income tax provision	(97,387)	(94,407)	(80,261)
Net income	$199,794	$186,652	$170,492

Basic earnings per share	$3.99	$3.68	$3.33
Diluted earnings per share	3.96	3.65	3.32

Cash dividends per share	$1.15	$1.00	$1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$199,794	$186,652	$170,492
Other comprehensive income, net of tax:
Reclassification of loss on derivative instruments from other comprehensive loss to net income	781	1,040	1,110
Postretirement benefit plans:
Net actuarial gain arising during the year	1,133	8,365	15,221
Less reclassification of amounts from other comprehensive loss to net income:
Amortization of prior service credit	(866)	(864)	(1,899)
Amortization of net actuarial loss	2,202	2,928	3,653
Postretirement benefit plans	2,469	10,429	16,975
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the year	151	(184)	(29)
Less reclassification of realized gains from other comprehensive loss to net income	—	—	(241)
Unrealized gains (losses) on securities	151	(184)	(270)
Unrealized foreign currency translation adjustment	(6,315)	(4,062)	939
Other comprehensive (loss) income	(2,914)	7,223	18,754
Comprehensive income	$196,880	$193,875	$189,246

Income tax (expense) benefit of other comprehensive income included in above amounts:
Reclassification of loss on derivative instruments from other comprehensive loss to net income	$(501)	$(671)	$(676)
Postretirement benefit plans:
Net actuarial gain arising during the year	(726)	(5,393)	(15,589)
Less reclassification of amounts from other comprehensive loss to net income:
Amortization of prior service credit	555	557	1,157
Amortization of net actuarial loss	(1,216)	(1,511)	(2,226)
Postretirement benefit plans	(1,387)	(6,347)	(16,658)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities arising during the year	(53)	64	10
Less reclassification of realized gains from other comprehensive loss to net income	—	—	86
Unrealized gains (losses) on securities	(53)	64	96
Total net tax expense included In other comprehensive (loss) income	$(1,941)	$(6,954)	$(17,238)
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2011	50,826	$50,826	$55,838	$255,426	$(59,401)	$302,689
Net income	—	—	—	170,492	—	170,492
Cash dividends	—	—	—	(50,918)	—	(50,918)
Common shares issued	1,113	1,113	19,161	—	—	20,274
Tax impact of share-based awards	—	—	1,491	—	—	1,491
Common shares repurchased	(999)	(999)	(26,156)	—	—	(27,155)
Other common shares retired	(326)	(326)	(8,944)	—	—	(9,270)
Fair value of share-based compensation	—	—	6,578	—	—	6,578
Other comprehensive income	—	—	—	—	18,754	18,754
Balance, December 31, 2012	50,614	50,614	47,968	375,000	(40,647)	432,935
Net income	—	—	—	186,652	—	186,652
Cash dividends	—	—	—	(50,711)	—	(50,711)
Common shares issued	1,182	1,182	25,473	—	—	26,655
Tax impact of share-based awards	—	—	2,310	—	—	2,310
Common shares repurchased	(1,162)	(1,162)	(47,636)	—	—	(48,798)
Other common shares retired	(290)	(290)	(12,470)	—	—	(12,760)
Fair value of share-based compensation	—	—	6,951	—	—	6,951
Other comprehensive income	—	—	—	—	7,223	7,223
Balance, December 31, 2013	50,344	50,344	22,596	510,941	(33,424)	550,457
Net income	—	—	—	199,794	—	199,794
Cash dividends	—	—	—	(57,603)	—	(57,603)
Common shares issued	720	720	14,581	—	—	15,301
Tax impact of share-based awards	—	—	4,398	—	—	4,398
Common shares repurchased	(1,133)	(1,133)	(35,585)	(23,401)	—	(60,119)
Other common shares retired	(189)	(189)	(10,064)	(396)	—	(10,649)
Fair value of share-based compensation	—	—	8,832	—	—	8,832
Other comprehensive loss	—	—	—	—	(2,914)	(2,914)
Balance, December 31, 2014	49,742	$49,742	$4,758	$629,335	$(36,338)	$647,497

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$199,794	$186,652	$170,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,767	17,822	19,922
Amortization of intangibles	49,075	46,651	45,730
Asset impairment charges	6,468	5,000	—
Amortization of contract acquisition costs	18,105	17,197	17,110
Deferred income taxes	(7,413)	(2,243)	6,270
Employee share-based compensation expense	9,776	7,562	7,292
Loss on early debt extinguishment	—	—	5,258
Other non-cash items, net	11,162	10,741	9,371
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(21,095)	(14,754)	(2,915)
Inventories and supplies	(4,353)	(1,594)	(1,629)
Other current assets	(8,199)	7,032	(1,982)
Non-current assets	(4,153)	(5,976)	424
Accounts payable	12,218	886	228
Contract acquisition payments	(16,567)	(12,133)	(16,952)
Other accrued and non-current liabilities	18,810	(1,341)	(14,542)
Net cash provided by operating activities	280,395	261,502	244,077
Cash flows from investing activities:
Purchases of capital assets	(41,119)	(37,459)	(35,193)
Payments for acquisitions, net of cash acquired	(105,029)	(69,709)	(34,172)
Loans to distributors	(50)	(778)	(3,287)
Proceeds from company-owned life insurance policies	897	4,599	—
Proceeds from sales of facilities	8,451	—	2,613
Other	807	2,297	1,526
Net cash used by investing activities	(136,043)	(101,050)	(68,513)
Cash flows from financing activities:
Net proceeds from short-term borrowings	159,875	—	—
Payments on long-term debt, including costs of debt reacquisition	(254,403)	(1,555)	(288,938)
Proceeds from issuing long-term debt	—	—	200,000
Payments for debt issue costs	(1,085)	(236)	(4,504)
Change in book overdrafts	—	—	(2,600)
Proceeds from issuing shares under employee plans	9,148	15,948	12,320
Excess tax benefit from share-based employee awards	4,992	3,055	2,285
Payments for common shares repurchased	(60,119)	(48,798)	(27,155)
Cash dividends paid to shareholders	(57,603)	(50,711)	(50,918)
Other	(150)	—	—
Net cash used by financing activities	(199,345)	(82,297)	(159,510)

Effect of exchange rate change on cash	(4,555)	(2,501)	694

Net change in cash and cash equivalents	(59,548)	75,654	16,748
Cash and cash equivalents, beginning of year	121,089	45,435	28,687
Cash and cash equivalents, end of year	$61,541	$121,089	$45,435

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Significant accounting policies

Nature of operations – We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We offer a wide range of products and services to small businesses, including customized checks and forms, as well as website development and hosting, search engine marketing, search engine optimization, and logo design. For financial institutions, we offer industry-leading programs in checks, customer acquisition and loyalty, fraud prevention and profitability, and financial technology solutions, including receivables management. We are also a leading printer of checks and accessories sold directly to consumers.

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

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in the respective subsidiaries' functional currencies, primarily Canadian dollars, and are translated into U.S. dollars. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are reflected in accumulated other comprehensive loss in the shareholders' equity section of the consolidated balance sheets. Foreign currency transaction gains and losses are recorded in other income in the consolidated statements of income.

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

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. These funds, consisting of cash and available-for-sale marketable securities, are reported as funds held for customers in the consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in the consolidated balance sheets. The available-for-sale marketable securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains and losses are included in revenue in our consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2014 and 2013 were not significant.

Long-term investments – Long-term investments consist primarily of cash surrender values of life insurance contracts. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2,384 as of December 31, 2014 and $2,407 as of December 31, 2013. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers' deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the consolidated statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost. Buildings have been assigned lives of 40 years and machinery and equipment are generally assigned lives ranging from one year to 11 years, with a weighted-average life of eight years as of December 31, 2014. Buildings are depreciated using the 150% declining balance method, and machinery and equipment are depreciated using the sum-of-the-years' digits method. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred.

Fully depreciated assets are retained in property, plant and equipment until disposal. Any gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost. Amortization expense is generally determined on the straight-line basis over periods ranging from one year to 20 years, with a weighted-average life of six years as of December 31, 2014. Customer lists are generally amortized using accelerated methods which reflect the pattern in which we receive the economic benefit of the asset. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2014, we held a trade name asset which has been assigned an indefinite useful life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Any gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

We incur costs in connection with the development of certain software products which we sell to our customers. Costs for the development of software products to be sold are expensed as incurred until technological feasibility is established, at which time, such costs are capitalized until the product is available for general release to customers. We acquired software to be sold via the acquisition of Wausau Financial Systems, Inc. (WFS) in October 2014 (Note 5).

Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We compare the carrying amount of the asset to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During 2014 and 2013, we recorded asset impairment charges related to Small Business Services intangible assets. Further information regarding the impairment charges can be found in Note 7: Fair value measurements.

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

In completing the annual impairment analysis of our indefinite-lived trade name during the past three years, we elected to perform a quantitative assessment. This assessment compares the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The impairment analyses completed during the past three years indicated no impairment. In addition to the required impairment analysis, we regularly evaluate the remaining useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test it for impairment and then amortize its remaining carrying value over its estimated remaining useful life.

In completing our 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill is assigned, as our previous quantitative analysis was completed during 2010. First, we calculated the estimated fair value of each reporting unit to which goodwill is assigned and compared this estimated fair value to the carrying amount of the reporting unit's net assets. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue for the next five years. We applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units' fair values was compared to our consolidated fair value as indicated by our market capitalization. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units, and no goodwill impairment charges were recorded during 2014. Further information regarding this analysis can be found in Note 7: Fair value measurements.

When completing our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative impairment test is unnecessary. During 2013 and 2012, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. We noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units. As such, no goodwill impairment charges were recorded as a result of our 2013 or 2012 annual impairment analyses.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are amortized as reductions of revenue over the related contract term, generally on the straight-line basis. Currently, these amounts are being amortized over periods ranging from one year to 10 years, with a weighted-average life of six years as of December 31, 2014. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

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

Non-direct response advertising projects are expensed as incurred. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense was $91,937 in 2014, $93,872 in 2013 and $100,594 in 2012.

Loans to distributors – We, at times, make loans to certain of our Safeguard® distributors to allow them to purchase the operations of other small business distributors. These loans are included in other current assets and other non-current assets in the consolidated balance sheets. Interest is accrued at market interest rates as earned. As of December 31, 2014 and December 31, 2013, no amounts were past due and allowances for credit losses related to these receivables were not significant.

Restructuring charges – Over the past several years, we have recorded restructuring charges as a result of various cost management efforts, including facility closings, the relocation of business activities, and fundamental changes in the manner in which certain business functions are conducted. These charges have consisted primarily of accruals for employee termination benefits payable under our ongoing severance benefit plan. We record accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. As such, judgment is involved in determining when it is appropriate to record restructuring accruals. Additionally, we are required to make estimates and assumptions in calculating the restructuring accruals as, on some occasions, employees choose to voluntarily leave the company prior to their termination date or they secure another position within the company. In these situations, the employees do not receive termination benefits. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been and will be required. Restructuring accruals are included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. In addition to employee termination benefits, we also typically incur other costs related to restructuring activities including, but not limited to, information technology costs, employee and equipment moves, training and travel. These costs are expensed as incurred.

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

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Accrued interest and penalties related to unrecognized tax positions is included in our provision for income taxes in the consolidated statements of income.

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

Revenue recognition – We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Our services, which account for the remainder of our revenue, consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions; financial institution customer acquisition and loyalty programs; financial technology solutions; payroll services; and logo design. We recognize the majority of these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting, applications services and outsourcing services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in the consolidated balance sheets.

A portion of the revenue generated by WFS, which was acquired in October 2014 (Note 5), results from the sale of bundled arrangements which may include hardware, software and professional services. We recognize revenues from these contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. We record costs and earnings in excess of billings on uncompleted contracts within other current assets and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated balance sheets. The amount included in other current assets related to these contracts was $8,407 as of December 31, 2014, and the amount included in other current liabilities related to these contracts was $708 as of December 31, 2014.

Revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

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

Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs, and sales tax. We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of products when the revenue for the related purchased product is recorded. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Instead, revenue reflects the amounts paid to us by our financial institution clients.

Employee share-based compensation – Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. Additionally, in 2014 we granted performance share awards. Employee share-based compensation expense is included in total cost of revenue and in SG&A expense in our consolidated statements of income, based on the functional areas of the employees receiving the awards, and is recognized as follows:

•
The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the options' vesting periods.

•
The fair value of restricted stock and a portion of our restricted stock unit awards is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period.

•
Certain of our restricted stock unit awards may be settled in cash if an employee voluntarily chooses to leave the company. These awards are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets and are re-measured at fair value as of each balance sheet date.

•	Compensation expense resulting from the 15% discount provided under our employee stock purchase plan is recognized over the purchase period of six months.

•
The performance share awards specify certain performance/market-based conditions which must be achieved in order for the awards to vest. For the portion of the awards based on a performance condition, the performance target is not considered in determining the fair value of the awards and thus, fair value is measured on the grant date based on the market value of our common stock. The related compensation expense for this type of award is recognized, net of estimated forfeitures, over the related service period. The amount of compensation expense is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. For the portion of the awards based on a market condition, fair value is calculated on the grant date using the Monte Carlo simulation model. All compensation cost for these awards is recognized, net of estimated forfeitures, over the related service period, even if the market condition is never satisfied.

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

Recently adopted accounting pronouncements – On January 1, 2014, we adopted Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. Adoption of this standard resulted in an increase of $669 in non-current deferred income tax liabilities and a corresponding decrease in other non-current liabilities.

Accounting pronouncements not yet adopted – In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business which qualifies as held for sale upon acquisition should be reported as discontinued operations. We adopted the new guidance on January 1, 2015, and it is applied prospectively. As such, we will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

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

Note 2: Supplemental balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2014	2013
Trade accounts receivable – gross	$117,991	$91,910
Allowances for uncollectible accounts	(4,335)	(3,861)
Trade accounts receivable – net	$113,656	$88,049

Changes in the allowances for uncollectible accounts for the years ended December 31 were as follows:

(in thousands)	2014	2013	2012
Balance, beginning of year	$3,861	$3,912	$4,007
Bad debt expense	3,994	3,722	3,749
Write-offs, net of recoveries	(3,520)	(3,773)	(3,844)
Balance, end of year	$4,335	$3,861	$3,912

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2014	2013
Raw materials	$5,899	$5,426
Semi-finished goods	8,990	8,361
Finished goods	21,298	11,948
Supplies	3,224	3,231
Inventories and supplies	$39,411	$28,966

Available-for-sale securities – Available-for-sale marketable securities included within cash and cash equivalents, funds held for customers and other current assets were comprised of the following:

	December 31, 2014
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,245	$—	$(120)	$9,125
Canadian guaranteed investment certificate	8,605	—	—	8,605
Available-for-sale securities (funds held for customers)(1)	17,850	—	(120)	17,730
Canadian money market fund (other current assets)	1,895	—	—	1,895
Total available-for-sale securities	$19,745	$—	$(120)	$19,625

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2014, also included cash of $25,874.

	December 31, 2013
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,901	$—	$(343)	$9,558
Canadian guaranteed investment certificate	5,178	—	—	5,178
Available-for-sale securities (funds held for customers)(1)	15,079	—	(343)	14,736
Money market securities (cash equivalents)	70,001	—	—	70,001
Canadian money market fund (other current assets)	2,045	—	—	2,045
Total available-for-sale securities	$87,125	$—	$(343)	$86,782

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2013, also included cash of $27,689.

Expected maturities of available-for-sale securities as of December 31, 2014 were as follows:

(in thousands)	Fair value
Due in one year or less	$10,601
Due in two to five years	6,259
Due in six to ten years	2,765
Total available-for-sale securities	$19,625

Further information regarding the fair value of available-for-sale marketable securities can be found in Note 7: Fair value measurements.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2014			2013
(in thousands)	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Land and improvements	$28,367	$(7,612)	$20,755	$33,951	$(9,445)	$24,506
Buildings and improvements	109,307	(69,882)	39,425	125,655	(76,995)	48,660
Machinery and equipment	298,479	(271,036)	27,443	302,663	(274,486)	28,177
Property, plant and equipment	$436,153	$(348,530)	$87,623	$462,269	$(360,926)	$101,343

Assets held for sale/facility sales – Assets held for sale included the operations of small business distributors which we previously acquired and which consisted primarily of customer list intangible assets. The net assets of one of the small business distributors were sold during 2014, realizing a net pre-tax gain of $430. We are actively marketing the remaining assets and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

	December 31,
(in thousands)	2014	2013	Balance sheet caption
Current assets	$687	$727	Other current assets
Intangibles	25,926	24,603	Assets held for sale
Other non-current assets	893	848	Assets held for sale
Accrued liabilities	(1,058)	(733)	Accrued liabilities
Non-current deferred income tax liabilities	(8,774)	(7,821)	Other non-current liabilities
Other non-current liabilities	—	(32)	Other non-current liabilities
Net assets held for sale	$17,674	$17,592

During 2014, we sold our Colorado Springs, Colorado facility and entered into an operating lease on a portion of the facility. We received cash proceeds of $8,451 from the sale and recognized the full amount of the net pre-tax loss on the sale of $735.

During 2012, we sold our Thorofare, New Jersey facility which had been included in assets held for sale in our consolidated balance sheet. We received cash proceeds of $2,613 from the sale, realizing a net pre-tax loss of $128.

Intangibles – Intangibles were comprised of the following at December 31:

	2014			2013
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	364,229	(303,340)	60,889	339,995	(275,159)	64,836
Customer lists/relationships	106,218	(40,097)	66,121	63,282	(31,606)	31,676
Trade names	69,281	(37,623)	31,658	67,961	(33,642)	34,319
Software to be sold	28,500	(601)	27,899	—	—	—
Other	8,160	(6,647)	1,513	9,324	(5,679)	3,645
Amortizable intangibles	576,388	(388,308)	188,080	480,562	(346,086)	134,476
Intangibles	$595,488	$(388,308)	$207,180	$499,662	$(346,086)	$153,576

Total amortization of intangibles was $49,075 in 2014, $46,651 in 2013 and $45,730 in 2012. Of these amounts, amortization of internal-use software was $34,282 in 2014, $32,555 in 2013 and $30,982 in 2012. Based on the intangibles in service as of December 31, 2014, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)	Estimated amortization expense
2015	$45,317
2016	32,985
2017	20,848
2018	15,343
2019	12,639

We acquire internal-use software in the normal course of business. In conjunction with acquisitions (Note 5), we also acquired certain other amortizable intangible assets. The following intangible assets were acquired during the years ended December 31:

	2014		2013		2012
(in thousands)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)
Internal-use software	$33,867	4	$34,455	3	$28,097	4
Customer lists/relationships	45,869	9	16,610	8	10,200	9
Software to be sold	28,500	9	—	—	—	—
Trade names	2,000	3	200	2	900	5
Other	50	2	3,310	4	—	—
Acquired intangibles	$110,286	7	$54,575	5	$39,197	5

The table above does not include intangible assets acquired via the acquisition of small business distributors which are classified as held for sale upon purchase. Amounts included in the table above related to the acquisition of Destination Rewards were preliminary as of December 31, 2013 and were finalized during 2014. Further information regarding acquisitions can be found in Note 5: Acquisitions and information regarding assets held for sale can be found in Note 2: Supplemental balance sheet and cash flow information.

Goodwill – Changes in goodwill by reportable segment and in total were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2012:
Goodwill, gross	$633,952	$27,178	$148,506	$809,636
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	613,952	27,178	148,506	789,636
Acquisition of VerticalResponse, Inc. (Note 5)	18,735	—	—	18,735
Acquisition of Acton Marketing, LLC (Note 5)	—	1,459	—	1,459
Acquisition of Destination Rewards, Inc. (Note 5)	—	13,080	—	13,080
Currency translation adjustment	(133)	—	—	(133)
Balance, December 31, 2013:
Goodwill, gross	652,554	41,717	148,506	842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	632,554	41,717	148,506	822,777
Adjustment for acquisition of Destination Rewards, Inc. (Note 5)	—	(1,375)	—	(1,375)
Acquisition of NetClime, Inc. (Note 5)	1,615	—	—	1,615
Acquisition of Wausau Financial Systems, Inc. (Note 5)	—	45,521	—	45,521
Currency translation adjustment	(162)	—	—	(162)
Balance, December 31, 2014:
Goodwill, gross	654,007	85,863	148,506	888,376
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$634,007	$85,863	$148,506	$868,376

Other non-current assets – Other non-current assets were comprised of the following at December 31:

(in thousands)	2014	2013
Contract acquisition costs	$74,101	$35,421
Postretirement benefit plan asset (Note 12)	24,243	24,981
Loans and notes receivable from distributors	14,583	16,162
Deferred advertising costs	8,922	10,447
Other	9,792	13,756
Other non-current assets	$131,641	$100,767

Changes in contract acquisition costs were as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Balance, beginning of year	$35,421	$43,036	$55,076
Additions(1)	57,225	10,072	5,543
Amortization	(18,105)	(17,197)	(17,110)
Other	(440)	(490)	(473)
Balance, end of year	$74,101	$35,421	$43,036

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $16,567 for 2014, $12,133 for 2013 and $16,952 for 2012.

Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

(in thousands)	2014	2013
Deferred revenue	$48,514	$16,897
Funds held for customers	42,944	41,810
Performance-based compensation	38,259	29,544
Customer rebates	20,550	21,623
Contract acquisition costs due within one year	9,815	3,880
Restructuring due within one year (Note 8)	4,276	5,609
Other	54,763	43,627
Accrued liabilities	$219,121	$162,990

Supplemental cash flow information – Cash payments for income taxes and interest were as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Income taxes paid	$100,639	$90,322	$83,875
Interest paid	39,946	38,676	46,514

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(dollars and shares in thousands, except per share amounts)	2014	2013	2012
Earnings per share – basic:
Net income	$199,794	$186,652	$170,492
Income allocated to participating securities	(1,075)	(846)	(1,161)
Income available to common shareholders	$198,719	$185,806	$169,331
Weighted-average shares outstanding	49,827	50,550	50,775
Earnings per share – basic	$3.99	$3.68	$3.33

Earnings per share – diluted:
Net income	$199,794	$186,652	$170,492
Income allocated to participating securities	(1,068)	(840)	(1,156)
Re-measurement of share-based awards classified as liabilities	183	314	123
Income available to common shareholders	$198,909	$186,126	$169,459
Weighted-average shares outstanding	49,827	50,550	50,775
Dilutive impact of potential common shares	435	460	301
Weighted-average shares and potential common shares outstanding	50,262	51,010	51,076
Earnings per share – diluted	$3.96	$3.65	$3.32

Antidilutive options excluded from calculation	7	12	470

Note 4: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss component	Amounts reclassified from accumulated other comprehensive loss			Affected line item in consolidated statements of income
(in thousands)	2014	2013	2012
Amortization of loss on interest rate locks(1)	$(1,282)	$(1,711)	$(1,786)	Interest expense
Tax benefit	501	671	676	Income tax provision
Amortization of loss on interest rate locks, net of tax	(781)	(1,040)	(1,110)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	1,421	1,421	3,056	(2)
Net actuarial loss	(3,418)	(4,439)	(5,879)	(2)
Total amortization	(1,997)	(3,018)	(2,823)	(2)
Tax benefit	661	954	1,069	(2)
Amortization of postretirement benefit plan items, net of tax	(1,336)	(2,064)	(1,754)	(2)
Realized gains on available-for-sale securities	—	—	327	Other income
Tax expense	—	—	(86)	Income tax provision
Realized gains on available-for-sale securities, net of tax	—	—	241	Net income
Total reclassifications, net of tax	$(2,117)	$(3,104)	$(2,623)

(1) Relates to interest rate locks executed in 2002 and 2004. Further information regarding these financial instruments can be found in Note 6: Derivative financial instruments.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit (income) expense. Additional details can be found in Note 12: Postretirement benefits.

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss at December 31 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized gain (loss) on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2011	$(62,278)	$(2,931)	$178	$5,630	$(59,401)
Other comprehensive income (loss) before reclassifications	15,221	—	(29)	939	16,131
Amounts reclassified from accumulated other comprehensive loss	1,754	1,110	(241)	—	2,623
Net current-period other comprehensive income (loss)	16,975	1,110	(270)	939	18,754
Balance, December 31, 2012	(45,303)	(1,821)	(92)	6,569	(40,647)
Other comprehensive income (loss) before reclassifications	8,365	—	(184)	(4,062)	4,119
Amounts reclassified from accumulated other comprehensive loss	2,064	1,040	—	—	3,104
Net current-period other comprehensive income (loss)	10,429	1,040	(184)	(4,062)	7,223
Balance, December 31, 2013	(34,874)	(781)	(276)	2,507	(33,424)
Other comprehensive income (loss) before reclassifications	1,133	—	151	(6,315)	(5,031)
Amounts reclassified from accumulated other comprehensive loss	1,336	781	—	—	2,117
Net current-period other comprehensive income (loss)	2,469	781	151	(6,315)	(2,914)
Balance, December 31, 2014	$(32,405)	$—	$(125)	$(3,808)	$(36,338)

(1) Relates to interest rate locks executed in 2002 and 2004. Further information regarding these financial instruments can be found in Note 6: Derivative financial instruments.

Note 5: Acquisitions

2014 acquisitions – In January 2014, we acquired all of the outstanding capital stock of NetClime, Inc. (NetClime), a provider of website development software, in a cash transaction for $2,011, net of cash acquired. We funded the acquisition with cash on hand. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $1,615. The acquisition resulted in goodwill as we expect to drive future revenue as we incorporate NetClime's software solution into our technology platform and the marketing solutions services we offer our customers. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2014 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of internal-use software with a value of $1,050 and a useful life of four years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the internal-use software can be found in Note 7: Fair value measurements.

In May 2014, we acquired selected assets of Gift Box Corporation of America (GBCA) in a cash transaction for $1,750. We funded the acquisition with cash on hand. GBCA, which we are operating under the name WholeStyle PackagingTM, is a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2014 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Intangible assets acquired consisted primarily of a customer list with a value of $1,095 and a useful life of five years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 7: Fair value measurements.

In October 2014, we acquired all of the outstanding capital stock of Wausau Financial Systems, Inc. (WFS) in a cash transactions for $89,824, net of cash acquired. We funded the acquisition with a draw on our existing credit facility. WFS is a provider of software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The preliminary allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $45,521. We expect to finalize the allocation of the purchase price by mid-2015 when our valuation of deferred income taxes and certain other assets is finalized. The acquisition resulted in goodwill as WFS will provide us new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2014 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment. Intangible assets acquired consisted primarily of customer lists with an aggregate value of $32,900 and a weighted-average useful life of 10 years, software with an aggregate value of $28,500 and a weighted-average useful life of nine years, and a trade name with a value of $2,000 and a useful life of three years. The customer lists are being amortized in proportion to the expected future cash flows, while the remainder of the intangible assets are being amortized using the straight-line method. We also acquired a liability for deferred revenue of $14,200. Further information regarding the calculation of the estimated fair value of these items can be found in Note 7: Fair value measurements. Acquired deferred income taxes related primarily to the acquired intangible assets. The purchase also included specific tax attributes which are expected to generate approximately $3,500 of incremental cash tax savings.

The following illustrates our preliminary allocation of the WFS purchase price to the assets acquired and liabilities assumed:

(in thousands)	Allocation of purchase price
Cash and cash equivalents	$12,526
Other current assets	23,746
Intangibles	63,400
Goodwill	45,521
Other non-current assets	1,311
Current liabilities	(27,117)
Deferred income taxes	(15,363)
Other non-current liabilities	(1,674)
Total purchase price	102,350
Less: cash acquired	(12,526)
Purchase price, net of cash acquired	$89,824

During 2014, we acquired the operations of several small business distributors for aggregate cash payments of $10,902, utilizing cash on hand. The assets acquired consisted primarily of customer lists of $9,474, which are being amortized using the straight-line method over a weighted-average useful life of nine years. The distributors’ results of operations are included in our Small Business Services segment from their acquisition dates. Further information regarding the calculation of the estimated fair values of the customer lists can be found in Note 7: Fair value measurements.

2013 acquisitions – In June 2013, we acquired all of the outstanding capital stock of VerticalResponse, Inc. in a cash transaction for $27,299, net of cash acquired. We funded the acquisition with cash on hand. VerticalResponse is a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $18,735. The acquisition resulted in goodwill as we expected to accelerate revenue growth in marketing solutions by adding VerticalResponse's established customer base and online promotional and internet marketing capabilities. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

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

In August 2013, we acquired substantially all of the assets of Acton Marketing, LLC (Acton), a provider of website development software, in a cash transaction for $4,095, net of cash acquired. We funded the acquisition with cash on hand. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $1,459. The acquisition resulted in goodwill as we expected to accelerate revenue growth in marketing solutions by combining the Acton business with our existing marketing solutions, bringing the best of these collective programs to both the Deluxe and Acton customer bases. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment. Acquired intangible assets consisted of customer relationships with an aggregate value of $3,600. These assets have a weighted-average useful life of five years and are being amortized in relation to the expected future cash flows. Further information regarding the calculation of the estimated fair values of the customer relationships can be found in Note 7: Fair value measurements.

In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider, in a cash transaction for $20,086, net of cash acquired. We funded the acquisition with cash on hand. An additional payment of $2,400 is due 18 months following the acquisition date. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $11,705. This is a decrease of $1,375 from the amount of goodwill as of December 31, 2013 as we finalized the valuation of the acquired assets and liabilities during 2014. The acquisition resulted in goodwill as we plan to offer Destination Rewards to our clients as a key component of our marketing solutions product set. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2013 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Financial Services segment.

Intangible assets acquired in the Destination Rewards acquisition consisted primarily of customer relationships of $4,400 with a useful life of ten years, internal-use software with an aggregate value of $4,100 and a weighted-average useful life of four years, and supplier relationships of $1,100 with a useful life of five years. All of these assets are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During 2013, we acquired the operations of several small business distributors for aggregate cash payments of $18,229, utilizing cash on hand. The assets acquired consisted primarily of customer lists, the majority of which we are actively trying to sell. Accordingly, the assets and liabilities of the distributors held for sale are designated as such in our consolidated balance sheets. The distributors’ results of operations are included in our Small Business Services segment from their acquisition dates. Further information regarding the calculation of the estimated fair values of the customer lists can be found in Note 7: Fair value measurements and further information regarding net assets held for sale can be found in Note 2: Supplemental balance sheet and cash information.

2012 acquisitions – In May 2012, we acquired all of the outstanding capital stock of OrangeSoda, Inc. (OrangeSoda) in a cash transaction for $26,707, net of cash acquired. We funded the acquisition with cash on hand. OrangeSoda is a provider of internet marketing services specializing in search, mobile and social media campaign strategies for small businesses. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $12,580 as we expected to accelerate revenue growth in marketing solutions by combining our capabilities with OrangeSoda's solutions, tools, platform and market presence. Transaction costs related to the acquisition were expensed as incurred and were not significant to the 2012 consolidated statement of income. The results of operations of this business from its acquisition date are included in our Small Business Services segment.

Intangible assets acquired in the OrangeSoda acquisition consisted primarily of customer relationships with an aggregate value of $10,200 and an weighted-average useful life of nine years and internal-use software valued at $3,300 with a useful life of five years. Further information regarding the calculation of the estimated fair values of these assets can be found in Note 7: Fair value measurements.

During 2012, we acquired the operations of several small business distributors for aggregate cash payments of $7,465, utilizing cash on hand. The assets acquired consisted primarily of customer lists, most of which we then sold to our Safeguard distributors. We entered into notes receivable upon the sale of the assets, and we recognized a net gain of $1,119 on these dispositions, which is included in SG&A expense in the 2012 consolidated statement of income. Proceeds collected from these notes receivable are included in other investing activities in our consolidated statements of cash flows. Further information regarding the calculation of the estimated fair value of the assets acquired can be found in Note 7: Fair value measurements.

As our acquisitions were immaterial to our operating results both individually and in the aggregate in the year of the acquisitions, pro forma results of operations are not provided.

Note 6: Derivative financial instruments

Fair value hedges – We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). Changes in the fair value of the interest rate swaps and the related long-term debt are included in interest expense in the consolidated statements of income. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method was not used for our other interest rate swaps, which terminated with the maturity of the related long-term debt in October 2014. When the change in the fair value of the interest rate swaps and the hedged debt were not equal (i.e., hedge ineffectiveness), the difference in the changes in fair value affected the reported amount of interest expense in the consolidated statements of income. Information regarding hedge ineffectiveness in each period is presented in Note 7: Fair value measurements.

Information regarding interest rate swaps as of December 31, 2014 was as follows:

(in thousands)	Notional amount	Fair value of interest rate swaps	Decrease in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2020	$200,000	$(8,067)	$(8,067)	Other non-current liabilities

Information regarding interest rate swaps as of December 31, 2013 was as follows:

(in thousands)	Notional amount	Fair value of interest rate swaps	Increase (decrease) in debt due to fair value adjustment	Balance sheet caption including interest rate swaps
Fair value hedge related to long-term debt due in 2014	$198,000	$2,158	$1,569	Other current assets
Fair value hedge related to long-term debt due in 2020	200,000	(16,239)	(16,239)	Other non-current liabilities
Total fair value hedges	$398,000	$(14,081)	$(14,670)

Cash flow hedges – During 2004, we entered into forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of our long-term debt which matured in October 2014 (Note 13). The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17,877. This loss was reflected, net of tax, in accumulated other comprehensive loss in the consolidated balance sheet and was reclassified ratably to the statements of income as an increase to interest expense through the related debt's maturity date of October 2014.

During 2002, we entered into forward interest rate lock agreements to effectively hedge the annual interest rate on a portion of our long-term debt which matured in December 2012. The termination of the lock agreements in 2002 yielded a deferred pre-tax loss of $4,026, which was reflected in accumulated other comprehensive loss in the consolidated balance sheet and was reclassified ratably to the statements of income as an increase to interest expense through the related debt's maturity date of December 2012.

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

In completing the 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill is assigned, as our previous quantitative analysis was completed during 2010. Our 2014 analysis indicated that the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74,000 and $1,128,000, or by amounts between 47% and 482% above the carrying values of their net assets. In completing the 2014 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $31,000 as of July 31, 2014. As such, we recorded no impairment charges as a result of our 2014 annual impairment analyses.

In completing the 2013 and 2012 annual goodwill impairment analyses, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned. These qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010. In completing our qualitative analysis in each year, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

Non-recurring asset impairment analysis – During the third quarter of 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business have been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows (level 3 fair value measurement). Our analysis resulted in an impairment charge of $6,468 during 2014, which reflects writing down the net book value of the related intangible assets to zero.

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

Information regarding these nonrecurring fair value measurements was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Asset impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
2014:
Internal-use software	$—	$—	$—	$—	$4,036
Customer relationships	—	—	—	—	1,952
Trade name	—	—	—	—	480
Total impairment charge					$6,468

2013:
Customer relationships	$2,120	$—	$—	$2,120	$5,000

2014 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during 2014 (Note 5) were comprised primarily of customer lists associated with the acquisitions of WFS, small business distributors and GBCA; software associated with the acquisitions of WFS and NetClime; and a trade name associated with the acquisition of WFS. The aggregate fair value of the customer lists acquired during 2014 was $43,669 and the fair values were estimated using the multi-period excess earnings method. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate fair value of the acquired software was $29,550. Acquired software associated with the WFS acquisition was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates were applied to the projected revenues for the expected remaining useful lives of each product technology component to estimate the royalty savings. The fair value of the software associated with the NetClime acquisition was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by NetClime. The trade name associated with the WFS acquisition was valued at $2,000. Its estimated fair value was determined using a relief from royalty method. An assumed royalty rate was applied to forecasted revenue and the resulting cash flows were discounted. Additionally, we acquired a liability for deferred revenue of $14,200 related to the WFS acquisition. The fair value of this liability was estimated as the direct and incremental costs to provide the services required plus an estimated profit margin.

2013 acquisitions – The identifiable net assets acquired during 2013 (Note 5) were comprised primarily of customer relationships, internal-use software and supplier relationships. The estimated fair values for the intangibles acquired in the Destination Rewards acquisition were preliminary as of December 31, 2013 and were finalized during the first quarter of 2014.

The fair value of the customer relationships was estimated using the multi-period excess earnings method. Assumptions used in this calculation included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate calculated fair value of customer relationships related to 2013 acquisitions was $18,810, which represents an increase of $2,200 from the December 31, 2013 amount due to the finalization of the Destination Rewards calculation. The fair value of the acquired internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated. As a portion of the acquired software was recently developed, the estimated cost to reproduce was based on the actual time and labor rates incurred by the acquiree. For the remainder of the acquired software, we utilized estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software acquired in the VerticalResponse and Destination Rewards acquisitions was $8,300, which represents an increase of $400 from the December 31, 2013 amount due to the finalization of the Destination Rewards calculation. The fair value of the supplier relationships was estimated by comparing the forecasted gross margin with the supplier relationships in place compared to the forecasted gross margin without the supplier relationships. The aggregate calculated fair value of supplier relationships acquired in the Destination Rewards acquisition was $1,100, which represents a decrease of $1,200 from the December 31, 2013 amount due to the finalization of the Destination Rewards calculation.

In addition, we also acquired the operations of small business distributors during 2013 for aggregate cash payments of $18,229. The assets acquired consisted primarily of the distributors' customer lists, most of which we anticipate selling to our Safeguard distributors. The fair value of the customer lists was based on the estimated future cash flows expected to be generated via the acquired customer lists. The majority of these assets are held for sale and thus, are not being amortized. Further information regarding net assets held for sale can be found in Note 2.

2012 acquisitions – The identifiable net assets acquired during 2012 (Note 5) were comprised primarily of customer relationships and internal-use software associated with the acquisition of OrangeSoda. The fair value of the customer relationships was estimated using the multi-period excess earnings method and the cost method. Assumptions used in these calculations included same-customer revenue growth rates, management's estimates of the costs to obtain and retain customers, and estimated annual customer retention rates based on the acquiree's historical information. The aggregate calculated fair value of the customer relationships was $10,200. The fair value of the internal-use software was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. The calculated fair value of the internal-use software was $3,300.

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

Recurring fair value measurements – We did not hold any cash equivalent investments as of December 31, 2014. Cash and cash equivalents as of December 31, 2013 included available-for-sale marketable securities (Note 2). These securities consisted of investments in money market funds which were traded in active markets. As such, the fair value of the securities was determined based on quoted market prices. Because of the short-term nature of the underlying investments, the cost of these securities approximated their fair value. The cost of securities sold was determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the past three years.

Funds held for customers included available-for-sale marketable securities (Note 2). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities and investments in six-month Canadian guaranteed investment certificates (GIC's). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC's approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of income. Realized gains recognized during 2012 were $327. Amounts recognized during 2014 and 2013 were not significant.

Other current assets included available-for-sale marketable securities (Note 2). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the past three years.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. Realized gains recognized during the past three years were not significant, nor were unrealized losses recognized during 2014. We recognized net unrealized gains on the investment in mutual funds of $323 during 2013 and $161 during 2012.

The fair value of interest rate swaps (Note 6) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal. The short-cut method was not being used for our other interest rate swaps, which terminated with the maturity of the related long-term debt in October 2014. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of income and were as follows:

(in thousands)	2014	2013	2012
Gain (loss) from derivatives	$6,014	$(13,750)	$(4,871)
(Loss) gain from change in fair value of hedged debt	(6,603)	13,851	3,645
Net (increase) decrease in interest expense	$(589)	$101	$(1,226)

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$17,730	$—	$17,730	$—
Available-for-sale marketable securities (other current assets)	1,895	—	1,895	—
Long-term investment in mutual funds	2,384	2,384	—	—
Derivative liabilities	(8,067)	—	(8,067)	—

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (cash equivalents)	$70,001	$70,001	$—	$—
Available-for-sale marketable securities (funds held for customers)	14,736	—	14,736	—
Available-for-sale marketable securities (other current assets)	2,045	—	2,045	—
Long-term investment in mutual funds	2,407	2,407	—	—
Derivative assets	2,158	—	2,158	—
Derivative liabilities	(16,239)	—	(16,239)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during 2014 or 2013.

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash, excluding cash equivalents; cash included within funds held for customers; and short-term borrowings – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

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

Long-term debt – The fair value of long-term debt has been reclassified from Level 1 to Level 2 as of December 31, 2014, as the fair value measurements are based on significant observable market inputs other than quoted prices in active markets. The prior year amount has been revised to reflect this change in fair value leveling. This revision had no impact on our consolidated balance sheets as of December 31, 2014 and December 31, 2013. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	December 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$61,541	$61,541	$61,541	$—	$—
Cash (funds held for customers)	25,874	25,874	25,874	—	—
Loans and notes receivable from distributors	16,915	15,765	—	—	15,765
Short-term borrowings	160,000	160,000	160,000	—	—
Long-term debt(1)	391,933	419,000	—	419,000	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2013		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash (excluding cash equivalents)	$51,088	$51,088	$51,088	$—	$—
Cash (funds held for customers)	27,689	27,689	27,689	—	—
Loans and notes receivable from distributors	18,047	17,051	—	—	17,051
Long-term debt, including portion due within one year(1)	638,787	684,133	—	684,133	—

(1) Amounts exclude capital lease obligations.

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

(in thousands)	2014	2013	2012
Severance accruals	$8,411	$7,495	$7,619
Severance reversals	(1,513)	(805)	(1,862)
Operating lease obligations	—	216	396
Operating lease obligations reversals	—	(157)	—
Net restructuring accruals	6,898	6,749	6,153
Other costs	2,757	4,157	4,581
Net restructuring charges	$9,655	$10,906	$10,734

The net restructuring charges for the years ended December 31 are reflected in the consolidated statements of income as follows:

(in thousands)	2014	2013	2012
Total cost of revenue	$879	$1,471	$2,808
Operating expenses	8,776	9,435	7,926
Net restructuring charges	$9,655	$10,906	$10,734

2014 restructuring charges – During 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. The restructuring accruals included severance benefits for approximately 260 employees. These charges were reduced by the reversal of restructuring accruals, as fewer employees received severance benefits than originally estimated. The majority of the employee reductions are expected to be completed in the first quarter of 2015, and we expect most of the related severance payments to be paid by the third quarter of 2015, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through February 2015. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

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

Restructuring accruals of $4,276 as of December 31, 2014 are reflected in the consolidated balance sheet as accrued liabilities. Restructuring accruals of $5,638 as of December 31, 2013 are reflected in the consolidated balance sheet as accrued liabilities of $5,609 and other non-current liabilities of $29. As of December 31, 2014, approximately 60 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2009/2010 initiatives	2011 initiatives	2012 initiatives	2013 initiatives	2014 initiatives	Total
Balance, December 31, 2011	$965	$5,067	$—	$—	$—	$6,032
Restructuring charges	26	281	7,708	—	—	8,015
Restructuring reversals	(228)	(1,105)	(529)	—	—	(1,862)
Payments	(678)	(4,222)	(2,635)	—	—	(7,535)
Balance, December 31, 2012	85	21	4,544	—	—	4,650
Restructuring charges	—	49	283	7,379	—	7,711
Restructuring reversals	—	(3)	(822)	(137)	—	(962)
Payments	(85)	(67)	(3,596)	(2,013)	—	(5,761)
Balance, December 31, 2013	—	—	409	5,229	—	5,638
Restructuring charges	—	—	21	250	8,140	8,411
Restructuring reversals	—	—	(12)	(859)	(642)	(1,513)
Payments	—	—	(386)	(4,492)	(3,382)	(8,260)
Balance, December 31, 2014	$—	$—	$32	$128	$4,116	$4,276
Cumulative amounts:
Restructuring charges	$20,765	$9,124	$8,012	$7,629	$8,140	$53,670
Restructuring reversals	(3,220)	(1,719)	(1,363)	(996)	(642)	(7,940)
Payments	(17,545)	(7,405)	(6,617)	(6,505)	(3,382)	(41,454)
Balance, December 31, 2014	$—	$—	$32	$128	$4,116	$4,276

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Direct Checks	Total
Balance, December 31, 2011	$887	$1,397	$744	$2,647	$69	$288	$6,032
Restructuring charges	2,485	1,331	166	3,637	278	118	8,015
Restructuring reversals	(422)	(227)	(136)	(1,077)	—	—	(1,862)
Inter-segment transfer	184	(184)	(40)	40	—	—	—
Payments	(2,491)	(1,227)	(690)	(2,775)	(96)	(256)	(7,535)
Balance, December 31, 2012	643	1,090	44	2,472	251	150	4,650
Restructuring charges	2,459	2,619	407	2,010	164	52	7,711
Restructuring reversals	(129)	(249)	(4)	(423)	(157)	—	(962)
Payments	(1,349)	(1,469)	(82)	(2,551)	(108)	(202)	(5,761)
Balance, December 31, 2013	1,624	1,991	365	1,508	150	—	5,638
Restructuring charges	3,566	2,897	36	1,912	—	—	8,411
Restructuring reversals	(858)	(306)	(37)	(312)	—	—	(1,513)
Payments	(2,920)	(2,734)	(364)	(2,124)	(118)	—	(8,260)
Balance, December 31, 2014	$1,412	$1,848	$—	$984	$32	$—	$4,276
Cumulative amounts(2):
Restructuring charges	$17,507	$12,681	$3,892	$18,105	$806	$679	$53,670
Restructuring reversals	(2,958)	(1,497)	(369)	(2,959)	(157)	—	(7,940)
Inter-segment transfer	309	50	(38)	(321)	—	—	—
Payments	(13,446)	(9,386)	(3,485)	(13,841)	(617)	(679)	(41,454)
Balance, December 31, 2014	$1,412	$1,848	$—	$984	$32	$—	$4,276
(1) As discussed in Note 16: Business segment information, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.
(2) Includes accruals related to our cost reduction initiatives for 2009 through 2014.

Note 9: Income tax provision

Income before income taxes was comprised of the following for the years ended December 31:

(in thousands)	2014	2013	2012
United States	$279,326	$263,427	$237,450
Foreign	17,855	17,632	13,303
Income before income taxes	$297,181	$281,059	$250,753

The components of the income tax provision were as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Current tax provision:
Federal	$91,630	$80,262	$66,178
State	8,674	11,599	6,276
Foreign	4,496	4,789	1,537
Total current tax provision	104,800	96,650	73,991
Deferred tax provision:
Federal	(6,165)	(1,403)	6,799
State	(1,491)	(618)	735
Foreign	243	(222)	(1,264)
Total deferred tax provision	(7,413)	(2,243)	6,270
Income tax provision	$97,387	$94,407	$80,261

The effective tax rate on pre-tax income reconciles to the U.S. federal statutory tax rate of 35% for the years ended December 31 as follows:

	2014	2013	2012
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.3%	2.8%	2.5%
Qualified production activities deduction	(2.8%)	(2.8%)	(2.6%)
Receivables for prior year tax returns(1)	—	(0.1%)	(0.7%)
Impact of health care legislation on deferred income taxes(2)	—	—	(0.4%)
Other	(1.7%)	(1.3%)	(1.8%)
Income tax provision	32.8%	33.6%	32.0%

(1) The 2012 reduction reflects amendments to prior year tax returns claiming refunds primarily associated with state tax returns.
(2) Our 2012 income tax provision was reduced $949 by actions taken to restore a portion of the deferred tax asset attributable to the receipt of Medicare Part D subsidy payments.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, is as follows:

(in thousands)	Unrecognized tax benefits
Balance, December 31, 2011	$6,236
Additions for tax positions of current year	364
Additions for tax positions of prior years	2,793
Reductions for tax positions of prior years	(2,976)
Settlements	(416)
Lapse of statutes of limitations	(382)
Balance, December 31, 2012	5,619
Additions for tax positions of current year	617
Additions for tax positions of prior years	834
Fair value of acquired tax positions	316
Reductions for tax positions of prior years	(1,178)
Lapse of statutes of limitations	(203)
Balance, December 31, 2013	6,005
Additions for tax positions of current year	487
Additions for tax positions of prior years	500
Fair value of acquired tax positions	65
Reductions for tax positions of prior years	(902)
Lapse of statutes of limitations	(214)
Adoption of ASU No. 2013-11 (Note 1)	(669)
Balance, December 31, 2014	$5,272

If the unrecognized tax benefits as of December 31, 2014 were recognized in our consolidated financial statements, $5,272 would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $982 as of December 31, 2014 and $975 as of December 31, 2013. Our income tax provision included a credit for interest and penalties of $198 in 2013 and $152 in 2012 and expense for interest and penalties of $7 in 2014. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $4,200 to an increase of $1,600 as we attempt to resolve certain federal and state tax matters or as federal and state statutes of limitations expire. Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot provide reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The statute of limitations for federal tax assessments for 2010 and prior years has closed. Our federal income tax returns through 2009 have been audited by the Internal Revenue Service (IRS), and our returns for 2011 through 2014 remain subject to IRS examination, including our 2012 return which is currently under audit. In general, income tax returns for the years 2010 through 2014 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences which gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2014		2013
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$56,875	$—	$51,962
Intangible assets	—	40,010	—	28,370
Prepaid assets	—	4,640	—	2,859
Deferred advertising costs	—	4,176	—	4,814
Early extinguishment of debt	—	3,129	—	3,921
Employee benefit plans	9,485	—	3,319	—
Reserves and accruals	8,119	—	7,206	—
Net operating loss and capital loss carryforwards	7,797	—	9,129	—
Inventories	2,992	—	2,768	—
Federal benefit of state uncertain tax positions	1,882	—	2,259	—
All other	1,844	4,612	2,449	6,018
Total deferred taxes	32,119	113,442	27,130	97,944
Valuation allowances	(2,945)	—	(3,203)	—
Net deferred taxes	$29,174	$113,442	$23,927	$97,944

The valuation allowances as of December 31, 2014 and December 31, 2013 related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland which we do not expect to fully realize. The provision for income taxes included benefits of $37 for 2014 and charges of $732 for 2013 related to changes in the valuation allowances. The remainder of the change in the valuation allowances was attributable to foreign currency translation.

As of December 31, 2014, undistributed earnings of our Canadian subsidiary companies totaled approximately $94,000. We intend to indefinitely reinvest these undistributed earnings outside of the U.S. and, therefore, no U.S. deferred income taxes have been recognized on these earnings. We would only repatriate these earnings if it were tax efficient to do so. If all or a portion of these earnings were to be distributed by dividend or loan, or upon sale of Canadian subsidiary company stock to a third party, our related U.S. income tax liability may be reduced by Canadian income taxes paid on those earnings. Our ability to reduce the related U.S. income tax liability using foreign tax credits is hampered by a tax attribute acquired with New England Business Service, Inc. in 2004. Determination of the amount of the unrecognized U.S. deferred income tax liability related to book-tax basis differences, primarily these undistributed foreign earnings, is not practical as the assumed timing of any distribution impacts the amount of the liability. As of December 31, 2014, the amount of cash, cash equivalents and marketable securities held by our Canadian subsidiaries was $52,644.

As of December 31, 2014, we had the following net operating loss and capital loss carryforwards:

•	State net operating loss carryforwards of $55,269 which expire at various dates up to 2034;

•	Federal net operating loss carryforwards of $6,560 which expire at various dates between 2025 and 2032;

•	Capital loss carryforwards of $5,536 in Canada which do not expire; and

•	Net operating loss carryforwards of $4,560 in Ireland which do not expire.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our long-term incentive plan. Effective May 2, 2012, our shareholders approved the Deluxe Corporation 2012 Long-Term Incentive Plan, simultaneously terminating our previous plan. Under this plan, 5,000 shares of common stock plus any shares released as a result of the forfeiture or termination of awards issued under our prior plans are reserved for issuance, with 3,640 shares remaining available for issuance as of December 31, 2014. Full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23. During the past three years, we had non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. Additionally, beginning in 2014, we granted performance share awards. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for share-based compensation awards for the years ended December 31 :

(in thousands)	2014	2013	2012
Stock options	$4,305	$4,705	$4,681
Restricted shares and restricted stock units	4,111	2,556	2,323
Performance share awards	966	—	—
Employee stock purchase plan	394	301	288
Total share-based compensation expense	$9,776	$7,562	$7,292
Income tax benefit	$(3,204)	$(2,595)	$(2,439)

As of December 31, 2014, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $11,550, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.6 years.

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

	2014	2013	2012
Risk-free interest rate	1.2%	0.7%	0.7%
Dividend yield	2.0%	2.6%	4.0%
Expected volatility	36.1%	50.5%	59.6%
Weighted-average option life (in years)	4.3	4.3	4.3

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

Each option is convertible into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding, December 31, 2011	2,766	$23.26
Granted	671	25.16
Exercised	(989)	18.70
Forfeited or expired	(226)	32.13
Outstanding, December 31, 2012	2,222	24.96
Granted	465	38.74
Exercised	(912)	27.19
Forfeited or expired	(135)	30.03
Outstanding, December 31, 2013	1,640	27.22
Granted	290	50.48
Exercised	(552)	23.81
Forfeited or expired	(66)	37.53
Outstanding, December 31, 2014	1,312	33.28	$38,020	4.4

Exercisable at December 31, 2012	1,134	$25.68
Exercisable at December 31, 2013	759	22.09
Exercisable at December 31, 2014	645	25.76	$23,540	3.5

The weighted-average grant-date fair value of options granted was $12.97 per option for 2014, $13.02 per option for 2013 and $9.03 per option for 2012. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $17,074 for 2014, $13,614 for 2013 and $9,719 for 2012.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2011	101	$24.26
Granted	43	24.26
Vested	(16)	20.63
Forfeited	(5)	23.42
Outstanding at December 31, 2012	123	24.56
Granted	45	36.74
Vested	(11)	24.33
Forfeited	(7)	26.78
Outstanding at December 31, 2013	150	27.11
Granted	30	53.64
Vested	(13)	23.42
Forfeited	(1)	34.08
Outstanding at December 31, 2014	166	30.51	3.6

Of the awards outstanding as of December 31, 2014, 29 restricted stock units with a value of $1,824 were included in accrued liabilities and other non-current liabilities in our consolidated balance sheet. As of December 31, 2014, these units had a fair value of $62.25 per unit and a weighted-average remaining contractual term of six months.

The total fair value of restricted stock units that vested was $654 for 2014, $390 for 2013 and $397 for 2012. We made cash payments of $25 during 2014, $64 during 2013 and $135 during 2012 to settle share-based liabilities.

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

Information regarding unvested restricted shares was as follows:

	Number of shares (in thousands)	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2011	40	$23.71
Granted	37	23.63
Vested	(34)	23.44
Forfeited	(3)	25.37
Unvested at December 31, 2012	40	23.73
Granted	17	37.50
Vested	(33)	23.68
Forfeited	(3)	23.45
Unvested at December 31, 2013	21	35.24
Granted	121	51.08
Vested	(11)	37.06
Forfeited	(11)	48.14
Unvested at December 31, 2014	120	49.96	1.9

The total fair value of restricted shares that vested was $624 for 2014, $1,233 for 2013 and $826 for 2012.

Performance share awards – We granted performance share awards during 2014. These awards have a three-year vesting period and shares will be issued at the end of the vesting period if performance targets relating to revenue and total shareholder return are achieved. If employment is terminated for any reason prior to the one-year anniversary of the commencement of the performance period, the award is forfeited. On or after the one-year anniversary of the commencement of the performance period, a pro-rata portion of the shares awarded at the end of the performance period would be issued in the case of qualified retirement, death, disability, involuntary termination without cause or resignation for good reason, as defined in the agreement. The following weighted-average assumptions were used in the Monte Carlo simulation model in determining the fair value of market-based performance shares granted:

2014
Risk-free interest rate	0.7%
Dividend yield	2.4%
Expected volatility	30.5%

The risk-free interest rate for periods within the expected award life is based on the U.S. Treasury yield curve in effect at the grant date. Expected volatility is based on the historical volatility of our stock.

The performance share information presented in the table below represents the target amount of awards granted. The actual number of shares awarded upon vesting may be higher or lower depending upon our execution relative to the performance targets as of the end of the performance period.

	Performance shares (in thousands)	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2013	—	$—
Granted	74	50.14
Forfeited	(5)	50.14
Unvested at December 31, 2014	69	50.14	2.2

Employee stock purchase plan – During 2014, 44 shares were issued under this plan at prices of $41.27 and $46.76. During 2013, 51 shares were issued under this plan at prices of $31.27 and $34.86. During 2012, 72 shares were issued under this plan at prices of $21.73 and $24.07.

Note 11: Employee benefit plans

Profit sharing/401(k) plan – We maintain a profit sharing/401(k) plan to provide retirement benefits for certain employees. The plan covers a majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plan on the first day of the quarter following their first full year of service.

Profit sharing contributions are made solely by Deluxe and are remitted to the plan's trustee. These contributions vary based on the company's performance. 401(k) contributions are made by both employees and Deluxe. Employees under the age of 50 could contribute up to the lesser of $18 or 50% of eligible wages during 2014. Employees 50 years of age or older could make contributions of up to $23 during 2014. For the majority of employees, we match 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed, beginning on the first day of the quarter following an employee's first full year of service. All employee and employer contributions are remitted to the plan's trustee. Benefits provided by the plan are paid from accumulated funds of the trust.

Employees are provided a broad range of investment options to choose from when investing their profit sharing/401(k) plan funds. Investing in our common stock is not one of these options, although funds selected by employees may at times hold our common stock.

Cash bonus programs – We provide both short-term and long-term cash bonus programs under which employees may receive cash bonus payments based on specified performance criteria. Our short-term programs are based on our performance for a given fiscal year and payments earned are paid directly to employees shortly after the end of the year. Our long-term incentive programs have performance periods of three years, and any payments earned are paid directly to employees shortly after the end of each three-year period.

Expense recognized in the consolidated statements of income for these plans was as follows for the years ended December 31:

(in thousands)	2014	2013	2012
Performance-based compensation plans(1)	$29,629	$25,561	$33,007
401(k) expense	7,209	7,004	6,680

(1) Includes expense for profit sharing contributions, as they vary based on our performance. Excludes expense for stock-based compensation, which is discussed in Note 10: Share-based compensation.

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to 100% of their base salary plus up to 50% of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available for funds invested under our profit sharing/401(k) plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in a lump-sum payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $3,466 as of December 31, 2014 and $3,266 as of December 31, 2013. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We fund this liability through investments in company-owned life insurance policies. These investments are included in long-term investments in the consolidated balance sheets and totaled $12,873 as of December 31, 2014 and $12,363 as of December 31, 2013.

Voluntary employee beneficiary association (VEBA) trust – We have formed a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust are tax deductible, subject to annual limitations contained in the Internal Revenue Code. VEBA assets consist of investments in cash equivalents. Total contributions to the VEBA trust were $14,000 in 2014, $25,700 in 2013 and $34,070 in 2012. Our liability for incurred but not reported medical claims exceeded the assets in the VEBA trust by $201 as of December 31, 2014 and $2,154 as of December 31, 2013. These amounts are included in accrued liabilities in the consolidated balance sheets.

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

In December 2012, we made the decision to enroll in an Employee Group Waiver Plan (EGWP) effective in January 2014. Participation in the EGWP allows us to offer substantially the same postretirement benefits to eligible participants while increasing subsidy reimbursements. This decision reduced the benefit obligation for our postretirement benefit plan by approximately $15,600 as of December 31, 2012, which was reflected as an actuarial gain in accumulated other comprehensive loss in the consolidated balance sheets and is being amortized into postretirement benefit (income) expense on the straight-line basis, with a remaining amortization period of 17 years.

In December 2012, we executed a plan amendment affecting certain of our plan participants. Effective January 1, 2014, our consumer-driven health plans for those over the age of 65 were modified to coordinate with an EGWP, and we modified the co-payment structure for prescription drug benefits for certain plan participants. The impact of this plan amendment was reflected in our December 31, 2012 plan measurement, and reduced the benefit obligation by $5,063. This amount is included in accumulated other comprehensive loss in the consolidated balance sheets and is being amortized into postretirement benefit (income) expense on the straight-line basis over 17 years.

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2014 and 2013:

(in thousands)	Postretirement benefit plan	Pension plan
Change in benefit obligation:
Benefit obligation, December 31, 2012	$117,230	$3,872
Interest cost	3,535	117
Net actuarial gain	(2,666)	(237)
Benefits paid from plan assets and company funds	(10,386)	(324)
Medicare Part D reimbursements	854	—
Benefit obligation, December 31, 2013	108,567	3,428
Interest cost	4,414	139
Net actuarial (gain) loss	(3,513)	621
Benefits paid from plan assets and company funds	(9,878)	(324)
Medicare Part D reimbursements	842	—
Benefit obligation, December 31, 2014	$100,432	$3,864

Change in plan assets:
Fair value of plan assets, December 31, 2012	$122,223	$—
Return on plan assets	18,886	—
Benefits paid	(7,561)	—
Fair value of plan assets, December 31, 2013	133,548	—
Return on plan assets	7,701	—
Benefits paid	(8,434)	—
Transfer of assets to VEBA trust	(8,140)	—
Fair value of plan assets, December 31, 2014	$124,675	$—

Funded status, December 31, 2013	$24,981	$(3,428)
Funded status, December 31, 2014	$24,243	$(3,864)

As of December 31, 2014 and 2013, the accumulated benefit obligation for the SERP equaled its projected benefit obligation.

Previously, a portion of our plan assets could be used only to pay prescription drug benefits for pre-1986 retirees. During 2014, a plan amendment was executed which allowed these assets to be used for medical and severance benefits for retired and active employees. As such, as of our December 31, 2014 measurement date, these assets were no longer plan assets of our postretirement benefit plan, but became assets of our VEBA trust (Note 11). Plan assets were reduced $8,140 as a result of this amendment.

The funded status of our plans was recognized in the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
(in thousands)	2014	2013	2014	2013
Other non-current assets	$24,243	$24,981	$—	$—
Accrued liabilities	—	—	324	324
Other non-current liabilities	—	—	3,540	3,104

Amounts included in accumulated other comprehensive loss as of December 31 that have not been recognized as components of postretirement benefit expense were as follows:

(in thousands)	2014	2013
Unrecognized prior service credit	$19,863	$21,284
Unrecognized net actuarial loss	(65,073)	(70,350)
Tax effect	12,805	14,192
Amount recognized in accumulated other comprehensive loss, net of tax	$(32,405)	$(34,874)

The unrecognized prior service credit relates to our postretirement benefit plan and is a result of previous plan amendments which reduced the accumulated postretirement benefit obligation. A reduction is first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 21 years. The amortization period for the prior service credit is the average remaining life expectancy of plan participants at the time of the plan amendment.

The unrecognized net actuarial loss resulted from experience different from that assumed and from changes in assumptions. Unrecognized actuarial gains and losses for our postretirement benefit plan are being amortized over the average remaining life expectancy of inactive plan participants, which is currently 17 years, as a large percentage of the plan participants are classified as inactive.

Amounts included in accumulated other comprehensive loss as of December 31, 2014 which we expect to recognize in postretirement benefit expense during 2015 are as follows:

(in thousands)	Amounts expected to be expensed
Prior service credit	$(1,421)
Net actuarial loss	3,120
Total	$1,699

Postretirement benefit (income) expense – Postretirement benefit (income) expense for the years ended December 31 consisted of the following components:

(in thousands)	2014	2013	2012
Interest cost	$4,553	$3,652	$6,061
Expected return on plan assets	(8,734)	(8,030)	(7,803)
Amortization of prior service credit	(1,421)	(1,421)	(3,055)
Amortization of net actuarial losses	3,418	4,439	5,879
Net periodic benefit (income) expense	$(2,184)	$(1,360)	$1,082

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	2014	2013
Discount rate	3.45%	4.25%

In measuring net periodic benefit (income) expense for the years ended December 31, the following assumptions were used:

	2014	2013	2012
Discount rate	4.25%	3.15%	4.20%
Expected return on plan assets	6.75%	6.75%	7.25%

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

In measuring benefit obligations as of December 31 for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2014		2013		2012
	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older
Health care cost trend rate assumed for next year	7.50%	7.00%	7.75%	7.25%	8.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2021	2020	2021	2020	2021	2020

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost	$55	$(52)
Effect on benefit obligation	1,607	(1,506)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2014	2013
U.S. large capitalization equity securities	33%	35%
International equity securities	18%	18%
Mortgage-backed securities	14%	12%
Government debt securities	14%	11%
U.S. corporate debt securities	14%	10%
U.S. small and mid-capitalization equity securities	7%	7%
Other debt securities	—	7%
Total	100%	100%

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

Information regarding fair value measurements of plan assets was as follows:

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$40,847	$—	$40,847	$—
International equity securities	22,416	21,823	593	—
U.S. corporate debt securities	17,823	—	17,823	—
Mortgage-backed securities	17,713	—	17,713	—
Government debt securities	17,031	—	17,031	—
U.S. small and mid-capitalization equity securities	8,702	7,090	1,612	—
Other debt securities	143	54	89	—
Total	$124,675	$28,967	$95,708	$—

		Fair value measurements using
	Fair value as of December 31, 2013	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$45,876	$3,033	$42,843	$—
International equity securities	24,269	23,397	872	—
Mortgage-backed securities	16,060	—	16,060	—
Government debt securities	14,946	—	14,946	—
U.S. corporate debt securities	13,287	—	13,287	—
U.S. small and mid-capitalization equity securities	9,646	9,470	176	—
Other debt securities	9,464	7,297	2,167	—
Total	$133,548	$43,197	$90,351	$—

The fair value of certain government debt securities, U.S. corporate debt securities, mortgage-backed securities, and other debt securities has been reclassified from Level 1 to Level 2 as of December 31, 2014, as the fair value measures are based on observable inputs other than quoted prices in active markets. Prior year amounts have been revised to reflect this change in fair value leveling. This revision had no impact on our consolidated balance sheets as of December 31, 2014 and December 31, 2013.

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

Cash flows – While we are not contractually obligated to make contributions to the assets of our postretirement benefit plan, we made contributions of $7,600 to the plan during 2012. We made no contributions to plan assets during 2014 and 2013.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $7,239 as of December 31, 2014 and $6,914 as of December 31, 2013.

The following benefit payments are expected to be paid during the years indicated:

(in thousands)	Postretirement benefit plan	Pension plan
2015	$9,100	$320
2016	9,200	320
2017	9,400	310
2018	9,100	300
2019	8,500	290
2020 - 2024	35,100	1,280

Note 13: Debt and lease obligations

Debt – Debt outstanding was comprised of the following at December 31:

(in thousands)	2014	2013
7.0% senior notes due March 15, 2019	$200,000	$200,000
6.0% senior notes due November 15, 2020(1)	191,933	183,761
Long-term portion of capital lease obligations	1,468	1,354
Long-term portion of debt	393,401	385,115
Amount drawn on credit facility	160,000	—
5.125% senior, unsecured notes due October 1, 2014, net of discount(2)	—	255,026
Capital lease obligations due within one year	911	563
Total debt	$554,312	$640,704

(1) Includes decrease due to cumulative change in fair value of hedged debt of $8,067 as of December 31, 2014 and $16,239 as of December 31, 2013.
(2) Includes increase due to cumulative change in fair value of hedged debt of $1,569 as of December 31, 2013.

The discount from par value on the notes due in October 2014 was amortized ratably as an increase to interest expense over the term of the related debt.

All of our notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one there would be additional limitations on our ability to issue additional debt. The notes due in 2020 and 2019 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit facility agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of the credit facility.

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire $200,000 of long-term notes which were due in June 2015, realizing a pre-tax loss of $5,258 in 2012. The fair value of the notes issued in November 2012 was $210,000 as of December 31, 2014, based on quoted prices that are directly observable. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Interest payments are due each March and September. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to March 15, 2015, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after March 15, 2015, we may redeem some or all of the notes at prices ranging from 100% to 103.5% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. The fair value of the notes issued in March 2011 was $209,000 as of December 31, 2014, based on quoted prices that are directly observable. In January 2015, we announced our intention to redeem these notes in March 2015. Further information can be found in Note 18: Subsequent events.

In October 2004, we issued $275,000 of 5.125% senior, unsecured notes which matured on October 1, 2014. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on November 23, 2004. Interest payments were due each April and October. Proceeds from the offering, net of offering costs, were $272,276. These proceeds were used to repay commercial paper borrowings used for the acquisition of New England Business Service, Inc. in 2004. As discussed in Note 6, we entered into interest rate swaps to hedge a portion of the notes. During 2011, we retired $10,000 of these notes and during 2009, we retired $11,500 of these notes. On October 1, 2014, we settled the remaining $253,500 of notes outstanding by utilizing cash on hand and borrowings under our credit facility.

Credit facility – As of December 31, 2014, we had a $350,000 credit facility, which is scheduled to expire in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

No amounts were borrowed under our credit facility during 2013 or 2012. Daily average amounts outstanding under our credit facility during 2014 were as follows:

(in thousands)	2014
Daily average amount outstanding	$43,675
Weighted-average interest rate	1.63%

No amounts were outstanding under our credit facility as of December 31, 2013. As of December 31, 2014, $160,000 was outstanding under our credit facility at an average interest rate of 1.63%. Amounts available for borrowing under our credit facility as of December 31, 2014 were as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(160,000)
Outstanding letters of credit(1)	(12,728)
Net available for borrowing as of December 31, 2014	$177,272

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

Lease obligations – We had capital lease obligations of $2,379 as of December 31, 2014 and $1,917 as of December 31, 2013 related to information technology hardware. The lease obligations will be paid through October 2018. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows. A portion of the leased assets have not yet been placed in service. The balance of those leased assets placed in service as of December 31 was as follows:

(in thousands)	2014	2013
Machinery and equipment	$2,911	$700
Accumulated depreciation	(926)	(131)
Net assets under capital leases	$1,985	$569

In addition to capital leases, we also have operating leases on certain facilities and equipment. Rental expense was $13,099 for 2014, $11,855 for 2013 and $13,390 for 2012. As of December 31, 2014, future minimum lease payments under our capital lease obligations and noncancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Capital lease obligations	Operating lease obligations
2015	$934	$9,097
2016	881	8,204
2017	526	4,112
2018	108	2,456
2019	—	1,902
Thereafter	—	1,402
Total minimum lease payments	2,449	$27,173
Less portion representing interest	(70)
Present value of minimum lease payments	$2,379

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

Accruals for environmental matters were $7,942 as of December 31, 2014 and $8,294 as of December 31, 2013, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental matters was $1,079 for 2014, $1,169 for 2013 and $969 for 2012.

As of December 31, 2014, $2,933 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $9,978 had been paid through December 31, 2014. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not significant as of December 31, 2014. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any conditions discovered at certain owned or leased sites through 2012. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites. We do not anticipate significant net cash outlays for environmental matters within the next five years.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,040 as of December 31, 2014 and $4,560 as of December 31, 2013, is accounted for on a present value basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of December 31, 2014 or December 31, 2013. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not accounted for on a present value basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a present value basis. Our total liability for these medical and dental benefits totaled $2,361 as of December 31, 2014 and $3,322 as of December 31, 2013. The difference between the discounted and undiscounted medical and dental liability was $149 as of December 31, 2013. The discount amount was not significant as of December 31, 2014.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 15: Shareholders’ equity

Common shares repurchased – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 1,962 shares remained available for purchase under this authorization as of December 31, 2014. During 2014, we repurchased 1,133 shares for $60,119, during 2013 we repurchased 1,162 shares for $48,798 and during 2012 we repurchased 999 shares for $27,155.

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

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. In the case of check supply contracts, once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. In January 2015, we decided that we will begin reporting the results of operations of two company-owned small business distributors within the Financial Services segment beginning in 2015. These results are currently included in the Small Business Services segment. Further information can be found in Note 18: Subsequent events. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue during the past three years.

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 40.7% of our Small Business Services segment's revenue in 2014.

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers various customer acquisition programs, marketing communications services, rewards and loyalty programs, fraud protection and security services, financial institution profitability and risk management services, and a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Accessories and other products – Small Business Services provides products designed to supply small business owners with the customized documents necessary to efficiently manage their business including envelopes, office supplies, stamps and labels. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets which was allocated to the segments was $34,801 in 2014, $37,893 in 2013 and $40,729 in 2012.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2014	$1,129,250	$368,384	$176,448	$—	$1,674,082
customers:	2013	1,050,250	343,160	191,414	—	1,584,824
	2012	961,631	341,135	212,151	—	1,514,917
Operating income:	2014	188,335	86,799	57,499	—	332,633
	2013	175,888	82,343	59,683	—	317,914
	2012	160,363	77,728	63,937	—	302,028
Depreciation and amortization	2014	44,622	14,471	6,749	—	65,842
expense:	2013	45,329	11,231	7,913	—	64,473
	2012	44,408	12,059	9,185	—	65,652
Asset impairment charges:	2014	6,468	—	—	—	6,468
	2013	5,000	—	—	—	5,000
	2012	—	—	—	—	—
Total assets:	2014	956,349	267,258	164,171	300,613	1,688,391
	2013	943,868	109,612	167,283	348,766	1,569,529
	2012	877,840	82,150	169,936	282,514	1,412,440
Capital asset purchases:	2014	—	—	—	41,119	41,119
	2013	—	—	—	37,459	37,459
	2012	—	—	—	35,193	35,193

Revenue by product and service category for the years ended December 31 was as follows:

(in thousands)	2014	2013	2012
Checks, including contract settlements	$870,910	$884,605	$890,018
Marketing solutions and other services	427,098	343,006	285,520
Forms	216,842	200,560	200,379
Accessories and other products	159,232	156,653	139,000
Total revenue	$1,674,082	$1,584,824	$1,514,917

The following information as of and for the years ended December 31 is based on the geographic locations of our subsidiaries:

(in thousands)	2014	2013	2012
Total revenue from external customers:
United States	$1,593,898	$1,501,176	$1,427,593
Foreign, primarily Canada	80,184	83,648	87,324
Total revenue	$1,674,082	$1,584,824	$1,514,917

Long-lived assets(1):
United States	$1,310,830	$1,191,084	$1,131,525
Foreign, primarily Canada	12,220	14,681	14,274
Total long-lived assets	$1,323,050	$1,205,765	$1,145,799

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

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$4,342	$52,193	$(3,329)	$61,541
Trade accounts receivable, net	—	100,197	13,459	—	113,656
Inventories and supplies	—	34,097	5,314	—	39,411
Deferred income taxes	8,929	1,182	48	—	10,159
Funds held for customers	—	—	43,604	—	43,604
Other current assets	8,538	38,912	3,069	—	50,519
Total current assets	25,802	178,730	117,687	(3,329)	318,890
Deferred income taxes	660	—	1,411	(660)	1,411
Long-term investments	38,623	7,828	—	—	46,451
Property, plant and equipment, net	4,868	76,306	6,449	—	87,623
Assets held for sale	—	3,102	23,717	—	26,819
Intangibles, net	987	203,967	2,226	—	207,180
Goodwill	—	866,659	1,717	—	868,376
Investments in consolidated subsidiaries	1,268,918	90,960	—	(1,359,878)	—
Intercompany receivable	—	82,758	536	(83,294)	—
Other non-current assets	9,675	121,549	417	—	131,641
Total assets	$1,349,533	$1,631,859	$154,160	$(1,447,161)	$1,688,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,792	$73,380	$3,373	$(3,329)	$87,216
Accrued liabilities	26,278	141,816	51,027	—	219,121
Short-term borrowings	160,000	—	—	—	160,000
Long-term debt due within one year	903	—	8	—	911
Total current liabilities	200,973	215,196	54,408	(3,329)	467,248
Long-term debt	393,387	—	14	—	393,401
Deferred income taxes	—	96,498	—	(660)	95,838
Intercompany payable	83,294	—	—	(83,294)	—
Other non-current liabilities	24,382	51,247	8,778	—	84,407
Total shareholders' equity	647,497	1,268,918	90,960	(1,359,878)	647,497
Total liabilities and shareholders' equity	$1,349,533	$1,631,859	$154,160	$(1,447,161)	$1,688,391

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2013
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$71,972	$6,991	$45,229	$(3,103)	$121,089
Trade accounts receivable, net	—	70,317	17,732	—	88,049
Inventories and supplies	—	24,173	4,793	—	28,966
Deferred income taxes	2,698	4,198	50	—	6,946
Funds held for customers	—	—	42,425	—	42,425
Other current assets	8,266	20,118	3,454	—	31,838
Total current assets	82,936	125,797	113,683	(3,103)	319,313
Deferred income taxes	—	—	1,851	—	1,851
Long-term investments	35,155	9,296	—	—	44,451
Property, plant and equipment, net	—	93,472	7,871	—	101,343
Assets held for sale	—	4,046	21,405	—	25,451
Intangibles, net	—	151,361	2,215	—	153,576
Goodwill	—	820,898	1,879	—	822,777
Investments in consolidated subsidiaries	1,155,705	82,918	—	(1,238,623)	—
Intercompany receivable	—	39,192	1,373	(40,565)	—
Other non-current assets	8,077	92,461	229	—	100,767
Total assets	$1,281,873	$1,419,441	$150,506	$(1,282,291)	$1,569,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,831	$54,655	$8,109	$(3,103)	$71,492
Accrued liabilities	13,794	97,577	51,619	—	162,990
Long-term debt due within one year	255,589	—	—	—	255,589
Total current liabilities	281,214	152,232	59,728	(3,103)	490,071
Long-term debt	385,115	—	—	—	385,115
Deferred income taxes	2,821	79,993	—	—	82,814
Intercompany payable	40,565	—	—	(40,565)	—
Other non-current liabilities	21,701	31,511	7,860	—	61,072
Total shareholders' equity	550,457	1,155,705	82,918	(1,238,623)	550,457
Total liabilities and shareholders' equity	$1,281,873	$1,419,441	$150,506	$(1,282,291)	$1,569,529

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,311,729	$99,129	$—	$1,410,858
Service revenue	78,019	237,712	30,047	(82,554)	263,224
Total revenue	78,019	1,549,441	129,176	(82,554)	1,674,082
Cost of products	—	(449,603)	(52,268)	—	(501,871)
Cost of services	(83,982)	(95,776)	(9,693)	85,044	(104,407)
Total cost of revenue	(83,982)	(545,379)	(61,961)	85,044	(606,278)
Gross profit	(5,963)	1,004,062	67,215	2,490	1,067,804
Operating expenses	—	(677,767)	(47,711)	(2,490)	(727,968)
Asset impairment charge	—	(6,468)	—	—	(6,468)
Net loss on sale of facility	—	(735)	—	—	(735)
Operating income	(5,963)	319,092	19,504	—	332,633
Interest expense	(36,368)	(12,157)	—	11,996	(36,529)
Other income	9,976	2,496	601	(11,996)	1,077
(Loss) income before income taxes	(32,355)	309,431	20,105	—	297,181
Income tax benefit (provision)	17,445	(109,289)	(5,543)	—	(97,387)
(Loss) income before equity in earnings of consolidated subsidiaries	(14,910)	200,142	14,562	—	199,794
Equity in earnings of consolidated subsidiaries	214,704	14,562	—	(229,266)	—
Net income	$199,794	$214,704	$14,562	$(229,266)	$199,794

Comprehensive income	$196,880	$210,756	$8,398	$(219,154)	$196,880

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,293,257	$76,454	$—	$1,369,711
Service revenue	9,042	188,767	34,962	(17,658)	215,113
Total revenue	9,042	1,482,024	111,416	(17,658)	1,584,824
Cost of products	—	(429,432)	(34,055)	—	(463,487)
Cost of services	(7,597)	(85,693)	(12,532)	8,193	(97,629)
Total cost of revenue	(7,597)	(515,125)	(46,587)	8,193	(561,116)
Gross profit	1,445	966,899	64,829	(9,465)	1,023,708
Operating expenses	—	(664,218)	(46,041)	9,465	(700,794)
Asset impairment charge	—	(5,000)	—	—	(5,000)
Operating income	1,445	297,681	18,788	—	317,914
Interest expense	(38,236)	(8,442)	(3)	8,380	(38,301)
Other income	7,283	2,027	516	(8,380)	1,446
(Loss) income before income taxes	(29,508)	291,266	19,301	—	281,059
Income tax benefit (provision)	16,597	(105,812)	(5,192)	—	(94,407)
(Loss) income before equity in earnings of consolidated subsidiaries	(12,911)	185,454	14,109	—	186,652
Equity in earnings of consolidated subsidiaries	199,563	14,109	—	(213,672)	—
Net income	$186,652	$199,563	$14,109	$(213,672)	$186,652

Comprehensive income	$193,875	$205,595	$9,862	$(215,457)	$193,875

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,283,471	$62,458	$—	$1,345,929
Service revenue	8,902	150,758	26,625	(17,297)	168,988
Total revenue	8,902	1,434,229	89,083	(17,297)	1,514,917
Cost of products	—	(422,836)	(24,158)	—	(446,994)
Cost of services	(5,637)	(68,339)	(9,042)	5,637	(77,381)
Total cost of revenue	(5,637)	(491,175)	(33,200)	5,637	(524,375)
Gross profit	3,265	943,054	55,883	(11,660)	990,542
Operating expenses	—	(654,286)	(45,760)	11,660	(688,386)
Net loss on sale of facility	—	(128)	—	—	(128)
Operating income	3,265	288,640	10,123	—	302,028
Loss on early debt extinguishment	(5,258)	—	—	—	(5,258)
Interest expense	(46,767)	(12,819)	(7)	12,746	(46,847)
Other income (expense)	11,721	(1,341)	3,196	(12,746)	830
(Loss) income before income taxes	(37,039)	274,480	13,312	—	250,753
Income tax benefit (provision)	19,690	(99,674)	(277)	—	(80,261)
(Loss) income before equity in earnings of consolidated subsidiaries	(17,349)	174,806	13,035	—	170,492
Equity in earnings of consolidated subsidiaries	187,841	13,035	—	(200,876)	—
Net income	$170,492	$187,841	$13,035	$(200,876)	$170,492

Comprehensive income	$189,246	$205,245	$13,704	$(218,949)	$189,246

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(12,298)	$278,281	$14,638	$(226)	$280,395
Cash flows from investing activities:
Purchases of capital assets	(1,269)	(38,118)	(1,732)	—	(41,119)
Payments for acquisitions, net of cash acquired	(89,824)	(15,205)	—	—	(105,029)
Loans to distributors	—	(50)	—	—	(50)
Proceeds from company-owned life insurance policies	897	—	—	—	897
Proceeds from sale of facility	—	8,451	—	—	8,451
Other	(432)	1,225	14	—	807
Net cash used by investing activities	(90,628)	(43,697)	(1,718)	—	(136,043)
Cash flows from financing activities:
Net proceeds from short-term borrowings	160,000	(125)	—	—	159,875
Payments on long-term debt, including costs of debt reacquisition	(254,376)	(20)	(7)	—	(254,403)
Payments for debt issue costs	(1,085)	—	—	—	(1,085)
Proceeds from issuing shares under employee plans	9,148	—	—	—	9,148
Excess tax benefit from share-based employee awards	4,992	—	—	—	4,992
Payments for common shares repurchased	(60,119)	—	—	—	(60,119)
Cash dividends paid to shareholders	(57,603)	—	—	—	(57,603)
Advances from (to) consolidated subsidiaries	238,332	(236,938)	(1,394)	—	—
Other	—	(150)	—	—	(150)
Net cash provided (used) by financing activities	39,289	(237,233)	(1,401)	—	(199,345)
Effect of exchange rate change on cash	—	—	(4,555)	—	(4,555)
Net change in cash and cash equivalents	(63,637)	(2,649)	6,964	(226)	(59,548)
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of year	$8,335	$4,342	$52,193	$(3,329)	$61,541

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(7,462)	$243,906	$24,160	$898	$261,502
Cash flows from investing activities:
Purchases of capital assets	—	(32,659)	(4,800)	—	(37,459)
Payments for acquisitions, net of cash acquired	—	(69,709)	—	—	(69,709)
Loans to distributors	—	(778)	—	—	(778)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,181	1,104	12	—	2,297
Net cash provided (used) by investing activities	4,822	(101,084)	(4,788)	—	(101,050)
Cash flows from financing activities:
Payments on long-term debt, including costs of debt reacquisition	(224)	—	(1,331)	—	(1,555)
Payments for debt issue costs	(236)	—	—	—	(236)
Proceeds from issuing shares under employee plans	15,948	—	—	—	15,948
Excess tax benefit from share-based employee awards	3,055	—	—	—	3,055
Payments for common shares repurchased	(48,798)	—	—	—	(48,798)
Cash dividends paid to shareholders	(50,711)	—	—	—	(50,711)
Advances from (to) consolidated subsidiaries	140,716	(139,059)	(1,657)	—	—
Net cash provided (used) by financing activities	59,750	(139,059)	(2,988)	—	(82,297)
Effect of exchange rate change on cash	—	—	(2,501)	—	(2,501)
Net change in cash and cash equivalents	57,110	3,763	13,883	898	75,654
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of year	$71,972	$6,991	$45,229	$(3,103)	$121,089

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(10,325)	$244,091	$10,311	$—	$244,077
Cash flows from investing activities:
Purchases of capital assets	—	(31,561)	(3,632)	—	(35,193)
Payments for acquisitions, net of cash acquired	—	(34,172)	—	—	(34,172)
Loans to distributors	—	(3,227)	(60)	—	(3,287)
Proceeds from sale of facility	—	2,613	—	—	2,613
Other	379	1,162	(15)	—	1,526
Net cash provided (used) by investing activities	379	(65,185)	(3,707)	—	(68,513)
Cash flows from financing activities:
Payments on long-term debt, including costs of debt reacquisition	(288,938)	—	—	—	(288,938)
Proceeds from issuing long-term debt	200,000	—	—	—	200,000
Payments for debt issue costs	(4,504)	—	—	—	(4,504)
Change in book overdrafts	(2,426)	3,827	—	(4,001)	(2,600)
Proceeds from issuing shares under employee plans	12,320	—	—	—	12,320
Excess tax benefit from share-based employee awards	2,285	—	—	—	2,285
Payments for common shares repurchased	(27,155)	—	—	—	(27,155)
Cash dividends paid to shareholders	(50,918)	—	—	—	(50,918)
Advances from (to) consolidated subsidiaries	181,097	(181,166)	69	—	—
Net cash provided (used) by financing activities	21,761	(177,339)	69	(4,001)	(159,510)
Effect of exchange rate change on cash	—	—	694	—	694
Net change in cash and cash equivalents	11,815	1,567	7,367	(4,001)	16,748
Cash and cash equivalents, beginning of year	3,047	1,661	23,979	—	28,687
Cash and cash equivalents, end of year	$14,862	$3,228	$31,346	$(4,001)	$45,435

Note 18: Subsequent events

In January 2015, we announced our intention to redeem all $200,000 of our 7.0% senior notes due in March 2019. We plan to redeem the notes on March 16, 2015, and the redemption will generate a loss on early debt extinguishment during the first quarter of 2015 due to a contractual call premium and related fees. The redemption will be financed primarily with our existing credit facility and the issuance of a short-term bank loan.

In January 2015, we decided that two company-owned small business distributors will no longer be managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we determined that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses will be included in Financial Services beginning in 2015. Our business segment results for previous periods will be restated in 2015 to reflect this change. These businesses generated revenue of $22,745 during 2014, $13,982 during 2013 and $10,251 during 2012.

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$406,955	$405,410	$413,204	$448,513
Gross profit	262,027	259,519	263,054	283,204
Net income	47,324	50,076	44,431	57,963
Earnings per share:
Basic	0.94	1.00	0.89	1.16
Diluted	0.93	0.99	0.88	1.16
Cash dividends per share	0.25	0.30	0.30	0.30

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$387,553	$381,433	$398,080	$417,758
Gross profit	254,256	247,886	255,857	265,709
Net income	45,875	48,152	46,903	45,722
Earnings per share:
Basic	0.90	0.95	0.93	0.90
Diluted	0.89	0.94	0.92	0.90
Cash dividends per share	0.25	0.25	0.25	0.25

Significant items affecting the comparability of quarterly results were as follows:

•	First quarter 2014 – net pre-tax restructuring charges of $3,532 related to our cost reduction initiatives.

•
Third quarter 2014 – net pre-tax restructuring charges of $4,355 related to our cost reduction initiatives and a $6,468 pre-tax asset impairment charge related to Small Business Services intangible assets.

•	Fourth quarter 2014 – a reduction of $2,282 in income tax expense for discrete items, primarily prior year state income tax credits.

•	First quarter 2013 – net pre-tax restructuring charges of $1,449 related to our cost reduction initiatives.

•	Second quarter 2013 – net pre-tax restructuring charges of $1,051 related to our cost reduction initiatives.

•	Third quarter 2013 – net pre-tax restructuring charges of $3,079 related to our cost reduction initiatives.

•
Fourth quarter 2013 – net pre-tax restructuring charges of $5,327 related to our cost reduction initiatives and a $5,000 pre-tax asset impairment charge related to a Small Business Services customer relationship intangible asset.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures – As of the end of the period covered by this report (December 31, 2014), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

The following table provides information concerning all of our equity compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	1,547,296	(1)	$28.23	(1)	7,305,145	(2)
Equity compensation plans not approved by shareholders	—		—		—
Total	1,547,296		$28.23		7,305,145

(1) Includes awards granted under our 2012 Long-Term Incentive Plan and our previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 1,312,352, restricted stock unit awards of 166,207 and shares subject to outstanding performance share awards of 68,737. The number of performance shares reflects the target amount for awards outstanding as of December 31, 2014. The actual number of shares issued under our performance share awards will range between 0% and 200% of the target amount based on our performance relative to the applicable performance goals as determined by our Compensation Committee following the end of the performance period. The restricted stock unit awards and the performance share awards require no consideration upon vesting. Therefore, these awards reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding these awards is $33.28.

(2) Includes 3,665,248 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 3,639,897 shares remain available for issuance under our 2012 Long-Term Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of our directors or officers, nor any known person who beneficially owns, directly or indirectly, five percent of our common stock, nor any member of the immediate family of any of the foregoing persons has any material interest, direct or indirect, in any transaction since January 1, 2014 or in any presently proposed transaction which, in either case, has affected or will materially affect us. None of our directors or officers is indebted to us.

The sections of the proxy entitled “Board Structure and Governance-Board Oversight and Director Independence” and “Board Structure and Governance-Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.     Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2014 Audit and Independent Registered Public Accounting Firm-Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2014 Audit and Independent Registered Public Accounting Firm-Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

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
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Form of Officer’s Certificate and Company Order authorizing the 2014 Notes, series B (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.4
Specimen of 5 1/8% notes due 2014, series B (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-4 (Registration No. 333-120381) filed with the Commission on November 12, 2004)

*
4.5
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.6
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.7
Second Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.8
Third Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.9
Fourth Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
Filed herewith

Exhibit Number	Description	Method of Filing
4.10
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.11
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.12
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.13
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
Filed herewith
10.1	Deluxe Corporation 2012 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.2	Deluxe Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*
10.4	Deluxe Corporation Deferred Compensation Plan (2011 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2010)**	*
10.5	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*
10.6
Deluxe Corporation Executive Deferred Compensation Plan for Employee Retention and Other Eligible Arrangements (incorporated by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)**
*
10.7
Form of Severance Agreement entered into between us and the following executive officers: Anthony Scarfone, Terry Peterson, Pete Godich, Julie Loosbrock, Malcolm McRoberts, John Filby, Tracey Engelhardt, Michael Mathews and Amanda Brinkman (incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2000)**
*
10.8	Employment Agreement dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*
10.9
Form of Executive Retention Agreement entered into between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on August 10, 2007)**
*
10.10
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
*
10.13	Form of Agreement for Awards Payable in Restricted Stock Units (revised 10/12) (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2012)**	*
10.14	Form of Employee Restricted Stock Award Agreement (version 2/14) (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2013)**	*
10.15	Form of Non-Qualified Stock Option Agreement (version 2/07) (incorporated by reference to exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2006)**	*
10.16	Form of Non-Qualified Stock Option Agreement (version 2/09) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)**	*
10.17	Form of Non-Qualified Stock Option Agreement (version 10/12) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)**	*
10.18	Form of Cash Performance Award Agreement (version 2/10) (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2009)**	*
10.19	Form of Performance Share Award Agreement (version 2/14) (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for year ended December 31, 2013)**	*
10.20
Description of modification to the Deluxe Corporation Non-Employee Director Retirement and Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 1997)**
*
10.21	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*
10.22	Form of Non-Employee Director Restricted Stock Award Agreement (version 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*
10.23
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements
Filed herewith
___________________
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

DELUXE CORPORATION
Date: February 20, 2015	By: /s/ Lee Schram
Lee Schram, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2015.

Signature	Title

By: /s/ Lee Schram	Chief Executive Officer
Lee Schram	(Principal Executive Officer)

By: /s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
Terry D. Peterson	(Principal Financial Officer)

By: /s/ Jeffrey J. Bata	Vice President, Controller and Chief Accounting Officer
Jeffrey J. Bata	(Principal Accounting Officer)

*
Ronald C. Baldwin	Director

*
Charles A. Haggerty	Director

*
Don J. McGrath	Director

*
Cheryl Mayberry McKissack	Director

*
Neil J, Metviner	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O'Dwyer	Director

*
Thomas J. Reddin	Director

*
Martyn R. Redgrave	Director

* By: /s/ Lee Schram
Lee Schram, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
4.9
Fourth Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

4.13
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements