Form 10-Q
period 2015-03-31
DELUXE CORP
filed 2015-05-01
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 20, 2015 was 49,930,204.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$58,319	$61,541
Trade accounts receivable (net of allowances for uncollectible accounts of $4,508 and $4,335, respectively)	94,361	113,656
Inventories and supplies	38,100	39,411
Deferred income taxes	10,295	10,159
Funds held for customers	50,038	43,604
Other current assets	43,831	50,519
Total current assets	294,944	318,890
Deferred income taxes	1,291	1,411
Long-term investments (including $2,144 and $2,384 of investments at fair value, respectively)	46,137	46,451
Property, plant and equipment (net of accumulated depreciation of $346,279 and $348,530, respectively)	85,258	87,623
Assets held for sale	26,916	26,819
Intangibles (net of accumulated amortization of $397,142 and $388,308, respectively)	210,255	207,180
Goodwill	879,258	868,376
Other non-current assets	121,581	131,641
Total assets	$1,665,640	$1,688,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,227	$87,216
Accrued liabilities	220,889	219,121
Short-term borrowings	318,000	160,000
Long-term debt due within one year	1,013	911
Total current liabilities	615,129	467,248
Long-term debt	196,434	393,401
Deferred income taxes	94,836	95,838
Other non-current liabilities	79,495	84,407
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2015 – 49,929; 2014 – 49,742)	49,929	49,742
Additional paid-in capital	11,648	4,758
Retained earnings	660,264	629,335
Accumulated other comprehensive loss	(42,095)	(36,338)
Total shareholders’ equity	679,746	647,497
Total liabilities and shareholders’ equity	$1,665,640	$1,688,391

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Product revenue	$355,013	$345,664
Service revenue	78,604	61,291
Total revenue	433,617	406,955
Cost of products	(123,739)	(118,386)
Cost of services	(28,942)	(26,542)
Total cost of revenue	(152,681)	(144,928)
Gross profit	280,936	262,027
Selling, general and administrative expense	(195,378)	(177,931)
Net restructuring charges	(267)	(3,300)
Operating income	85,291	80,796
Loss on early debt extinguishment	(8,917)	—
Interest expense	(6,515)	(9,567)
Other income	430	131
Income before income taxes	70,289	71,360
Income tax provision	(24,349)	(24,036)
Net income	$45,940	$47,324
Comprehensive income	$40,183	$45,455
Basic earnings per share	0.92	0.94
Diluted earnings per share	0.91	0.93
Cash dividends per share	0.30	0.25

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2014	49,742	$49,742	$4,758	$629,335	$(36,338)	$647,497
Net income	—	—	—	45,940	—	45,940
Cash dividends	—	—	—	(15,011)	—	(15,011)
Common shares issued	204	204	4,032	—	—	4,236
Tax impact of share-based awards	—	—	1,096	—	—	1,096
Common shares retired	(17)	(17)	(1,093)	—	—	(1,110)
Fair value of share-based compensation	—	—	2,855	—	—	2,855
Other comprehensive loss	—	—	—	—	(5,757)	(5,757)
Balance, March 31, 2015	49,929	$49,929	$11,648	$660,264	$(42,095)	$679,746

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$45,940	$47,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,933	4,241
Amortization of intangibles	13,750	12,024
Amortization of contract acquisition costs	4,831	4,261
Deferred income taxes	(1,215)	(594)
Employee share-based compensation expense	3,155	1,908
Loss on early debt extinguishment	8,917	—
Other non-cash items, net	808	2,336
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	16,395	8,926
Inventories and supplies	1,409	(585)
Other current assets	5,082	(1,703)
Non-current assets	1,215	(860)
Accounts payable	(10,851)	(2,169)
Contract acquisition payments	(2,947)	(1,355)
Other accrued and non-current liabilities	(12,719)	(415)
Net cash provided by operating activities	77,703	73,339
Cash flows from investing activities:
Purchases of capital assets	(9,512)	(10,950)
Payments for acquisitions, net of cash acquired	(7,584)	(2,866)
Other	463	806
Net cash used by investing activities	(16,633)	(13,010)
Cash flows from financing activities:
Net proceeds (payments) from short-term borrowings	158,000	(125)
Payments on long-term debt, including costs of debt reacquisition	(207,242)	(203)
Payments for debt issue costs	(97)	(939)
Proceeds from issuing shares under employee plans	3,389	5,376
Excess tax benefit from share-based employee awards	1,260	1,401
Payments for common shares repurchased	—	(31,930)
Cash dividends paid to shareholders	(15,011)	(12,644)
Other	(150)	—
Net cash used by financing activities	(59,851)	(39,064)
Effect of exchange rate change on cash	(4,441)	(1,739)
Net change in cash and cash equivalents	(3,222)	19,526
Cash and cash equivalents, beginning of year	61,541	121,089
Cash and cash equivalents, end of period	$58,319	$140,615

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2015, the consolidated statements of comprehensive income for the quarters ended March 31, 2015 and 2014, the consolidated statement of shareholders’ equity for the quarter ended March 31, 2015, and the consolidated statements of cash flows for the quarters ended March 31, 2015 and 2014 are unaudited. The consolidated balance sheet as of December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Note 2: New accounting pronouncements

Recently adopted accounting pronouncements – In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. We adopted the new guidance on January 1, 2015, and it is applied prospectively. As such, we will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The new standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2017, although the FASB has voted to propose a deferral of the effective date of the standard for one year. We are currently assessing the impact of this new standard on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The new guidance is effective for us on January 1, 2016. As of March 31, 2015, we had debt issuance costs of $2,593 related to long-term debt and $1,804 related to short-term borrowings.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$5,674	$5,899
Semi-finished goods	8,535	8,990
Finished goods	20,627	21,298
Supplies	3,264	3,224
Inventories and supplies	$38,100	$39,411

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	March 31, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$8,526	$21	$—	$8,547
Canadian guaranteed investment certificate	7,883	—	—	7,883
Available-for-sale securities (funds held for customers)(1)	16,409	21	—	16,430
Canadian money market fund (other current assets)	1,747	—	—	1,747
Total available-for-sale securities	$18,156	$21	$—	$18,177

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2015, also included cash of $33,608.

	December 31, 2014
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,245	$—	$(120)	$9,125
Canadian guaranteed investment certificate	8,605	—	—	8,605
Available-for-sale securities (funds held for customers)(1)	17,850	—	(120)	17,730
Canadian money market fund (other current assets)	1,895	—	—	1,895
Total available-for-sale securities	$19,745	$—	$(120)	$19,625

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2014, also included cash of $25,874.

Expected maturities of available-for-sale securities as of March 31, 2015 were as follows:

(in thousands)	Fair value
Due in one year or less	$9,724
Due in two to five years	5,983
Due in six to ten years	2,470
Total available-for-sale securities	$18,177

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale included the operations of small business distributors which we previously acquired and which consisted primarily of customer list intangible assets. We are actively marketing the distributors and expect the selling prices will exceed the carrying values. Net assets held for sale consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014	Balance sheet caption
Current assets	$107	$687	Other current assets
Intangibles	25,926	25,926	Assets held for sale
Other non-current assets	990	893	Assets held for sale
Accrued liabilities	(389)	(1,058)	Accrued liabilities
Non-current deferred income tax liabilities	(8,848)	(8,774)	Other non-current liabilities
Net assets held for sale	$17,786	$17,674

Intangibles – Intangibles were comprised of the following:

	March 31, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	372,854	(311,189)	61,665	364,229	(303,340)	60,889
Customer lists/relationships	110,503	(40,016)	70,487	106,218	(40,097)	66,121
Trade names	69,281	(38,673)	30,608	69,281	(37,623)	31,658
Software to be sold	28,500	(1,390)	27,110	28,500	(601)	27,899
Other	7,159	(5,874)	1,285	8,160	(6,647)	1,513
Amortizable intangibles	588,297	(397,142)	191,155	576,388	(388,308)	188,080
Intangibles	$607,397	$(397,142)	$210,255	$595,488	$(388,308)	$207,180

Amortization of intangibles was $13,750 for the quarter ended March 31, 2015 and $12,024 for the quarter ended March 31, 2014. Based on the intangibles in service as of March 31, 2015, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2015	$36,242
2016	37,349
2017	25,004
2018	17,643
2019	14,885

During the quarter ended March 31, 2015, we acquired internal-use software in the normal course of business. We also acquired internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the quarter ended March 31, 2015:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$8,868	5
Customer lists/relationships	8,199	8
Acquired intangibles	$17,067	6

Goodwill – Changes in goodwill during the quarter ended March 31, 2015 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2014:
Goodwill, gross	$654,007	$85,863	$148,506	$888,376
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	634,007	85,863	148,506	868,376
Adjustment for acquisition of Wausau Financial Systems, Inc. (Note 6)	—	(164)	—	(164)
Acquisition of Verify Valid, LLC (Note 6)	11,190	—	—	11,190
Currency translation adjustment	(144)	—	—	(144)
Balance, March 31, 2015:
Goodwill, gross	665,053	85,699	148,506	899,258
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$645,053	$85,699	$148,506	$879,258

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
Contract acquisition costs	$68,918	$74,101
Postretirement benefit plan asset	24,188	24,243
Loans and notes receivable from distributors	11,957	14,583
Deferred advertising costs	7,893	8,922
Other	8,625	9,792
Other non-current assets	$121,581	$131,641

Changes in contract acquisition costs during the quarters ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014
Balance, beginning of year	$74,101	$35,421
Additions(1)	1,907	425
Amortization	(4,831)	(4,261)
Other	(2,259)	(110)
Balance, end of period	$68,918	$31,475

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $2,947 for the quarter ended March 31, 2015 and $1,355 for the quarter ended March 31, 2014.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
Funds held for customers	$49,274	$42,944
Deferred revenue	43,183	48,514
Income taxes	24,320	5,393
Customer rebates	17,526	20,550
Performance-based compensation	14,918	38,259
Contract acquisition costs due within one year	10,353	9,815
Restructuring due within one year (Note 9)	2,318	4,276
Other	58,997	49,370
Accrued liabilities	$220,889	$219,121

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(dollars and shares in thousands, except per share amounts)	2015	2014
Earnings per share – basic:
Net income	$45,940	$47,324
Income allocated to participating securities	(293)	(200)
Income available to common shareholders	$45,647	$47,124
Weighted-average shares outstanding	49,699	50,228
Earnings per share – basic	$0.92	$0.94

Earnings per share – diluted:
Net income	$45,940	$47,324
Income allocated to participating securities	(291)	(198)
Re-measurement of share-based awards classified as liabilities	179	(8)
Income available to common shareholders	$45,828	$47,118
Weighted-average shares outstanding	49,699	50,228
Dilutive impact of potential common shares	408	456
Weighted-average shares and potential common shares outstanding	50,107	50,684
Earnings per share – diluted	$0.91	$0.93
Antidilutive options excluded from calculation	265	281

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2015	2014
Amortization of loss on interest rate locks(1)	$—	$(429)	Interest expense
Tax benefit	—	168	Income tax provision
Amortization of loss on interest rate locks, net of tax	—	(261)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	(2)
Net actuarial loss	(780)	(854)	(2)
Total amortization	(425)	(499)	(2)
Tax benefit	114	140	(2)
Amortization of postretirement benefit plan items, net of tax	(311)	(359)	(2)
Total reclassifications, net of tax	$(311)	$(620)

(1) Relates to interest rate locks which terminated in October 2014 in conjunction with the maturity of the related debt. See the caption "Note 6: Derivative financial instruments" in the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10: Postretirement benefits.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2014	$(32,405)	$(125)	$(3,808)	$(36,338)
Other comprehensive income (loss) before reclassifications	—	104	(6,172)	(6,068)
Amounts reclassified from accumulated other comprehensive loss	311	—	—	311
Net current-period other comprehensive income (loss)	311	104	(6,172)	(5,757)
Balance, March 31, 2015	$(32,094)	$(21)	$(9,980)	$(42,095)

(1) Other comprehensive income before reclassifications is net of income tax expense of $36.

Note 6: Acquisitions

In January 2015, we acquired selected assets of Range, Inc., a marketing services provider, in a cash transaction for $3,600. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the quarter ended March 31, 2015. The results of operations of this business from its acquisition date are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price in the second quarter of 2015 when we complete our valuation of the acquired customer list. The net assets acquired consisted primarily of a customer list with a preliminary value of $3,906 and a useful life of eight years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 8.

In January 2015, we acquired all of the outstanding capital stock of a small business distributor in a cash transaction for $511, net of cash acquired, plus non-cash consideration of $3,564 related to our receivables from the distributor prior to its acquisition. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the quarter ended March 31, 2015. The results of operations of the distributor are included in our Financial Services segment from its acquisition date, as its customers consist primarily of financial institutions. We expect to finalize the allocation of the purchase price by the third quarter of 2015 when our valuation of certain assets and liabilities is finalized, including, but not limited to, intangibles and deferred income taxes. We also plan to finalize the estimated useful life of intangibles by the third quarter of 2015. The net assets acquired consisted primarily of a customer list with a preliminary fair value of $4,293 and a preliminary useful life of eight years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 8.

In February 2015, we acquired selected assets of Verify Valid, LLC, a provider of electronic check payment services, in a cash transaction for $3,447. The preliminary allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $11,190. The acquisition resulted in goodwill as Verify Valid's technology enables us to diversify our payment product and service offerings and bring these offerings to our customer base. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the quarter ended March 31, 2015. The results of operations of this business from its acquisition date are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the third quarter of 2015 when our valuation of acquired software and its useful life, as well as the valuation of contingent consideration, is finalized. Net assets acquired consisted primarily of internal-use software with a preliminary value of $1,900 and a preliminary useful life of 5 years, which is being amortized using the straight-line method. In connection with this acquisition, we are required to make annual contingent payments over a period of up to eight years, subject to the business achieving specified revenue thresholds. The preliminary fair value of the liability for contingent payments recognized upon acquisition was $8,340, and is included in accrued liabilities and other non-current liabilities in the consolidated balance sheet. There is no maximum amount of contingent payments specified in the agreement. Further information regarding the calculation of the estimated fair value of the internal-use software and the contingent payments can be found in Note 8.

In October 2014, we acquired all of the outstanding capital stock of Wausau Financial Systems, Inc. (Wausau), a provider of software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. During the first quarter of 2015, we adjusted the valuation of certain income tax accounts and decreased goodwill $164 from the December 31, 2014 amount. The acquisition resulted in goodwill as Wausau provides new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering. We expect to finalize the allocation of the purchase price by mid-2015, when our valuation of deferred income taxes is finalized.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided.

Note 7: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-

current liabilities in the consolidated balance sheets and was $5,097 as of March 31, 2015 and $8,067 as of December 31, 2014. As the short-cut method is being used to account for these hedges, the decrease in long-term debt due to fair value adjustments was also $5,097 as of March 31, 2015 and $8,067 as of December 31, 2014.

During the quarter ended March 31, 2014, we also held interest rate swaps related to our long-term debt which matured in October 2014. The short-cut method was not used for these interest rate swaps. As such, changes in the fair value of the interest rate swaps and the related long-term debt were not equal (i.e., hedge ineffectiveness) and were included in interest expense in the consolidated statement of comprehensive income. Information regarding hedge ineffectiveness during the quarter ended March 31, 2014 is presented in Note 8.

Note 8: Fair value measurements

2015 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the quarter ended March 31, 2015 were comprised primarily of customer lists associated with the acquisitions of a small business distributor and Range, Inc., as well as internal-use software associated with the acquisition of Verify Valid, LLC (Note 6). The aggregate fair value of the acquired customer lists was $8,199 and was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired internal-use software was $1,900 and was estimated using the cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by acquiree.

In connection with the acquisition of VerifyValid, LLC, we are required to make annual contingent payments over a period of up to eight years, subject to the business achieving specified revenue thresholds. The fair value of the liability for contingent payments recognized upon acquisition was $8,340, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made utilizing an appropriate discount rate. Assumptions used in this calculation included the discount rate and various probability factors. This liability is re-measured each reporting period and changes in the fair value are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. Changes in the fair value of contingent consideration can result from changes in the timing, amount of, or likelihood of the applicable contingent payments.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities and investments in six-month Canadian guaranteed investment certificates (GIC's). The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC's approximated cost due to thier relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2015 and 2014.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2015 and 2014.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters ended March 31, 2015 and 2014, net realized gains were not significant. We recognized net unrealized losses of $187 during the quarter ended March 31, 2015 and $149 during the quarter ended March 31, 2014.

The fair value of interest rate swaps (Note 7) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. The interest rate swaps related to our long-term debt due in 2020 meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and related long-term debt are equal. The short-cut method was not used for our other interest rate swaps which terminated with the maturity of the related long-term debt in October 2014. Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of comprehensive income and were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014
Gain from derivatives	$2,970	$2,042
Loss from change in fair value of hedged debt	(2,970)	(1,992)
Net decrease in interest expense	$—	$50

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of March 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$16,430	$—	$16,430	$—
Available-for-sale marketable securities (other current assets)	1,747	—	1,747	—
Long-term investment in mutual funds	2,144	2,144	—	—
Derivative liabilities	(5,097)	—	(5,097)	—
Accrued contingent consideration	(8,340)	—	—	(8,340)

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$17,730	$—	$17,730	$—
Available-for-sale marketable securities (other current assets)	1,895	—	1,895	—
Long-term investment in mutual funds	2,384	2,384	—	—
Derivative liabilities	(8,067)	—	(8,067)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the quarter ended March 31, 2015.

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash, cash included within funds held for customers and short-term borrowings – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

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

Long-term debt – The fair value of long-term debt is based on significant observable market inputs other than quoted prices in active markets. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$58,319	$58,319	$58,319	$—	$—
Cash (funds held for customers)	33,608	33,608	33,608	—	—
Loans and notes receivable from distributors	13,986	13,104	—	—	13,104
Short-term borrowings	318,000	318,000	318,000	—	—
Long-term debt(1)	194,903	217,540	—	217,540	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$61,541	$61,541	$61,541	$—	$—
Cash (funds held for customers)	25,874	25,874	25,874	—	—
Loans and notes receivable from distributors	16,915	15,765	—	—	15,765
Short-term borrowings	160,000	160,000	160,000	—	—
Long-term debt(1)	391,933	419,000	—	419,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2015	2014
Severance accruals	$743	$1,545
Severance reversals	(524)	(310)
Net restructuring accruals	219	1,235
Other costs	45	2,297
Net restructuring charges	$264	$3,532

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014
Total cost of revenue	$(3)	$232
Operating expenses	267	3,300
Net restructuring charges	$264	$3,532

During the quarters ended March 31, 2015 and March 31, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs. The restructuring accruals included severance benefits for approximately 40 employees during both periods. These charges were reduced by the reversal of restructuring accruals recorded in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,318 as of March 31, 2015 and $4,276 as of December 31, 2014 are reflected in the consolidated balance sheet in accrued liabilities. The majority of the employee reductions are expected to be completed in the third quarter of 2015, and we expect most of the related severance payments to be paid by the first quarter of 2016, utilizing cash from operations. As of March 31, 2015, approximately 20 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2012 initiatives	2013 initiatives	2014 initiatives	2015 initiatives	Total
Balance, December 31, 2014	$32	$128	$4,116	$—	$4,276
Restructuring charges	—	—	66	677	743
Restructuring reversals	—	(9)	(515)	—	(524)
Payments	(32)	(67)	(1,975)	(103)	(2,177)
Balance, March 31, 2015	$—	$52	$1,692	$574	$2,318
Cumulative amounts:
Restructuring charges	$8,012	$7,629	$8,206	$677	$24,524
Restructuring reversals	(1,363)	(1,005)	(1,157)	—	(3,525)
Payments	(6,649)	(6,572)	(5,357)	(103)	(18,681)
Balance, March 31, 2015	$—	$52	$1,692	$574	$2,318

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2014	$1,412	$1,848	$—	$984	$32	$—	$4,276
Restructuring charges	250	385	—	108	—	—	743
Restructuring reversals	(273)	(55)	—	(196)	—	—	(524)
Payments	(700)	(1,048)	—	(397)	(32)	—	(2,177)
Balance, March 31, 2015	$689	$1,130	$—	$499	$—	$—	$2,318
Cumulative amounts(1):
Restructuring charges	$8,693	$7,170	$585	$7,464	$442	$170	$24,524
Restructuring reversals	(1,572)	(630)	(59)	(1,107)	(157)	—	(3,525)
Inter-segment transfer	—	—	(25)	25	—	—	—
Payments	(6,432)	(5,410)	(501)	(5,883)	(285)	(170)	(18,681)
Balance, March 31, 2015	$689	$1,130	$—	$499	$—	$—	$2,318

(1) Includes accruals related to our cost reduction initiatives for 2012 through 2015.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2015	2014
Interest cost	$859	$1,138
Expected return on plan assets	(1,958)	(2,183)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	780	854
Net periodic benefit income	$(674)	$(546)

Note 11: Income tax provision

Our effective tax rate for the quarter ended March 31, 2015 was 34.6%, compared to our 2014 annual effective tax rate of 32.8%. Our 2014 tax rate included a number of discrete credits to income tax expense which collectively reduced our effective tax rate 0.9 points and which related primarily to state income tax credits. Our 2015 tax rate included a number of minor discrete charges to income tax expense which collectively increased our effective tax rate 0.4 points. Also contributing to the increase in our effective tax rate in 2015 was the expiration of the federal research and development credit on December 31, 2014. Accordingly, our 2015 effective tax rate does not include the impact of this tax credit.

Note 12: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2015	December 31, 2014
7.0% senior notes due March 15, 2019	$—	$200,000
6.0% senior notes due November 15, 2020(1)	194,903	191,933
Long-term portion of capital lease obligations	1,531	1,468
Long-term portion of debt	196,434	393,401
Amount drawn on credit facility	243,000	160,000
Short-term bank loan	75,000	—
Capital lease obligations due within one year	1,013	911
Total debt	$515,447	$554,312

(1) Includes decrease due to cumulative change in fair value of hedged debt of $5,097 as of March 31, 2015 and $8,067 as of December 31, 2014.

Our senior notes include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one, there would be additional limitations on our ability to issue additional debt. The notes due in 2020 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit facility agreement or our short-term bank loan. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of these agreements.

Long-term debt – In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 16. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $217,540 as of March 31, 2015, based on quoted prices that are directly observable. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the quarter ended March 31, 2015. This retirement was funded utilizing our credit facility and a short-term bank loan.

We had capital lease obligations of $2,544 as of March 31, 2015 and $2,379 as of December 31, 2014 related to information technology hardware. The lease obligations will be paid through December 2018. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Short-term debt – In March 2015, we entered into a $75,000 short-term variable rate bank loan. The weighted-average interest rate on this loan during the first quarter of 2015 was 1.51%. Under the terms of the credit agreement, we must repay any principal amount outstanding greater than $50,000 on September 5, 2015, and any remaining principal amount must be repaid by March 3, 2016. We may prepay the loan in whole or in part at our discretion. Interest payments are due at the end of each quarter. Proceeds from this loan, net of offering costs were $74,903 and were used, along with a draw on our credit facility, to retire all $200,000 of our 7.0% senior notes which were scheduled to mature on March 15, 2019.

As of March 31, 2015, we had a $350,000 credit facility, which is scheduled to expire in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property.

The credit agreements governing our credit facility and our short-term bank loan contain customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreements also contain financial covenants regarding our leverage ratio and interest coverage, and our credit facility agreement also contains a financial covenant regarding liquidity.

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Daily average amount outstanding	$174,900	$43,675
Weighted-average interest rate	1.64%	1.63%

As of March 31, 2015, $243,000 was drawn on our credit facility at a weighted-average interest rate of 1.64%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.63%. As of March 31, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(243,000)
Outstanding letters of credit(1)	(12,953)
Net available for borrowing as of March 31, 2015	$94,047

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

Note 13:  Other commitments and contingencies

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

Accruals for environmental matters were $7,597 as of March 31, 2015 and $7,942 as of December 31, 2014, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $293 for the quarter ended March 31, 2015 and $269 for the quarter ended March 31, 2014.

As of March 31, 2015, $2,332 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $10,579 had been paid through March 31, 2015. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of March 31, 2015. We do not anticipate significant net cash outlays for environmental matters in 2015. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,046 as of March 31, 2015 and $4,040 as of December 31, 2014, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of March 31, 2015 or December 31, 2014. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $2,206 as of March 31, 2015 and $2,361 as of December 31, 2014. The difference between the discounted and undiscounted medical and dental liability was not significant as of March 31, 2015 or December 31, 2014.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 14: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 1,962 shares remained available for purchase under this authorization as of March 31, 2015. We did not repurchase any shares during the quarter ended March 31, 2015.

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

In January 2015, we decided that two company-owned small business distributors will no longer be managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we determined that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses are included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change. Restated amounts for revenue and operating income for each quarter of 2014 and full year 2013 were as follows:

(in thousands)	Revenue	Operating income
Small Business Services:
First quarter 2014	$266,510	$43,397
Second quarter 2014	267,695	48,788
Third quarter 2014	278,268	42,948
Fourth quarter 2014	294,032	52,093
Total 2014	$1,106,505	$187,226
Total 2013	$1,036,268	$175,420

Financial Services:
First quarter 2014	$92,446	$21,823
Second quarter 2014	94,565	22,277
Third quarter 2014	92,072	19,133
Fourth quarter 2014	112,046	24,675
Total 2014	$391,129	$87,908
Total 2013	$357,142	$82,811

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 40.7% of our Small Business Services segment's revenue in 2014.

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers various customer acquisition programs, marketing communications services, rewards and loyalty programs, fraud protection and security services, financial institution profitability and risk management services, supply chain management expertise, and a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2014 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment, internal-use software, inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2015 and 2014:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$276,966	$111,540	$45,111	$—	$433,617
customers:	2014	266,510	92,446	47,999	—	406,955
Operating income:	2015	49,448	20,410	15,433	—	85,291
	2014	43,397	21,823	15,576	—	80,796
Depreciation and amortization	2015	10,209	5,990	1,484	—	17,683
expense:	2014	11,346	3,202	1,717	—	16,265
Total assets:	2015	953,165	277,994	163,301	271,180	1,665,640
	2014	928,118	103,767	166,501	365,946	1,564,332
Capital asset purchases:	2015	—	—	—	9,512	9,512
	2014	—	—	—	10,950	10,950

Note 16: Supplemental guarantor financial information

Our long-term notes due in 2020 (Note 12), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$6,817	$2,009	$49,508	$(15)	$58,319
Trade accounts receivable, net	—	82,940	11,421	—	94,361
Inventories and supplies	—	33,346	4,754	—	38,100
Deferred income taxes	9,096	1,189	10	—	10,295
Funds held for customers	—	—	50,038	—	50,038
Other current assets	7,336	32,951	3,544	—	43,831
Total current assets	23,249	152,435	119,275	(15)	294,944
Deferred income taxes	2,067	—	1,291	(2,067)	1,291
Long-term investments	38,776	7,361	—	—	46,137
Property, plant and equipment, net	4,696	74,947	5,615	—	85,258
Assets held for sale	—	3,102	23,814	—	26,916
Intangibles, net	1,367	206,761	2,127	—	210,255
Goodwill	—	877,685	1,573	—	879,258
Investments in consolidated subsidiaries	1,319,928	88,254	—	(1,408,182)	—
Intercompany receivable	—	125,513	1,359	(126,872)	—
Other non-current assets	7,539	113,653	389	—	121,581
Total assets	$1,397,622	$1,649,711	$155,443	$(1,537,136)	$1,665,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,313	$58,951	$2,978	$(15)	$75,227
Accrued liabilities	41,875	123,683	55,331	—	220,889
Short-term borrowings	318,000	—	—	—	318,000
Long-term debt due within one year	1,009	—	4	—	1,013
Total current liabilities	374,197	182,634	58,313	(15)	615,129
Long-term debt	196,406	—	28	—	196,434
Deferred income taxes	—	96,903	—	(2,067)	94,836
Intercompany payable	126,872	—	—	(126,872)	—
Other non-current liabilities	20,401	50,246	8,848	—	79,495
Total shareholders' equity	679,746	1,319,928	88,254	(1,408,182)	679,746
Total liabilities and shareholders' equity	$1,397,622	$1,649,711	$155,443	$(1,537,136)	$1,665,640

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$332,738	$22,275	$—	$355,013
Service revenue	26,685	73,240	6,598	(27,919)	78,604
Total revenue	26,685	405,978	28,873	(27,919)	433,617
Cost of products	—	(112,252)	(11,487)	—	(123,739)
Cost of services	(30,283)	(28,580)	(2,090)	32,011	(28,942)
Total cost of revenue	(30,283)	(140,832)	(13,577)	32,011	(152,681)
Gross profit	(3,598)	265,146	15,296	4,092	280,936
Operating expenses	—	(180,758)	(10,795)	(4,092)	(195,645)
Operating (loss) income	(3,598)	84,388	4,501	—	85,291
Loss on early debt extinguishment	(8,917)	—	—	—	(8,917)
Interest expense	(6,497)	(1,370)	—	1,352	(6,515)
Other income	1,375	138	269	(1,352)	430
(Loss) income before income taxes	(17,637)	83,156	4,770	—	70,289
Income tax benefit (provision)	6,501	(29,441)	(1,409)	—	(24,349)
(Loss) income before equity in earnings of consolidated subsidiaries	(11,136)	53,715	3,361	—	45,940
Equity in earnings of consolidated subsidiaries	57,076	3,361	—	(60,437)	—
Net income	$45,940	$57,076	$3,361	$(60,437)	$45,940
Comprehensive income	$40,183	$51,277	$(2,707)	$(48,570)	$40,183

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$322,649	$23,015	$—	$345,664
Service revenue	21,570	55,532	8,061	(23,872)	61,291
Total revenue	21,570	378,181	31,076	(23,872)	406,955
Cost of products	—	(106,666)	(11,720)	—	(118,386)
Cost of services	(24,051)	(24,431)	(3,076)	25,016	(26,542)
Total cost of revenue	(24,051)	(131,097)	(14,796)	25,016	(144,928)
Gross profit	(2,481)	247,084	16,280	1,144	262,027
Operating expenses	—	(167,766)	(12,321)	(1,144)	(181,231)
Operating (loss) income	(2,481)	79,318	3,959	—	80,796
Interest expense	(9,466)	(3,422)	—	3,321	(9,567)
Other income	2,603	672	177	(3,321)	131
(Loss) income before income taxes	(9,344)	76,568	4,136	—	71,360
Income tax benefit (provision)	3,706	(26,554)	(1,188)	—	(24,036)
(Loss) income before equity in earnings of consolidated subsidiaries	(5,638)	50,014	2,948	—	47,324
Equity in earnings of consolidated subsidiaries	52,962	2,948	—	(55,910)	—
Net income	$47,324	$52,962	$2,948	$(55,910)	$47,324
Comprehensive income	$45,455	$50,795	$459	$(51,254)	$45,455

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$12,584	$57,848	$3,957	$3,314	$77,703

Cash flows from investing activities:
Purchases of capital assets	(417)	(8,266)	(829)	—	(9,512)
Payments for acquisitions, net of cash acquired	(26)	(7,558)	—	—	(7,584)
Other	(176)	636	3	—	463
Net cash used by investing activities	(619)	(15,188)	(826)	—	(16,633)
Cash flows from financing activities:
Net proceeds from short-term borrowings	158,000	—	—	—	158,000
Payments on long-term debt, including costs of debt reacquisition	(207,238)	—	(4)	—	(207,242)
Payments for debt issue costs	(97)	—	—	—	(97)
Proceeds from issuing shares under employee plans	3,389	—	—	—	3,389
Excess tax benefit from share-based employee awards	1,260	—	—	—	1,260
Cash dividends paid to shareholders	(15,011)	—	—	—	(15,011)
Advances from (to) consolidated subsidiaries	46,214	(44,993)	(1,221)	—	—
Other	—	—	(150)	—	(150)
Net cash used by financing activities	(13,483)	(44,993)	(1,375)	—	(59,851)
Effect of exchange rate change on cash	—	—	(4,441)	—	(4,441)
Net change in cash and cash equivalents	(1,518)	(2,333)	(2,685)	3,314	(3,222)
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$6,817	$2,009	$49,508	$(15)	$58,319

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$19,972	$50,290	$415	$2,662	$73,339

Cash flows from investing activities:
Purchases of capital assets	(92)	(10,058)	(800)	—	(10,950)
Payments for acquisitions, net of cash acquired	—	(2,866)	—	—	(2,866)
Other	226	577	3	—	806
Net cash provided (used) by investing activities	134	(12,347)	(797)	—	(13,010)
Cash flows from financing activities:
Net payments on short-term borrowings	—	(125)	—	—	(125)
Payments on long-term debt, including costs of debt reacquisition	(183)	(20)	—	—	(203)
Payments for debt issue costs	(939)	—	—	—	(939)
Proceeds from issuing shares under employee plans	5,376	—	—	—	5,376
Excess tax benefit from share-based employee awards	1,401	—	—	—	1,401
Payments for common shares repurchased	(31,930)	—	—	—	(31,930)
Cash dividends paid to shareholders	(12,644)	—	—	—	(12,644)
Advances from (to) consolidated subsidiaries	29,045	(30,950)	1,905	—	—
Net cash (used) provided by financing activities	(9,874)	(31,095)	1,905	—	(39,064)
Effect of exchange rate change on cash	—	—	(1,739)	—	(1,739)
Net change in cash and cash equivalents	10,232	6,848	(216)	2,662	19,526
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$82,204	$13,839	$45,013	$(441)	$140,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We employ a multi-channel strategy to provide a suite of life-cycle driven solutions to our customers. We use printed and electronic marketing, a direct sales force, financial institution and telecommunication client referrals, purchased search results from online search engines, and independent distributors and dealers to promote and sell a wide range of customized products and services. Our Small Business Services segment provides products and services to nearly 4.6 million small business customers and our Direct Checks segment provides products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,600 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States, both in terms of revenue and the number of checks produced. Checks account for the majority of the revenue in our Financial Services and Direct Checks segments and represented 40.7% of our Small Business Services segment's revenue in 2014.

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers various customer acquisition programs, marketing communications services, rewards and loyalty programs, fraud protection and security services, financial institution profitability and risk management services, supply chain management expertise, and a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Earnings for the first quarter of 2015, as compared to the first quarter of 2014, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for our personal check businesses due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). We made no significant changes to our strategies during the first quarter of 2015.

Consistent with our strategies, during the first quarter of 2015, we acquired selected assets of Range, Inc., a marketing services provider, and VerifyValid, LLC, a provider of electronic check payment services, as well as all of the outstanding capital stock of a small business distributor, in cash transactions for an aggregate amount of $7.6 million, net of cash acquired, plus non-cash consideration. The results of operations of Range, Inc. and VerifyValid, LLC are included in our Small Business Services segment from their acquisition dates. The results of operations of the acquired distributor are included in our Financial Services segment from its acquisition date, as its customers consist primarily of financial institutions. Further information regarding these acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2015, as compared to our 2014 results of operations. We are currently on track to realize these cost reductions, with approximately $11 million realized through March 31, 2015, primarily from our sales, marketing and fulfillment organizations. Approximately 60% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 40% affecting total cost of revenue.

Outlook for 2015

We anticipate that consolidated revenue will be between $1.75 billion and $1.78 billion for 2015, compared to $1.67 billion for 2014. In Small Business Services, we expect revenue to increase between 5% and 6% compared to 2014 revenue of $1.11 billion. Volume declines in core business products, lower search engine marketing/optimization revenue resulting from our decision in 2014 to reduce the revenue base of this business and unfavorable foreign currency exchange rates are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. In Financial Services, we expect revenue to increase between 11% and 14% compared to 2014 revenue of $391.1 million. We expect that year-over-year secular check order declines of approximately 6%, as well as expected contract renewal allowances, will be more than offset by continued growth in marketing solutions and other services, including incremental revenue from the Wausau Financial Systems, Inc. acquisition in October 2014 and growth in our Deluxe Rewards service offerings. Additionally, we expect Financial Services revenue to benefit from higher revenue per order and a full year of revenue from a new large financial institution client acquired in the fourth quarter of 2014. In Direct Checks, we expect revenue to decline approximately 8% compared to 2014 revenue of $176.4 million, driven primarily by secular check order volume declines resulting from reduced check usage, as well as the elimination of marketing expenditures that no longer meet our return criteria.

We expect that 2015 diluted earnings per share will be between $4.27 and $4.42, including $0.13 per share for the loss on early debt extinguishment in the first quarter of 2015 and restructuring costs, compared to $3.96 for 2014, which included total charges of $0.24 per share related to restructuring costs, asset impairment charges and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2015 will be approximately 34.0%, compared to 32.8% for 2014. A number of discrete credits to income tax expense in 2014 collectively reduced our 2014 tax rate by 0.9 points.

We anticipate that net cash provided by operating activities will be between $295 million and $305 million in 2015, compared to $280 million in 2014, driven by higher earnings and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate contract acquisition payments of approximately $15 million in 2015, and we estimate that capital spending will be approximately $40 million in 2015, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments and anticipated share repurchases in the last half of 2015 to offset the dilutive impact of shares issued under our employee stock incentive plan, as well as possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of March 31, 2015, $94.0 million was available for borrowing under our credit facility. On March 16, 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no significant changes in these items during the first quarter of 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2015	2014	Change
Total revenue	$433,617	$406,955	6.6%
Orders(1)	13,471	12,515	7.6%
Revenue per order	$32.19	$32.52	(1.0%)

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to growth in marketing solutions and other services revenue of $29 million, including incremental revenue of $21 million from businesses acquired during 2015 and 2014, as well as growth in our Small Business Services distributor channel of approximately $5 million. Revenue for the first quarter of 2015 also benefited from price increases in all three segments. These revenue increases were partially offset by lower order volume for our personal check businesses and contract renewal allowances within Financial Services.

Service revenue represented 18.1% of total revenue for the first quarter of 2015 and 15.1% for the first quarter of 2014. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the following categories:

	Quarter Ended March 31,
	2015	2014
Checks, including contract settlements	51.7%	54.7%
Marketing solutions and other services	27.8%	22.5%
Forms	12.3%	12.9%
Accessories and other products	8.2%	9.9%
Total revenue	100.0%	100.0%

The number of orders increased for the first quarter of 2015, as compared to the first quarter of 2014, due primarily to growth in marketing solutions and other services, including the impact of acquisitions in 2015 and 2014, and growth in the Small Business Services distributor channel, partially offset by the continuing decline in check and forms usage. Revenue per order decreased for the first quarter of 2015, as compared to the first quarter of 2014, primarily due to the product and service mix within Small Business Services and the impact of Financial Services contract renewal allowances, partially offset by the benefit of price increases in all three segments.

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Total cost of revenue	$152,681	$144,928	5.3%
Total cost of revenue as a percentage of total revenue	35.2%	35.6%	(0.4) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party production costs for outsourced products, payroll and related expenses for fulfillment personnel, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2015, as compared to the first quarter of 2014, was primarily attributable to the growth in volume. This included businesses we acquired in 2015 and 2014, which incurred incremental costs of approximately $7 million, and growth in our Small Business Services distributor channel, which generated an increase of approximately $2 million in outsourced product costs in 2015. Additionally, delivery rates and material costs increased in 2015. Partially offsetting these increases in total cost of revenue were manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4 million.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
SG&A expense	$195,378	$177,931	9.8%
SG&A expense as a percentage of total revenue	45.1%	43.7%	1.4 pts.

The increase in SG&A expense for the first quarter of 2015, as compared to the first quarter of 2014, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 and 2014 of approximately $16 million and investments in revenue growth opportunities, including efforts to grow our Small Business Services distributor channel. In addition, Small Business Services commission expense increased $2 million due primarily to increased financial institution commission rates. These increases were partially offset by various expense reduction initiatives of approximately $7 million within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Net restructuring charges	$267	$3,300	$(3,033)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. Restructuring charges and reversals relate to costs of our restructuring activities such as employee severance benefits and other direct costs of our initiatives, including information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, total cost of revenue in our consolidated statements of comprehensive income included net restructuring charges of $0.2 million for the first quarter of 2014. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Loss on early debt extinguishment	$8,917	$—	$8,917

During the first quarter of 2015, we retired all $200.0 million of our 7.0% senior notes due in March 2019, realizing a pre-tax loss of $8.9 million consisting of a contractual call premium and the write-off of related debt issuance costs. We funded the retirement utilizing our credit facility and a short-term bank loan. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Interest expense	$6,515	$9,567	(31.9%)
Weighted-average debt outstanding	557,637	655,737	(15.0%)
Weighted-average interest rate	4.4%	5.3%	(0.9) pts.

The decrease in interest expense for the first quarter of 2015, as compared to the first quarter of 2014, was driven by changes in our debt structure. In October 2014, long-term notes of $253.5 million matured. These notes had a weighted-average interest rate of 4.3% during the first quarter of 2014, including the impact of hedging activities. We utilized cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. In addition, on March 16, 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under our short-term borrowings carried a weighted-average interest rate of 1.6% during the first quarter of 2015.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Income tax provision	$24,349	$24,036	1.3%
Effective tax rate	34.6%	33.7%	0.9 pts.

The increase in our effective tax rate for the first quarter of 2015, as compared to the first quarter of 2014, was due to a number of minor discrete credits to income tax expense in the first quarter of 2014, which collectively reduced our 2014 effective tax rate by 0.4 points. In addition, our 2015 tax rate included a number of minor discrete charges to income tax expense which collectively increased our 2015 effective tax rate 0.4 points. We expect that our annual effective tax rate for 2015 will be approximately 34%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs which are expensed as incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities, including one printing facility in 2014. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014
Severance accruals	$743	$1,545
Severance reversals	(524)	(310)
Net restructuring accruals	219	1,235
Other costs	45	2,297
Net restructuring charges	$264	$3,532
Number of employees included in severance accruals	40	40

The employee reductions included in our restructuring accruals are expected to be completed by the third quarter of 2015, and we expect most of the related severance payments to be paid by the first quarter of 2016, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $2 million in total cost of revenue and $15 million in SG&A expense in 2015, in comparison to our 2014 results of operations. These savings represent a portion of the estimated $50 million of total net cost reductions we expect to realize in 2015. Expense reductions consist primarily of labor and facility costs.

Further information regarding our restructuring charges can be found under the caption “Note 9: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 15: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In January 2015, we decided that two company-owned small business distributors will no longer be managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we determined that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses are included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change.

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Total revenue	$276,966	$266,510	3.9%
Operating income	49,448	43,397	13.9%
Operating margin	17.9%	16.3%	1.6 pts.

The increase in total revenue for the first quarter of 2015, as compared to the first quarter of 2014, was due primarily to growth in marketing solutions and other services revenue of $7 million, including growth in our distributor channel of approximately $5 million and incremental revenue from the acquisitions of Range, Inc. in January 2015 and Gift Box Corporation of America in May 2014 of $4 million, partially offset by lower search engine marketing/optimization revenue resulting from our decision in 2014 to reduce the revenue base of this business. Revenue for the first quarter of 2015 also benefited from price increases. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including accessories and forms, as well as an unfavorable currency exchange rate impact of $2 million.

The increase in operating income and operating margin for the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to price increases and benefits of our cost reduction initiatives. Additionally, restructuring costs were approximately $3 million lower in 2015. Further information can be found under Restructuring Costs. Partially offsetting these increases in operating income and operating margin were increased investments in revenue growth opportunities, including those to grow our distributor channel. In addition, commission expense increased $2 million due primarily to increased financial institution commission rates, and delivery rates and material costs increased in 2015.

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

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Total revenue	$111,540	$92,446	20.7%
Operating income	20,410	21,823	(6.5%)
Operating margin	18.3%	23.6%	(5.3) pts.

The increase in revenue for the first quarter of 2015, as compared to the first quarter of 2014, was due to growth in marketing solutions and other services of $22 million, including incremental revenue of $17 million from the Wausau Financial Systems, Inc. (Wausau) acquisition in October 2014 and increased revenue for our Deluxe Rewards service offerings. Additionally, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The decrease in operating income and operating margin for the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to the impact of the Wausau acquisition, contract renewal allowances and increased delivery and material costs in 2015. The operating results of Wausau, including acquisition-related amortization, reduced Financial Services' operating margin for the first quarter of 2015 by 5.4 points. Partially offsetting these decreases in operating income and operating margin were price increases and the benefit of our continuing cost reduction initiatives.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Total revenue	$45,111	$47,999	(6.0%)
Operating income	15,433	15,576	(0.9%)
Operating margin	34.2%	32.5%	1.7 pts.

The decrease in revenue for the first quarter of 2015, as compared to the first quarter of 2014, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing expenditures that no longer meet our return criteria. Partially offsetting the volume decline was higher revenue per order, partly due to price increases.

The decrease in operating income for the first quarter of 2015, as compared to the first quarter of 2014, was due primarily to lower order volume and increased delivery rates and material costs in 2015. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and higher revenue per order.

Operating margin increased for the first quarter of 2015, as compared to the first quarter of 2014, as the benefits from our cost reduction initiatives and price increases exceeded the impact of increased delivery rates and material costs.

CASH FLOWS AND LIQUIDITY

As of March 31, 2015, we held cash and cash equivalents of $58.3 million. The following table shows our cash flow activity for the quarters ended March 31, 2015 and 2014, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$77,703	$73,339	$4,364
Net cash used by investing activities	(16,633)	(13,010)	(3,623)
Net cash used by financing activities	(59,851)	(39,064)	(20,787)
Effect of exchange rate change on cash	(4,441)	(1,739)	(2,702)
Net change in cash and cash equivalents	$(3,222)	$19,526	$(22,748)

The $4.4 million increase in net cash provided by operating activities for the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to higher cash provided by earnings and a $3.6 million decrease in the funding of medical benefits as we reduced pre-funding of the trust used to pay these benefits beginning in the second quarter of 2014. These increases in net cash provided by operating activities were partially offset by a $5.9 million increase in performance-based compensation payments related to our 2014 performance and a $1.6 million increase in contract acquisition payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Performance-based compensation payments	$30,983	$25,050	$5,933
Interest payments	7,792	7,128	664
Income tax payments	6,275	5,981	294
Funding of medical benefits	5,450	9,000	(3,550)
Contract acquisition payments	2,947	1,355	1,592
Severance payments	2,145	2,743	(598)

Net cash used by investing activities for the first quarter of 2015 was $3.6 million higher than the first quarter of 2014, driven primarily by an increase in payments for acquisitions of $4.7 million. In 2015, we acquired Range, Inc., as well as a small business distributor and VerifyValid, LLC, for an aggregate of $7.6 million, net of cash acquired. In 2014, we acquired NetClime, Inc. and small business distributors for an aggregate of $2.9 million, net of cash acquired. Partially offsetting this increase in cash used by investing activities was a decrease of $1.4 million in purchases of capital assets in 2015. For all of 2015, we estimate that capital spending will be approximately $40 million, comparable to the 2014 amount.

Net cash used by financing activities for the first quarter of 2015 was $20.8 million higher than the first quarter of 2014 due primarily to an increase of $207.0 million in payments on long-term debt due to the redemption of $200.0 million of our long-term notes due in 2019. In addition, dividend payments increased $2.4 million, as we increased our per share dividend amount in the second quarter of 2014, and proceeds from issuing shares under employee plans decreased $2.0 million, as fewer stock options were exercised in 2015. Partially offsetting these increases in cash used by financing activities were net proceeds from short-term borrowings of $158.0 million during 2015, which were used primarily for the redemption of a portion of our long-term debt, as well as a decrease of $31.9 million in payments to repurchase common shares, as we did not repurchase any shares during the first quarter of 2015.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Net proceeds from short-term borrowings	$158,000	$—	$158,000
Proceeds from issuing shares under employee plans	3,389	5,376	(1,987)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2015	2014	Change
Payments on long-term debt, including costs of debt reacquisition	$207,242	$203	$207,039
Payments for common shares repurchased	—	31,930	(31,930)
Cash dividends paid to shareholders	15,011	12,644	2,367
Purchases of capital assets	9,512	10,950	(1,438)
Payments for acquisitions, net of cash acquired	7,584	2,866	4,718

We anticipate that net cash provided by operating activities will be between $295 million and $305 million in 2015, compared to $280 million in 2014, driven by higher earnings and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate that net cash provided by operating activities in 2015 will be utilized for share repurchases, dividend payments, capital expenditures of approximately $40 million and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of March 31, 2015, $94.0 million was available for borrowing under our credit facility. On March 16, 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

As of March 31, 2015, our subsidiaries located in Canada held cash and marketable securities of $50.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest payments, as well as anticipated share repurchases in the last half of 2015 and small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $515.4 million as of March 31, 2015, a decrease of $38.9 million from December 31, 2014. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2015 included a $5.1 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2014, this fair value adjustment was a decrease of $8.1 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 12: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2014 Form 10-K.

Our capital structure for each period was as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$2,544	2.0%	$202,379	6.9%	$(199,835)
Floating interest rate	512,903	2.9%	351,933	3.5%	160,970
Total debt	515,447	2.9%	554,312	4.7%	(38,865)
Shareholders’ equity	679,746		647,497		32,249
Total capital	$1,195,193		$1,201,809		$(6,616)

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.0 million shares remained available for purchase under this authorization as of March 31, 2015. We did not repurchase any shares during the first quarter of 2015. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

On March 16, 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. The weighted average interest rate on the short-term bank loan was 1.51% during the first quarter of 2015. We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of March 31, 2015, we had a $350.0 million credit facility, which expires in February 2019. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreements governing the credit facility and our short-term bank loan contain customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreements also contain financial covenants regarding our leverage ratio and interest coverage, and our credit facility agreement also contains a financial covenant regarding liquidity. We were in compliance with all debt covenants as of March 31, 2015, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of March 31, 2015, $243,000 was drawn on our credit facility at a weighted-average interest rate of 1.64%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.63%. As of March 31, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(243,000)
Outstanding letters of credit(1)	(12,953)
Net available for borrowing as of March 31, 2015	$94,047

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the quarters ended March 31, 2015 and 2014 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $2.9 million for the first quarter of 2015 and $1.4 million for the first quarter of 2014. We anticipate cash payments of approximately $15 million for the year ending December 31, 2015.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $10.4 million as of March 31, 2015 and $9.8 million as of December 31, 2014. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $33.0 million as of March 31, 2015 and $36.8 million as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we have no reason to believe that any possible liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information can be found under the caption “Note 13: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. With the exception of the redemption in March 2015 of our $200.0 million notes due in 2019, as discussed in the 2014 Form 10-K, there were no significant changes in these obligations during the first quarter of 2015.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first quarter of 2015 or during 2014.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no changes in these policies during the first quarter of 2015.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding accounting pronouncements not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2014 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2015, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$243,000	$243,000	1.6%
Long-term notes maturing November 2020, including decrease of $5,097 related to cumulative change in fair value of hedged debt	194,903	217,540	4.9%
Short-term bank loan	75,000	75,000	1.5%
Capital lease obligations	2,544	2,544	2.0%
Total debt	$515,447	$538,084	2.9%

(1) For our long-term notes, fair value is based on observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount. For short-term borrowings, fair value equals carrying value due to their short-term duration.

On March 16, 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan. We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of March 31, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2015 included a $5.1 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of March 31, 2015 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $1.0 million change in interest expense for the first quarter of 2015.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2014 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.0 million shares remained available for purchase under this authorization as of March 31, 2015. We did not repurchase any shares during the quarter ended March 31, 2015.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2015, we withheld 17,054 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders' meeting on April 29, 2015.

43,739,554 shares were represented (87.6% of the 49,917,161 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2016 annual meeting of shareholders. The nominees for director were: Ronald C. Baldwin, Charles A. Haggerty, Cheryl E. Mayberry McKissack, Don J. McGrath, Neil J. Metviner, Stephen P. Nachtsheim, Mary Ann O'Dwyer, Thomas J. Reddin, Martyn R. Redgrave and Lee J. Schram. The results were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	39,243,822	360,499	4,135,233
Charles A. Haggerty	39,026,626	577,695	4,135,233
Cheryl E. Mayberry McKissack	39,098,974	505,347	4,135,233
Don J. McGrath	39,216,046	388,275	4,135,233
Neil J. Metviner	39,249,362	354,959	4,135,233
Stephen P. Nachtsheim	39,031,920	572,401	4,135,233
Mary Ann O'Dwyer	38,982,582	621,739	4,135,233
Thomas J. Reddin	39,130,296	474,025	4,135,233
Martyn R. Redgrave	39,111,623	492,698	4,135,233
Lee J. Schram	39,193,357	410,964	4,135,233

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or "say-on-pay" vote):

For:	37,479,442
Against:	1,817,259
Abstain:	307,620
Broker non-vote:	4,135,233

(3) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2015:

For:	43,191,778
Against:	229,178
Abstain:	318,598

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*

Exhibit Number	Description	Method of Filing
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.4
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.5
Second Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.6
Third Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.7
Fourth Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*
4.8
Fifth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
Filed herewith
4.9
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.10
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.11
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.12
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*

Exhibit Number	Description	Method of Filing
4.13
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 1, 2015	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2015	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 1, 2015	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.8
Fifth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

4.13
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee

12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2015, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements