Form 10-Q
period 2015-06-30
DELUXE CORP
filed 2015-07-27
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 20, 2015 was 49,960,160.

PART I − FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$64,926	$61,541
Trade accounts receivable (net of allowances for uncollectible accounts of $4,720 and $4,335, respectively)	95,116	113,656
Inventories and supplies	40,521	39,411
Deferred income taxes	10,518	10,159
Funds held for customers	54,687	43,604
Other current assets	46,511	50,519
Total current assets	312,279	318,890
Deferred income taxes	1,324	1,411
Long-term investments (including $2,142 and $2,384 of investments at fair value, respectively)	45,500	46,451
Property, plant and equipment (net of accumulated depreciation of $343,141 and $348,530, respectively)	84,092	87,623
Assets held for sale	13,971	26,819
Intangibles (net of accumulated amortization of $405,433 and $388,308, respectively)	218,552	207,180
Goodwill	882,788	868,376
Other non-current assets	130,279	131,641
Total assets	$1,688,785	$1,688,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,445	$87,216
Accrued liabilities	215,430	219,121
Short-term borrowings	308,000	160,000
Long-term debt due within one year	998	911
Total current liabilities	601,873	467,248
Long-term debt	194,771	393,401
Deferred income taxes	95,053	95,838
Other non-current liabilities	71,561	84,407
Commitments and contingencies (Notes 12 and 13)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2015 – 49,960; 2014 – 49,742)	49,960	49,742
Additional paid-in capital	15,103	4,758
Retained earnings	701,295	629,335
Accumulated other comprehensive loss	(40,831)	(36,338)
Total shareholders’ equity	725,527	647,497
Total liabilities and shareholders’ equity	$1,688,785	$1,688,391

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$358,897	$344,463	$713,911	$690,127
Service revenue	76,977	60,947	155,581	122,238
Total revenue	435,874	405,410	869,492	812,365
Cost of products	(128,256)	(119,550)	(251,996)	(237,936)
Cost of services	(27,682)	(26,341)	(56,624)	(52,884)
Total cost of revenue	(155,938)	(145,891)	(308,620)	(290,820)
Gross profit	279,936	259,519	560,872	521,545
Selling, general and administrative expense	(190,091)	(173,546)	(385,469)	(351,476)
Net restructuring charges	(966)	(1,014)	(1,233)	(4,314)
Operating income	88,879	84,959	174,170	165,755
Loss on early debt extinguishment	—	—	(8,917)	—
Interest expense	(4,420)	(9,530)	(10,935)	(19,097)
Other income	824	368	1,254	499
Income before income taxes	85,283	75,797	155,572	147,157
Income tax provision	(29,220)	(25,721)	(53,569)	(49,758)
Net income	$56,063	$50,076	$102,003	$97,399
Comprehensive income	$57,327	$53,125	$97,510	$98,579
Basic earnings per share	1.12	1.00	2.04	1.94
Diluted earnings per share	1.11	0.99	2.02	1.92
Cash dividends per share	0.30	0.30	0.60	0.55

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2014	49,742	$49,742	$4,758	$629,335	$(36,338)	$647,497
Net income	—	—	—	102,003	—	102,003
Cash dividends	—	—	—	(30,043)	—	(30,043)
Common shares issued	236	236	4,747	—	—	4,983
Tax impact of share-based awards	—	—	1,365	—	—	1,365
Common shares retired	(18)	(18)	(1,137)	—	—	(1,155)
Fair value of share-based compensation	—	—	5,370	—	—	5,370
Other comprehensive loss	—	—	—	—	(4,493)	(4,493)
Balance, June 30, 2015	49,960	$49,960	$15,103	$701,295	$(40,831)	$725,527

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$102,003	$97,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,939	8,503
Amortization of intangibles	27,739	24,115
Amortization of contract acquisition costs	9,697	8,533
Deferred income taxes	(1,368)	123
Employee share-based compensation expense	5,940	4,597
Loss on early debt extinguishment	8,917	—
Other non-cash items, net	139	4,617
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	19,434	1,646
Inventories and supplies	27	(1,434)
Other current assets	4,060	(2,073)
Non-current assets	608	(805)
Accounts payable	(11,576)	(860)
Contract acquisition payments	(5,848)	(4,326)
Other accrued and non-current liabilities	(21,675)	(14,186)
Net cash provided by operating activities	146,036	125,849
Cash flows from investing activities:
Purchases of capital assets	(19,307)	(19,851)
Payments for acquisitions, net of cash acquired	(35,800)	(8,886)
Other	339	986
Net cash used by investing activities	(54,768)	(27,751)
Cash flows from financing activities:
Net proceeds (payments) from short-term borrowings	148,000	(125)
Payments on long-term debt, including costs of debt reacquisition	(207,521)	(472)
Payments for debt issue costs	(136)	(1,029)
Proceeds from issuing shares under employee plans	4,135	7,133
Excess tax benefit from share-based employee awards	1,557	2,027
Payments for common shares repurchased	—	(51,940)
Cash dividends paid to shareholders	(30,043)	(27,677)
Other	(150)	—
Net cash used by financing activities	(84,158)	(72,083)
Effect of exchange rate change on cash	(3,725)	(162)
Net change in cash and cash equivalents	3,385	25,853
Cash and cash equivalents, beginning of year	61,541	121,089
Cash and cash equivalents, end of period	$64,926	$146,942

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2015, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2015 and 2014, the consolidated statement of shareholders’ equity for the six months ended June 30, 2015, and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The consolidated balance sheet as of December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Note 2: New accounting pronouncements

Recently adopted accounting pronouncement – In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. We adopted the new guidance on January 1, 2015, and it is applied prospectively. As such, we will apply this standard to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The new standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2018. We are currently assessing the impact of this new standard on our consolidated financial statements, as well as the method of transition that we will use in adopting the new standard.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The new guidance is effective for us on January 1, 2016. As of June 30, 2015, we had debt issuance costs of $2,478 related to long-term debt and $90 related to a short-term bank loan, which will be reclassified from other non-current assets and other current assets, respectively, upon adoption of this standard.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. The new guidance is effective for us on January 1, 2016, and we will apply the standard on a prospective basis to all arrangements entered into or materially modified on or after January 1, 2016. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$5,859	$5,899
Semi-finished goods	8,862	8,990
Finished goods	22,617	21,298
Supplies	3,183	3,224
Inventories and supplies	$40,521	$39,411

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	June 30, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$8,704	$—	$(97)	$8,607
Canadian guaranteed investment certificates	8,004	—	—	8,004
Available-for-sale securities (funds held for customers)(1)	16,708	—	(97)	16,611
Canadian money market fund (other current assets)	1,776	—	—	1,776
Total available-for-sale securities	$18,484	$—	$(97)	$18,387

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2015, also included cash of $38,076.

	December 31, 2014
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,245	$—	$(120)	$9,125
Canadian guaranteed investment certificates	8,605	—	—	8,605
Available-for-sale securities (funds held for customers)(1)	17,850	—	(120)	17,730
Canadian money market fund (other current assets)	1,895	—	—	1,895
Total available-for-sale securities	$19,745	$—	$(120)	$19,625

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2014, also included cash of $25,874.

Expected maturities of available-for-sale securities as of June 30, 2015 were as follows:

(in thousands)	Fair value
Due in one year or less	$10,546
Due in two to five years	4,854
Due in six to ten years	2,987
Total available-for-sale securities	$18,387

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale as of December 31, 2014 included the operations of five small business distributors which we previously acquired. The distributors were included in the Small Business Services segment and the assets acquired consisted primarily of customer list intangible assets. During the quarter ended June 30, 2015, we sold the operations of four of these distributors in exchange for notes receivable, realizing an immaterial net pre-tax gain. We are actively marketing the remaining distributor and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014	Balance sheet caption
Current assets	$91	$687	Other current assets
Intangibles	13,533	25,926	Assets held for sale
Other non-current assets	438	893	Assets held for sale
Accrued liabilities	(319)	(1,058)	Accrued liabilities
Non-current deferred income tax liabilities	(5,707)	(8,774)	Other non-current liabilities
Net assets held for sale	$8,036	$17,674

Intangibles – Intangibles were comprised of the following:

	June 30, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	381,566	(318,897)	62,669	364,229	(303,340)	60,889
Customer lists/relationships	123,680	(44,258)	79,422	106,218	(40,097)	66,121
Trade names	63,980	(34,066)	29,914	69,281	(37,623)	31,658
Software to be sold	28,500	(2,182)	26,318	28,500	(601)	27,899
Other	7,159	(6,030)	1,129	8,160	(6,647)	1,513
Amortizable intangibles	604,885	(405,433)	199,452	576,388	(388,308)	188,080
Intangibles	$623,985	$(405,433)	$218,552	$595,488	$(388,308)	$207,180

Amortization of intangibles was $13,989 for the quarter ended June 30, 2015 and $12,091 for the quarter ended June 30, 2014. Amortization of intangibles was $27,739 for the six months ended June 30, 2015 and $24,115 for the six months ended June 30, 2014. Based on the intangibles in service as of June 30, 2015, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2015	$27,850
2016	44,358
2017	30,619
2018	20,121
2019	16,351

During the six months ended June 30, 2015, we acquired internal-use software in the normal course of business. We also acquired internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the six months ended June 30, 2015:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$17,540	4
Customer lists/relationships	21,349	7
Trade name	400	2
Acquired intangibles	$39,289	6

Goodwill – Changes in goodwill during the six months ended June 30, 2015 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2014:
Goodwill, gross	$654,007	$85,863	$148,506	$888,376
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	634,007	85,863	148,506	868,376
Adjustment for acquisition of Wausau Financial Systems, Inc. (Note 6)	—	(164)	—	(164)
Acquisition of Verify Valid (Note 6)	5,650	—	—	5,650
Acquisition of small business distributor (Note 6)	9,046	—	—	9,046
Currency translation adjustment	(120)	—	—	(120)
Balance, June 30, 2015:
Goodwill, gross	668,583	85,699	148,506	902,788
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$648,583	$85,699	$148,506	$882,788

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
Contract acquisition costs	$64,210	$74,101
Postretirement benefit plan asset	26,109	24,243
Loans and notes receivable from distributors	25,294	14,583
Deferred advertising costs	7,194	8,922
Other	7,472	9,792
Other non-current assets	$130,279	$131,641

Changes in contract acquisition costs during the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014
Balance, beginning of year	$74,101	$35,421
Additions(1)	2,520	53,164
Amortization	(9,697)	(8,533)
Other	(2,714)	(220)
Balance, end of period	$64,210	$79,832

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $5,848 for the six months ended June 30, 2015 and $4,326 for the six months ended June 30, 2014.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
Funds held for customers	$54,593	$42,944
Deferred revenue	38,736	48,514
Performance-based compensation	23,135	38,259
Customer rebates	18,722	20,550
Contract acquisition costs due within one year	9,478	9,815
Restructuring due within one year (Note 9)	2,022	4,276
Other	68,744	54,763
Accrued liabilities	$215,430	$219,121

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic:
Net income	$56,063	$50,076	$102,003	$97,399
Income allocated to participating securities	(376)	(287)	(669)	(486)
Income available to common shareholders	$55,687	$49,789	$101,334	$96,913
Weighted-average shares outstanding	49,770	49,789	49,732	50,021
Earnings per share – basic	$1.12	$1.00	$2.04	$1.94

Earnings per share – diluted:
Net income	$56,063	$50,076	$102,003	$97,399
Income allocated to participating securities	(374)	(285)	(665)	(483)
Re-measurement of share-based awards classified as liabilities	(132)	117	47	109
Income available to common shareholders	$55,557	$49,908	$101,385	$97,025
Weighted-average shares outstanding	49,770	49,789	49,732	50,021
Dilutive impact of potential common shares	400	441	404	448
Weighted-average shares and potential common shares outstanding	50,170	50,230	50,136	50,469
Earnings per share – diluted	$1.11	$0.99	$2.02	$1.92
Antidilutive options excluded from calculation	260	279	260	279

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Amortization of loss on interest rate locks(1)	$—	$(427)	$—	$(855)	Interest expense
Tax benefit	—	167	—	334	Income tax provision
Amortization of loss on interest rate locks, net of tax	—	(260)	—	(521)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	711	711	(2)
Net actuarial loss	(780)	(854)	(1,560)	(1,709)	(2)
Total amortization	(425)	(499)	(849)	(998)	(2)
Tax benefit	113	139	226	279	(2)
Amortization of postretirement benefit plan items, net of tax	(312)	(360)	(623)	(719)	(2)
Total reclassifications, net of tax	$(312)	$(620)	$(623)	$(1,240)

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

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2014	$(32,405)	$(125)	$(3,808)	$(36,338)
Other comprehensive income (loss) before reclassifications	—	15	(5,131)	(5,116)
Amounts reclassified from accumulated other comprehensive loss	623	—	—	623
Net current-period other comprehensive income (loss)	623	15	(5,131)	(4,493)
Balance, June 30, 2015	$(31,782)	$(110)	$(8,939)	$(40,831)

(1) Other comprehensive income before reclassifications is net of income tax expense of $5.

Note 6: Acquisitions

During the six months ended June 30, 2015, we acquired the operations of two small business distributors for aggregate cash payments of $25,872, net of cash acquired, plus non-cash consideration of $3,564 related to receivables from a distributor prior to its acquisition. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $9,046 related to one of the distributors. The acquisition resulted in goodwill as we expect to accelerate revenue growth in business and marketing communications solutions by adding an established customer base which gives us a larger presence in the western United States. Transaction costs related to the acquisitions were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the six months ended June 30, 2015. The results of operations of one of the distributors are included in our Financial Services segment from its acquisition date, as its customers consist primarily of financial institutions. The other distributor is included within our Small Business Services segment from its acquisition date. We expect to finalize the allocation of the purchase price for both distributors by the end of 2015 when our valuations of certain assets and liabilities are finalized, including, but not limited to, intangibles and deferred income taxes. We also plan to finalize the estimated useful life of intangibles by the end of 2015. The net assets acquired consisted primarily of customer lists with an aggregate preliminary fair value of $17,443 and a weighted-average preliminary useful life of seven years, as well as internal-use software with a preliminary fair value of $1,000 and a preliminary useful life of three years. One of the customer lists is being amortized in proportion to the expected future cash flows, while the other intangibles are being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer lists and internal-use software can be found in Note 8.

In February 2015, we acquired selected assets of Verify Valid, LLC, a provider of electronic check payment services, in a cash transaction for $3,447. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $5,650. During the second quarter of 2015, we adjusted the valuation of the liability for contingent consideration and decreased goodwill $5,540 from the preliminary amount recorded as of March 31, 2015. The acquisition resulted in goodwill as the acquired technology enables us to diversify our payment product and service offerings and bring these offerings to our customer base. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the six months ended June 30, 2015. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Net assets acquired consisted primarily of internal-use software with a value of $1,900 and a useful life of 5 years, which is being amortized using the straight-line method. In connection with this acquisition, we are required to make annual contingent payments over a period of up to eight years, based on the revenue generated by the business. There is no maximum amount of contingent payments specified in the agreement. The fair value of the liability for contingent payments recognized upon acquisition was $2,800. During the second quarter of 2015, we decreased this liability $5,540 from the preliminary amount recorded as of March 31, 2015. This liability is included in accrued liabilities and other non-current liabilities in the consolidated balance sheet. Further information regarding the calculation of the estimated fair value of the internal-use software and the contingent payments can be found in Note 8.

In January 2015, we acquired selected assets of Range, Inc., a marketing services provider, in a cash transaction for $3,600. Transaction costs related to the acquisition were expensed as incurred and were not significant to the consolidated statement of comprehensive income for the six months ended June 30, 2015. The results of operations of this business from its acquisition date are included in our Small Business Services segment. Net assets acquired consisted primarily of a customer list with a value of $3,906 and a useful life of eight years, which is being amortized using the straight-line method. Further information regarding the calculation of the estimated fair value of the customer list can be found in Note 8.

In October 2014, we acquired all of the outstanding capital stock of Wausau Financial Systems, Inc. (Wausau), a provider of software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The results of operations of this business from its acquisition date are included in our Financial Services segment. During the first quarter of 2015, we adjusted the valuation of certain income tax accounts and decreased goodwill $164 from the preliminary amount recorded as of December 31, 2014. The acquisition resulted in goodwill as Wausau provides new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering. We expect to finalize the allocation of the purchase price during the third quarter of 2015, when our valuation of deferred income taxes is finalized.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided.

Note 7: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-current liabilities in the consolidated balance sheets and was $6,577 as of June 30, 2015 and $8,067 as of December 31, 2014. As the short-cut method is being used to account for these hedges, the decrease in long-term debt due to fair value adjustments was also $6,577 as of June 30, 2015 and $8,067 as of December 31, 2014.

During the six months ended June 30, 2014, we also held interest rate swaps related to our long-term debt which matured in October 2014. The short-cut method was not used for these interest rate swaps. As such, changes in the fair value of the interest rate swaps and the related long-term debt were not equal (i.e., hedge ineffectiveness) and were included in interest expense in the consolidated statement of comprehensive income. Information regarding hedge ineffectiveness during the quarter and six months ended June 30, 2014 is presented in Note 8.

Note 8: Fair value measurements

2015 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. The identifiable net assets acquired during the six months ended June 30, 2015 were comprised primarily of customer lists associated with the acquisitions of small business distributors and Range, as well as internal-use software associated with the acquisitions of Verify Valid and a small business distributor (Note 6). The aggregate fair value of the acquired customer lists was $21,349 and was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired internal-use software was $2,900 and was estimated using the cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by acquirees.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GIC's) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC's approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2015 and 2014.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or six months ended June 30, 2015 and 2014.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the six months ended June 30, 2015 and 2014, net realized gains were not significant. We recognized net unrealized losses of $191 during the six months ended June 30, 2015 and $103 during the six months ended June 30, 2014.

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
(Loss) gain from derivatives	$(1,480)	$2,897	$1,490	$4,938
Gain (loss) from change in fair value of hedged debt	1,480	(2,840)	(1,490)	(4,831)
Net decrease in interest expense	$—	$57	$—	$107

In connection with the Verify Valid acquisition in February 2015 (Note 6), we are required to make annual contingent payments over a period of up to eight years, based on the revenue generated by the business. A specified payment percentage for each year is applied to the revenue generated by the business in that year to determine the amount of the payment. There is no maximum amount of contingent payments specified in the agreement. The fair value of the liability for contingent payments recognized upon acquisition was $2,800, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation included the discount rate, projected revenue for 2015 through 2023 based on our most recent internal forecast, and factors indicating the probability of generating the forecasted revenue. This liability is re-measured each reporting period. Increases or decreases in projected revenue and the related probabilities may result in a higher or lower fair value measurement. Changes in the fair value resulting from changes in the timing, amount of, or likelihood of the applicable contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in the fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$16,611	$—	$16,611	$—
Available-for-sale marketable securities (other current assets)	1,776	—	1,776	—
Long-term investment in mutual funds	2,142	2,142	—	—
Derivative liabilities	(6,577)	—	(6,577)	—
Accrued contingent consideration	(3,098)	—	—	(3,098)

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$17,730	$—	$17,730	$—
Available-for-sale marketable securities (other current assets)	1,895	—	1,895	—
Long-term investment in mutual funds	2,384	2,384	—	—
Derivative liabilities	(8,067)	—	(8,067)	—

Changes in accrued contingent consideration during the six months ended June 30, 2015 were as follows:

(in thousands)	Six Months Ended June 30, 2015
Balance, December 31, 2014	$—
Acquisition date fair value (Note 6)	2,800
Accretion	298
Balance, June 30, 2015	$3,098

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the six months ended June 30, 2015.

Fair value measurements of other financial instruments – The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate fair value.

Cash, short-term borrowings, and cash included within funds held for customers – The carrying amounts reported in the consolidated balance sheets approximate fair value because of the short-term nature of these items.

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$64,926	$64,926	$64,926	$—	$—
Cash (funds held for customers)	38,076	38,076	38,076	—	—
Loans and notes receivable from distributors	27,659	25,530	—	—	25,530
Short-term borrowings	308,000	308,000	308,000	—	—
Long-term debt(1)	193,423	217,160	—	217,160	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$61,541	$61,541	$61,541	$—	$—
Cash (funds held for customers)	25,874	25,874	25,874	—	—
Loans and notes receivable from distributors	16,915	15,765	—	—	15,765
Short-term borrowings	160,000	160,000	160,000	—	—
Long-term debt(1)	391,933	419,000	—	419,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Severance accruals	$1,307	$1,122	$2,050	$2,667
Severance reversals	(170)	(285)	(694)	(595)
Net restructuring accruals	1,137	837	1,356	2,072
Other costs	17	87	62	2,384
Net restructuring charges	$1,154	$924	$1,418	$4,456

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Total cost of revenue	$188	$(90)	$185	$142
Operating expenses	966	1,014	1,233	4,314
Net restructuring charges	$1,154	$924	$1,418	$4,456

During the quarters and six months ended June 30, 2015 and June 30, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. The restructuring accruals included severance benefits for approximately 110 employees during the quarter ended June 30, 2015, 25 employees during the quarter ended June 30, 2014, 150 employees during the six months ended June 30, 2015 and 65 employees during the six months ended June 30, 2014. These charges were reduced by the reversal of restructuring accruals recorded primarily in previous years, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,022 as of June 30, 2015 and $4,276 as of December 31, 2014 are reflected in the consolidated balance sheet in accrued liabilities. The majority of the employee reductions are expected to be completed in the third quarter of 2015, and we expect most of the related severance payments to be paid by the first quarter of 2016, utilizing cash from operations. As of June 30, 2015, approximately 105 employees had not yet started to receive severance benefits. Further information regarding our restructuring accruals can be found under the caption “Note 8: Restructuring charges” in the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2012 initiatives	2013 initiatives	2014 initiatives	2015 initiatives	Total
Balance, December 31, 2014	$32	$128	$4,116	$—	$4,276
Restructuring charges	—	—	85	1,965	2,050
Restructuring reversals	—	(9)	(659)	(26)	(694)
Payments	(32)	(78)	(3,012)	(488)	(3,610)
Balance, June 30, 2015	$—	$41	$530	$1,451	$2,022
Cumulative amounts:
Restructuring charges	$8,012	$7,629	$8,225	$1,965	$25,831
Restructuring reversals	(1,363)	(1,005)	(1,301)	(26)	(3,695)
Payments	(6,649)	(6,583)	(6,394)	(488)	(20,114)
Balance, June 30, 2015	$—	$41	$530	$1,451	$2,022

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2014	$1,412	$1,848	$—	$984	$32	$—	$4,276
Restructuring charges	1,004	572	—	474	—	—	2,050
Restructuring reversals	(378)	(113)	—	(203)	—	—	(694)
Inter-segment transfer	28	(28)	—	—	—	—	—
Payments	(1,260)	(1,713)	—	(605)	(32)	—	(3,610)
Balance, June 30, 2015	$806	$566	$—	$650	$—	$—	$2,022
Cumulative amounts(1):
Restructuring charges	$9,447	$7,357	$585	$7,830	$442	$170	$25,831
Restructuring reversals	(1,677)	(688)	(59)	(1,114)	(157)	—	(3,695)
Inter-segment transfer	28	(28)	(25)	25	—	—	—
Payments	(6,992)	(6,075)	(501)	(6,091)	(285)	(170)	(20,114)
Balance, June 30, 2015	$806	$566	$—	$650	$—	$—	$2,022

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest cost	$859	$1,138	$1,719	$2,277
Expected return on plan assets	(1,958)	(2,183)	(3,917)	(4,367)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	780	854	1,560	1,709
Net periodic benefit income	$(674)	$(546)	$(1,349)	$(1,092)

Note 11: Income tax provision

Our effective tax rate for the six months ended June 30, 2015 was 34.4%, compared to our 2014 annual effective tax rate of 32.8%. Our 2014 tax rate included a number of discrete credits to income tax expense which collectively reduced our effective tax rate 0.9 points and which related primarily to state income tax credits. Our 2015 tax rate included a number of minor discrete charges to income tax expense which collectively increased our effective tax rate 0.3 points. Also contributing to the increase in our effective tax rate in 2015 was the expiration of the federal research and development credit on December 31, 2014. Accordingly, our 2015 effective tax rate does not include the impact of this tax credit.

Note 12: Debt

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2015	December 31, 2014
7.0% senior notes due March 15, 2019	$—	$200,000
6.0% senior notes due November 15, 2020(1)	193,423	191,933
Long-term portion of capital lease obligations	1,348	1,468
Long-term portion of debt	194,771	393,401
Amount drawn on credit facility	233,000	160,000
Short-term bank loan	75,000	—
Capital lease obligations due within one year	998	911
Total debt	$503,769	$554,312

(1) Includes decrease due to cumulative change in fair value of hedged debt of $6,577 as of June 30, 2015 and $8,067 as of December 31, 2014.

Our senior notes due in 2020 include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one, there would be additional limitations on our ability to issue additional debt. The notes due in 2020 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit facility agreement or our short-term bank loan. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of these agreements.

Long-term debt – In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 16. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $217,160 as of June 30, 2015, based on quoted prices that are directly observable. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the six months ended June 30, 2015. This retirement was funded utilizing our credit facility and a short-term bank loan.

We had capital lease obligations of $2,346 as of June 30, 2015 and $2,379 as of December 31, 2014 related to information technology hardware. The lease obligations will be paid through February 2019. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Short-term borrowings – In March 2015, we entered into a $75,000 short-term variable rate bank loan. Under the terms of the credit agreement, we must repay any principal amount outstanding greater than $50,000 on September 5, 2015, and any remaining principal amount must be repaid by March 3, 2016. We may prepay the loan in whole or in part at our discretion. Interest payments are due at the end of each quarter. Proceeds from this loan, net of offering costs, were $74,880 and were used, along with a draw on our credit facility, to retire all $200,000 of our 7.0% senior notes which were scheduled to mature on March 15, 2019. As of June 30, 2015, $75,000 was outstanding under this bank loan at an interest rate of 1.52%.

As of June 30, 2015, we had a $350,000 credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. As of June 30, 2015, $233,000 was drawn on our credit facility at a weighted-average interest rate of 1.65%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.63%.

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

Daily average amounts outstanding under our short-term borrowing arrangements were as follows:

(in thousands)	Six Months Ended June 30,	Year Ended December 31, 2014
Short-term bank loan:
Daily average amount outstanding	$45,580	$—
Weighted-average interest rate	1.52%	—
Credit facility:
Daily average amount outstanding	$250,967	$43,675
Weighted-average interest rate	1.64%	1.63%

As of June 30, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(233,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of June 30, 2015	$104,274

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

Accruals for environmental matters were $7,697 as of June 30, 2015 and $7,942 as of December 31, 2014, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $725 for the six months ended June 30, 2015 and $469 for the six months ended June 30, 2014.

As of June 30, 2015, $2,051 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $10,860 had been paid through June 30, 2015. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of June 30, 2015. We do not anticipate significant net cash outlays for environmental matters in 2015. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The liability for workers' compensation, which totaled $4,048 as of June 30, 2015 and $4,040 as of December 31, 2014, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of June 30, 2015 or December 31, 2014. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $2,128 as of June 30, 2015 and $2,361 as of December 31, 2014. The difference between the discounted and undiscounted medical and dental liability was not significant as of June 30, 2015 or December 31, 2014.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 14: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 1,962 shares remained available for purchase under this authorization as of June 30, 2015. We did not repurchase any shares during the six months ended June 30, 2015.

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

In January 2015, we decided that two company-owned small business distributors would no longer be managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we determined that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses were included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change.

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

The following is our segment information as of and for the quarters ended June 30, 2015 and 2014:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$282,285	$112,699	$40,890	$—	$435,874
customers:	2014	267,695	94,565	43,150	—	405,410
Operating income:	2015	48,225	25,506	15,148	—	88,879
	2014	48,788	22,277	13,894	—	84,959
Depreciation and amortization	2015	11,231	5,791	973	—	17,995
expense:	2014	11,453	3,190	1,710	—	16,353
Total assets:	2015	980,405	272,495	162,058	273,827	1,688,785
	2014	941,862	156,860	164,932	372,746	1,636,400
Capital asset purchases:	2015	—	—	—	9,795	9,795
	2014	—	—	—	8,901	8,901

The following is our segment information as of and for the six months ended June 30, 2015 and 2014:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$559,251	$224,240	$86,001	$—	$869,492
customers:	2014	534,206	187,011	91,148	—	812,365
Operating income:	2015	97,672	45,916	30,582	—	174,170
	2014	92,185	44,100	29,470	—	165,755
Depreciation and amortization	2015	21,440	11,781	2,457	—	35,678
expense:	2014	22,799	6,392	3,427	—	32,618
Total assets:	2015	980,405	272,495	162,058	273,827	1,688,785
	2014	941,862	156,860	164,932	372,746	1,636,400
Capital asset purchases:	2015	—	—	—	19,307	19,307
	2014	—	—	—	19,851	19,851

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,196	$3,562	$54,288	$(120)	$64,926
Trade accounts receivable, net	—	85,543	9,573	—	95,116
Inventories and supplies	—	37,746	2,775	—	40,521
Deferred income taxes	9,296	1,133	89	—	10,518
Funds held for customers	—	—	54,687	—	54,687
Other current assets	8,658	34,891	2,962	—	46,511
Total current assets	25,150	162,875	124,374	(120)	312,279
Deferred income taxes	2,662	—	1,324	(2,662)	1,324
Long-term investments	38,138	7,362	—	—	45,500
Property, plant and equipment, net	4,532	73,913	5,647	—	84,092
Assets held for sale	—	—	13,971	—	13,971
Intangibles, net	1,729	214,547	2,276	—	218,552
Goodwill	—	881,191	1,597	—	882,788
Investments in consolidated subsidiaries	1,377,112	82,867	—	(1,459,979)	—
Intercompany receivable	—	167,095	225	(167,320)	—
Other non-current assets	7,724	122,371	184	—	130,279
Total assets	$1,457,047	$1,712,221	$149,598	$(1,630,081)	$1,688,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,087	$62,228	$2,250	$(120)	$77,445
Accrued liabilities	25,893	130,822	58,715	—	215,430
Short-term borrowings	308,000	—	—	—	308,000
Long-term debt due within one year	987	—	11	—	998
Total current liabilities	347,967	193,050	60,976	(120)	601,873
Long-term debt	194,723	—	48	—	194,771
Deferred income taxes	—	97,715	—	(2,662)	95,053
Intercompany payable	167,320	—	—	(167,320)	—
Other non-current liabilities	21,510	44,344	5,707	—	71,561
Total shareholders' equity	725,527	1,377,112	82,867	(1,459,979)	725,527
Total liabilities and shareholders' equity	$1,457,047	$1,712,221	$149,598	$(1,630,081)	$1,688,785

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$339,959	$18,938	$—	$358,897
Service revenue	28,426	71,753	6,331	(29,533)	76,977
Total revenue	28,426	411,712	25,269	(29,533)	435,874
Cost of products	—	(118,527)	(9,729)	—	(128,256)
Cost of services	(29,847)	(26,174)	(1,830)	30,169	(27,682)
Total cost of revenue	(29,847)	(144,701)	(11,559)	30,169	(155,938)
Gross profit	(1,421)	267,011	13,710	636	279,936
Operating expenses	—	(180,869)	(9,552)	(636)	(191,057)
Operating (loss) income	(1,421)	86,142	4,158	—	88,879
Interest expense	(4,104)	(4,625)	(1)	4,310	(4,420)
Other income	4,568	470	96	(4,310)	824
(Loss) income before income taxes	(957)	81,987	4,253	—	85,283
Income tax benefit (provision)	788	(28,960)	(1,048)	—	(29,220)
(Loss) income before equity in earnings of consolidated subsidiaries	(169)	53,027	3,205	—	56,063
Equity in earnings of consolidated subsidiaries	56,232	3,205	—	(59,437)	—
Net income	$56,063	$56,232	$3,205	$(59,437)	$56,063
Comprehensive income	$57,327	$57,453	$4,157	$(61,610)	$57,327

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$672,698	$41,213	$—	$713,911
Service revenue	55,111	144,993	12,929	(57,452)	155,581
Total revenue	55,111	817,691	54,142	(57,452)	869,492
Cost of products	—	(230,780)	(21,216)	—	(251,996)
Cost of services	(60,130)	(54,754)	(3,920)	62,180	(56,624)
Total cost of revenue	(60,130)	(285,534)	(25,136)	62,180	(308,620)
Gross profit	(5,019)	532,157	29,006	4,728	560,872
Operating expenses	—	(361,627)	(20,347)	(4,728)	(386,702)
Operating (loss) income	(5,019)	170,530	8,659	—	174,170
Loss on early debt extinguishment	(8,917)	—	—	—	(8,917)
Interest expense	(10,601)	(5,995)	(1)	5,662	(10,935)
Other income	5,943	608	365	(5,662)	1,254
(Loss) income before income taxes	(18,594)	165,143	9,023	—	155,572
Income tax benefit (provision)	7,289	(58,401)	(2,457)	—	(53,569)
(Loss) income before equity in earnings of consolidated subsidiaries	(11,305)	106,742	6,566	—	102,003
Equity in earnings of consolidated subsidiaries	113,308	6,566	—	(119,874)	—
Net income	$102,003	$113,308	$6,566	$(119,874)	$102,003
Comprehensive income	$97,510	$108,730	$1,450	$(110,180)	$97,510

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

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(4,570)	$139,604	$7,793	$3,209	$146,036

Cash flows from investing activities:
Purchases of capital assets	(905)	(16,997)	(1,405)	—	(19,307)
Payments for acquisitions, net of cash acquired	(26)	(35,774)	—	—	(35,800)
Other	(286)	619	6	—	339
Net cash used by investing activities	(1,217)	(52,152)	(1,399)	—	(54,768)
Cash flows from financing activities:
Net proceeds from short-term borrowings	148,000	—	—	—	148,000
Payments on long-term debt, including costs of debt reacquisition	(207,515)	—	(6)	—	(207,521)
Payments for debt issue costs	(136)	—	—	—	(136)
Proceeds from issuing shares under employee plans	4,135	—	—	—	4,135
Excess tax benefit from share-based employee awards	1,557	—	—	—	1,557
Cash dividends paid to shareholders	(30,043)	—	—	—	(30,043)
Advances from (to) consolidated subsidiaries	88,650	(88,232)	(418)	—	—
Other	—	—	(150)	—	(150)
Net cash provided (used) by financing activities	4,648	(88,232)	(574)	—	(84,158)
Effect of exchange rate change on cash	—	—	(3,725)	—	(3,725)
Net change in cash and cash equivalents	(1,139)	(780)	2,095	3,209	3,385
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$7,196	$3,562	$54,288	$(120)	$64,926

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(1,237)	$120,051	$4,995	$2,040	$125,849

Cash flows from investing activities:
Purchases of capital assets	(334)	(18,400)	(1,117)	—	(19,851)
Payments for acquisitions, net of cash acquired	—	(8,886)	—	—	(8,886)
Other	558	421	7	—	986
Net cash provided (used) by investing activities	224	(26,865)	(1,110)	—	(27,751)
Cash flows from financing activities:
Net payments on short-term borrowings	—	(125)	—	—	(125)
Payments on long-term debt, including costs of debt reacquisition	(449)	(20)	(3)	—	(472)
Payments for debt issue costs	(1,029)	—	—	—	(1,029)
Proceeds from issuing shares under employee plans	7,133	—	—	—	7,133
Excess tax benefit from share-based employee awards	2,027	—	—	—	2,027
Payments for common shares repurchased	(51,940)	—	—	—	(51,940)
Cash dividends paid to shareholders	(27,677)	—	—	—	(27,677)
Advances from (to) consolidated subsidiaries	93,117	(93,381)	264	—	—
Net cash provided (used) by financing activities	21,182	(93,526)	261	—	(72,083)
Effect of exchange rate change on cash	—	—	(162)	—	(162)
Net change in cash and cash equivalents	20,169	(340)	3,984	2,040	25,853
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$92,141	$6,651	$49,213	$(1,063)	$146,942

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, including marketing solutions and other services offerings. During the remainder of 2015, we will continue our focus in these areas, with an emphasis on profitable revenue growth, increasing revenue from our marketing solutions and other services offerings for small businesses and financial institutions, and assessing small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first half of 2015, as compared to the first half of 2014, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). We made no significant changes to our strategies during the first half of 2015.

Consistent with our strategies, during the first half of 2015, we acquired the operations of two small business distributors, as well as selected assets of Range, Inc., a marketing services provider, and of Verify Valid, LLC, a provider of electronic check payment services, in cash transactions for an aggregate amount of $32.9 million, net of cash acquired, plus non-cash consideration. The results of operations of the Range and Verify Valid acquisitions, as well as one of the small business distributors, are included in our Small Business Services segment from their acquisition dates. The results of operations of the other acquired distributor are included in our Financial Services segment from its acquisition date, as its customers consist primarily of financial institutions. Further information regarding these acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2015, as compared to our 2014 results of operations. We are currently on track to realize these cost reductions, with approximately $25 million realized through June 30, 2015, primarily from our sales, marketing and fulfillment organizations. Approximately 65% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 35% affecting total cost of revenue.

Outlook for 2015

We anticipate that consolidated revenue will be between $1.76 billion and $1.78 billion for 2015, compared to $1.67 billion for 2014. In Small Business Services, we expect revenue to increase between 5% and 6% compared to 2014 revenue of $1.11 billion. Volume declines in core business products, lower search engine marketing/optimization revenue resulting from our decision in 2014 to reduce the revenue base of this business and unfavorable foreign currency exchange rates are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. In Financial Services, we expect revenue to increase between 12% and 14% compared to 2014 revenue of $391.1 million. We expect that year-over-year secular check order declines of approximately 6%, as well as expected contract renewal allowances, will be more than offset by continued growth in marketing solutions and other services, including incremental revenue from the Wausau Financial Systems, Inc. acquisition in October 2014 and growth in our Deluxe Rewards service offerings. Additionally, we expect Financial Services revenue to benefit from higher revenue per order and a full year of revenue from a new large financial institution client acquired in the fourth quarter of 2014. In Direct Checks, we expect revenue to decline between 6% and 7% compared to 2014 revenue of $176.4 million, driven primarily by secular check order volume declines resulting from reduced check usage, as well as the elimination of marketing expenditures that no longer meet our return criteria.

We expect that 2015 diluted earnings per share will be between $4.35 and $4.45, including $0.15 per share for the loss on early debt extinguishment in the first quarter of 2015, restructuring costs and transaction costs related to acquisitions, compared to $3.96 for 2014, which included total charges of $0.24 per share related to restructuring costs, asset impairment charges and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2015 will be approximately 34.0%, compared to 32.8% for 2014. A number of discrete credits to income tax expense in 2014 collectively reduced our 2014 tax rate by 0.9 points.

We anticipate that net cash provided by operating activities will be between $300 million and $310 million in 2015, compared to $280 million in 2014, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate contract acquisition payments of approximately $15 million in 2015, and we estimate that capital spending will be approximately $40 million in 2015, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest and debt principal payments, and anticipated share repurchases in the last half of 2015 to offset the dilutive impact of shares issued under our employee stock incentive plan, as well as possible small-to-medium-sized acquisitions. We are focused on a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of June 30, 2015, $104.3 million was available for borrowing under our credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no significant changes in these items during the first half of 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2015	2014	Change	2015	2014	Change
Total revenue	$435,874	$405,410	7.5%	$869,492	$812,365	7.0%
Orders(1)	13,441	13,062	2.9%	26,912	25,577	5.2%
Revenue per order	$32.43	$31.04	4.5%	$32.31	$31.76	1.7%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter and first half of 2015, as compared to the same periods in 2014, was primarily due to growth in marketing solutions and other services revenue of $30 million for the second quarter of 2015 and $59 million for the first six months of 2015. These amounts include incremental revenue from businesses acquired during 2015 and 2014 of $23 million for the second quarter of 2015 and $44 million for the first half of 2015, as well as growth in our distributor channel. In addition, revenue for both periods benefited from price increases in all three segments, and our Small Business Services distributor channel contributed revenue growth in other product categories of approximately $4 million for the second quarter of 2015 and $5 million for the first half of 2015. These revenue increases were partially offset by lower order volume for both personal and business checks, as well as contract renewal allowances within Financial Services.

Service revenue represented 17.9% of total revenue for the first half of 2015 and 15.0% for the first half of 2014. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Checks, including contract settlements	50.4%	53.7%	51.1%	54.2%
Marketing solutions and other services	29.0%	23.8%	28.4%	23.1%
Forms	12.1%	12.8%	12.2%	12.9%
Accessories and other products	8.5%	9.7%	8.3%	9.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders increased for the second quarter and first half of 2015, as compared to the same periods in 2014, due primarily to growth in marketing solutions and other services, including the impact of acquisitions in 2015 and 2014, and growth in the Small Business Services distributor channel, partially offset by the continuing decline in check and forms usage. Revenue per order increased for the second quarter and first half of 2015, as compared to the same periods in 2014, primarily due to the the benefit of price increases in all three segments and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total cost of revenue	$155,938	$145,891	6.9%	$308,620	$290,820	6.1%
Total cost of revenue as a percentage of total revenue	35.8%	36.0%	(0.2) pts.	35.5%	35.8%	(0.3) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party production costs for outsourced products, payroll and related expenses for fulfillment personnel, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the second quarter and first half of 2015, as compared to the same periods in 2014, was primarily attributable to the growth in volume. This included businesses we acquired in 2015 and 2014, which incurred incremental costs of approximately $8 million for the second quarter of 2015 and $16 million for the first half of 2015, as well as growth in our Small Business Services distributor channel, which generated an increase in outsourced product costs of approximately $5 million for the second quarter of 2015 and $7 million for the first half of 2015. Additionally, delivery rates and material costs increased in 2015. Partially offsetting these increases in total cost of revenue were manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $5 million for the second quarter of 2015 and $9 million for the first half of 2015.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
SG&A expense	$190,091	$173,546	9.5%	$385,469	$351,476	9.7%
SG&A expense as a percentage of total revenue	43.6%	42.8%	0.8 pts.	44.3%	43.3%	1.0 pts.

The increase in SG&A expense for the second quarter and first half of 2015, as compared to the same periods in 2014, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 and 2014 of approximately $14 million for the second quarter of 2015 and $30 million for the first half of 2015, as well as investments in revenue growth opportunities, including growth in our Small Business Services distributor channel and brand awareness initiatives. In addition, Small Business Services commission expense increased $3 million for the second quarter of 2015 and $5 million for the first half of 2015, due primarily to increased commission rates. These increases were partially offset by various expense reduction initiatives of approximately $9 million for the second quarter of 2015 and $16 million for the first half of 2015 within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Net restructuring charges	$966	$1,014	$(48)	$1,233	$4,314	$(3,081)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. Restructuring charges and reversals relate to direct costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, total cost of revenue in our consolidated statements of comprehensive income included net restructuring charges of $0.2 million for the second quarter of 2015, $0.2 million for the first half of 2015, and $0.1 million for the first half of 2014. Total cost of revenue included net restructuring reversals of $0.1 million for the second quarter of 2014. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Loss on early debt extinguishment	$—	$—	$—	$8,917	$—	$8,917

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

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest expense	$4,420	$9,530	(53.6%)	$10,935	$19,097	(42.7%)
Weighted-average debt outstanding	528,273	655,806	(19.4%)	580,587	655,771	(11.5%)
Weighted-average interest rate	2.9%	5.3%	(2.4) pts.	3.5%	5.3%	(1.8) pts.

The decrease in interest expense for the second quarter and first half of 2015, as compared to the same periods in 2014, was driven by changes in our debt structure. In October 2014, long-term notes of $253.5 million matured. These notes had a weighted-average interest rate of 4.3% during the first half of 2014, including the impact of hedging activities. We utilized cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. In addition, in March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under our short-term borrowings carried a weighted-average interest rate of 1.6% during the first half of 2015.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Income tax provision	$29,220	$25,721	13.6%	$53,569	$49,758	7.7%
Effective tax rate	34.3%	33.9%	0.4 pts.	34.4%	33.8%	0.6 pts.

The increase in our effective tax rate for the second quarter of 2015, as compared to the second quarter of 2014, was primarily due to a number of minor discrete credits to income tax expense in the second quarter of 2014, which collectively decreased our 2014 effective tax rate 0.4 points.

The increase in our effective tax rate for the first half of 2015, as compared to the first half of 2014, was primarily due to a number of minor discrete credits to income tax expense in the first half of 2014, which collectively decreased our 2014 effective tax rate 0.4 points. In addition, our 2015 tax rate included a number of minor discrete charges to income tax expense which collectively increased our 2015 effective tax rate 0.3 points. We expect that our annual effective tax rate for 2015 will be approximately 34%.

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

Net restructuring charges for each period were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Severance accruals	$1,307	$1,122	$2,050	$2,667
Severance reversals	(170)	(285)	(694)	(595)
Net restructuring accruals	1,137	837	1,356	2,072
Other costs	17	87	62	2,384
Net restructuring charges	$1,154	$924	$1,418	$4,456
Number of employees included in severance accruals	110	25	150	65

The employee reductions included in our restructuring accruals are expected to be completed by the third quarter of 2015, and we expect most of the related severance payments to be paid by the first quarter of 2016, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $2 million in total cost of revenue and $16 million in SG&A expense in 2015, in comparison to our 2014 results of operations. These savings represent a portion of the estimated $50 million of total net cost reductions we expect to realize in 2015. Expense reductions consist primarily of labor and facility costs.

Further information regarding our restructuring charges can be found under the caption “Note 9: Restructuring charges” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 15: Business segment information” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In January 2015, we decided that two company-owned small business distributors would no longer be managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we determined that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses were included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change.

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$282,285	$267,695	5.5%	$559,251	$534,206	4.7%
Operating income	48,225	48,788	(1.2%)	97,672	92,185	6.0%
Operating margin	17.1%	18.2%	(1.1) pts.	17.5%	17.3%	0.2 pts.

The increase in total revenue for the second quarter and first half of 2015, as compared to the same periods in 2014, was due primarily to growth in marketing solutions and other services revenue of $9 million for the second quarter of 2015 and $17 million for the first half of 2015. These amounts include incremental revenue from the Range acquisition in January 2015 and the Gift Box Corporation of America acquisition in May 2014 of $4 million for the second quarter of 2015 and $8 million for the first half of 2015, as well as growth in our distributor channel. These increases in marketing solutions and other services revenue were partially offset by lower search engine marketing/optimization revenue resulting from our decision in the third quarter of 2014 to reduce the revenue base of this business. In addition, revenue for both periods benefited from price increases and our distributor channel contributed revenue growth in other product categories of approximately $4 million for the second quarter of 2015 and $5 million for the first half of 2015. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks, accessories and forms, as well as an unfavorable currency exchange rate impact of $2 million for the second quarter of 2015 and $5 million for the first half of 2015.

The decrease in operating income and operating margin for the second quarter of 2015, as compared to the second quarter of 2014, was primarily due to increased investments in revenue growth opportunities, including those to grow our distributor channel and planned brand awareness initiatives. In addition, commission expense increased $3 million due primarily to increased commission rates, and delivery rates and material costs also increased in 2015. Partially offsetting these decreases in operating income and operating margin were price increases and benefits of our cost reduction initiatives.

The increase in operating income and operating margin for the first half of 2015, as compared to the first half of 2014, was primarily due to price increases and benefits of our cost reduction initiatives. Additionally, restructuring costs were approximately $2 million lower for the first half of 2015. Further information can be found under Restructuring Costs. Partially offsetting these increases in operating income and operating margin were increased investments in revenue growth opportunities, including those to grow our distributor channel and planned brand awareness initiatives. In addition, commission expense increased $5 million due primarily to increased commission rates, and delivery rates and material costs also increased in 2015.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$112,699	$94,565	19.2%	$224,240	$187,011	19.9%
Operating income	25,506	22,277	14.5%	45,916	44,100	4.1%
Operating margin	22.6%	23.6%	(1.0) pts.	20.5%	23.6%	(3.1) pts.

The increase in revenue for the second quarter and first half of 2015, as compared to the same periods in 2014, was due to growth in marketing solutions and other services of $20 million for the second quarter of 2015 and $42 million for the first half of 2015. These amounts include incremental revenue from the Wausau Financial Systems, Inc. (Wausau) acquisition in October 2014 of $19 million for the second quarter of 2015 and $36 million for the first half of 2015, as well as increased revenue from our Deluxe Rewards service offerings. Additionally, revenue in both periods benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The increase in operating income for the second quarter and first half of 2015, as compared to the same periods in 2014, was primarily due to price increases and the benefit of our continuing cost reduction initiatives. For the second quarter, Wausau operating income was positive and also contributed to the increase in segment operating income. Partially offsetting these increases in operating income were the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2015.

The decrease in operating margin for the second quarter and first half of 2015, as compared to the same periods in 2014, was primarily driven by the operating results of Wausau, as well as contract renewal allowances and increased delivery and material costs in 2015. The operating results of Wausau, including acquisition-related amortization, reduced Financial Services' operating margin 3.8 points for the second quarter of 2015 and 4.6 points for the first half of 2015. These decreases in operating margin were partially offset by price increases and the benefit of our continuing cost reduction initiatives.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$40,890	$43,150	(5.2%)	$86,001	$91,148	(5.6%)
Operating income	15,148	13,894	9.0%	30,582	29,470	3.8%
Operating margin	37.0%	32.2%	4.8 pts.	35.6%	32.3%	3.3 pts.

The decrease in revenue for the second quarter and first half of 2015, as compared to the same periods in 2014, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing expenditures that no longer meet our return criteria. Partially offsetting the volume decline was higher revenue per order, driven by better email marketing conversion rates and an improved call center incentive plan, as well as price increases.

The increase in operating income and operating margin for the second quarter and first half of 2015, as compared to the same periods in 2014, was due primarily to benefits from our cost reduction initiatives and higher revenue per order. These increases in operating income were partially offset by lower order volume and increased delivery rates and material costs in 2015.

CASH FLOWS AND LIQUIDITY

As of June 30, 2015, we held cash and cash equivalents of $64.9 million. The following table shows our cash flow activity for the six months ended June 30, 2015 and 2014, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$146,036	$125,849	$20,187
Net cash used by investing activities	(54,768)	(27,751)	(27,017)
Net cash used by financing activities	(84,158)	(72,083)	(12,075)
Effect of exchange rate change on cash	(3,725)	(162)	(3,563)
Net change in cash and cash equivalents	$3,385	$25,853	$(22,468)

The $20.2 million increase in net cash provided by operating activities for the first half of 2015, as compared to the first half of 2014, was primarily due to stronger operating performance, timing of collections of receivables associated with the Wausau business and a $4.5 million decrease in interest payments due to the maturity of long-term notes in October 2014. These increases in net cash provided by operating activities were partially offset by a $6.0 million increase in performance-based compensation payments related to our 2014 performance.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Income tax payments	$51,937	$52,076	$(139)
Performance-based compensation payments	31,046	25,050	5,996
Interest payments	15,158	19,675	(4,517)
Funding of medical benefits	10,975	9,300	1,675
Contract acquisition payments	5,848	4,326	1,522
Severance payments	3,578	4,714	(1,136)

Net cash used by investing activities for the first half of 2015 was $27.0 million higher than the first half of 2014, driven primarily by an increase in payments for acquisitions of $26.9 million. In 2015, we acquired two small business distributors and certain assets of Range, Inc. and Verify Valid, LLC, and we made additional holdback payments for previous acquisitions, for aggregate payments of $35.8 million, net of cash acquired. In 2014, we acquired small business distributors, NetClime, Inc. and selected assets of Gift Box Corporation of America for an aggregate of $8.9 million, net of cash acquired.

Net cash used by financing activities for the first half of 2015 was $12.1 million higher than the first half of 2014 due primarily to an increase of $207.0 million in payments on long-term debt due to the redemption of $200.0 million of our long-term notes due in 2019. In addition, proceeds from issuing shares under employee plans decreased $3.0 million, as fewer stock options were exercised in 2015, and dividend payments increased $2.4 million as we increased our per share dividend amount in the second quarter of 2014. Partially offsetting these increases in cash used by financing activities were net proceeds from short-term borrowings of $148.0 million during 2015, which were used primarily for the redemption of a portion of our long-term debt, as well as a decrease of $51.9 million in payments to repurchase common shares, as we did not repurchase any shares during the first half of 2015.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Net proceeds from short-term borrowings	$148,000	$—	$148,000
Proceeds from issuing shares under employee plans	4,135	7,133	(2,998)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2015	2014	Change
Payments on long-term debt, including costs of debt reacquisition	$207,521	$472	$207,049
Payments for common shares repurchased	—	51,940	(51,940)
Payments for acquisitions, net of cash acquired	35,800	8,886	26,914
Cash dividends paid to shareholders	30,043	27,677	2,366
Purchases of capital assets	19,307	19,851	(544)

We anticipate that net cash provided by operating activities will be between $300 million and $310 million in 2015, compared to $280 million in 2014, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, medical and performance-based compensation payments. We anticipate that net cash provided by operating activities in 2015 will be utilized for planned share repurchases in the last half of the year, dividend payments, capital expenditures of approximately $40 million and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure.

As of June 30, 2015, $104.3 million was available for borrowing under our credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

As of June 30, 2015, our subsidiaries located in Canada held cash and marketable securities of $54.8 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest and principal payments, as well as anticipated share repurchases in the last half of 2015 and small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $503.8 million as of June 30, 2015, a decrease of $50.5 million from December 31, 2014. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2015 included a $6.6 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2014, this fair value adjustment was a decrease of $8.1 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 12: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2014 Form 10-K.

Our capital structure for each period was as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$2,346	2.1%	$202,379	6.9%	$(200,033)
Floating interest rate	501,423	2.9%	351,933	3.5%	149,490
Total debt	503,769	2.9%	554,312	4.7%	(50,543)
Shareholders’ equity	725,527		647,497		78,030
Total capital	$1,229,296		$1,201,809		$27,487

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 2.0 million shares remained available for purchase under this authorization as of June 30, 2015. We did not repurchase any shares during the first half of 2015. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. As of June 30, 2015, $75.0 million was outstanding under the bank loan at an interest rate of 1.5%. We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of June 30, 2015, we had a $350.0 million credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreements governing the credit facility and our short-term bank loan contain customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreements also contain financial covenants regarding our leverage ratio and interest coverage, and our credit facility agreement also contains a financial covenant regarding liquidity. We were in compliance with all debt covenants as of June 30, 2015, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of June 30, 2015, $233,000 was drawn on our credit facility at a weighted-average interest rate of 1.7%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.6%. As of June 30, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(233,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of June 30, 2015	$104,274

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the six months ended June 30, 2015 and 2014 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $5.8 million for the first half of 2015 and $4.3 million for the first half of 2014. We anticipate cash payments of approximately $15 million for the year ending December 31, 2015.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.5 million as of June 30, 2015 and $9.8 million as of December 31, 2014. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $31.5 million as of June 30, 2015 and $36.8 million as of December 31, 2014.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. With the exception of the redemption in March 2015 of our $200.0 million notes due in 2019, as discussed in the 2014 Form 10-K, there were no significant changes in these obligations during the first half of 2015.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first half of 2015 or during 2014.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no changes in these policies during the first half of 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2015, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$233,000	$233,000	1.7%
Long-term notes maturing November 2020, including decrease of $6,577 related to cumulative change in fair value of hedged debt	193,423	217,160	4.9%
Short-term bank loan	75,000	75,000	1.5%
Capital lease obligations	2,346	2,346	2.1%
Total debt	$503,769	$527,506	2.9%

(1) For our long-term notes, fair value is based on observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount. For short-term borrowings, fair value equals carrying value due to their short-term duration.

In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan. We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2015 included a $6.6 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of June 30, 2015 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $2.5 million change in interest expense for the first half of 2015.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 2.0 million shares remained available for purchase under this authorization as of June 30, 2015. We did not repurchase any shares during the quarter ended June 30, 2015.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended June 30, 2015, we withheld 703 shares in conjunction with the vesting and exercise of equity-based awards.

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
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Indenture, dated as of March 15, 2011, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 7.00% Senior Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on March 15, 2011)

*
4.4
Supplemental Indenture, dated as of July 30, 2012, among us, OrangeSoda, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.11 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

*
4.5
Second Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.6
Third Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.16 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.7
Fourth Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*
4.8
Fifth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
*
4.9
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.10
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.11
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*

Exhibit Number	Description	Method of Filing
4.12
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*
4.13
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
*
4.14	Fifth Supplemental Indenture, dated as of June 15, 2015, among us, Image Distribution Services, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee	Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: July 27, 2015	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2015	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2015	/s/ Jeffrey J. Bata
Jeffrey J. Bata Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
4.14	Fifth Supplemental Indenture, dated as of June 15, 2015, among us, Image Distribution Services, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements