Form 10-Q
period 2015-09-30
DELUXE CORP
filed 2015-10-27
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 19, 2015 was 49,219,859.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,895	$61,541
Trade accounts receivable (net of allowances for uncollectible accounts of $4,690 and $4,335, respectively)	100,380	113,656
Inventories and supplies	42,195	39,411
Deferred income taxes	9,925	10,159
Funds held for customers	49,545	43,604
Other current assets	46,799	50,519
Total current assets	311,739	318,890
Deferred income taxes	1,246	1,411
Long-term investments (including $2,015 and $2,384 of investments at fair value, respectively)	43,774	46,451
Property, plant and equipment (net of accumulated depreciation of $345,050 and $348,530, respectively)	82,768	87,623
Assets held for sale	13,970	26,819
Intangibles (net of accumulated amortization of $395,360 and $388,308, respectively)	227,838	207,180
Goodwill	883,819	868,376
Other non-current assets	127,267	131,641
Total assets	$1,692,421	$1,688,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,209	$87,216
Accrued liabilities	212,949	219,121
Short-term borrowings	319,000	160,000
Long-term debt due within one year	1,049	911
Total current liabilities	610,207	467,248
Long-term debt	198,462	393,401
Deferred income taxes	94,634	95,838
Other non-current liabilities	69,045	84,407
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2015 – 49,219; 2014 – 49,742)	49,219	49,742
Additional paid-in capital	—	4,758
Retained earnings	715,922	629,335
Accumulated other comprehensive loss	(45,068)	(36,338)
Total shareholders’ equity	720,073	647,497
Total liabilities and shareholders’ equity	$1,692,421	$1,688,391

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$361,781	$350,607	$1,075,692	$1,040,734
Service revenue	78,035	62,597	233,616	184,835
Total revenue	439,816	413,204	1,309,308	1,225,569
Cost of products	(132,594)	(125,917)	(384,590)	(363,852)
Cost of services	(26,708)	(24,233)	(83,332)	(77,117)
Total cost of revenue	(159,302)	(150,150)	(467,922)	(440,969)
Gross profit	280,514	263,054	841,386	784,600
Selling, general and administrative expense	(189,641)	(175,661)	(575,110)	(527,138)
Net restructuring charges	(1,505)	(4,193)	(2,738)	(8,507)
Asset impairment charge	—	(6,468)	—	(6,468)
Operating income	89,368	76,732	263,538	242,487
Loss on early debt extinguishment	—	—	(8,917)	—
Interest expense	(4,387)	(9,580)	(15,322)	(28,677)
Other income	919	321	2,174	820
Income before income taxes	85,900	67,473	241,473	214,630
Income tax provision	(28,983)	(23,042)	(82,553)	(72,800)
Net income	$56,917	$44,431	$158,920	$141,830
Comprehensive income	$52,680	$41,585	$150,190	$140,164
Basic earnings per share	1.14	0.89	3.18	2.83
Diluted earnings per share	1.13	0.88	3.16	2.80
Cash dividends per share	0.30	0.30	0.90	0.85

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2014	49,742	$49,742	$4,758	$629,335	$(36,338)	$647,497
Net income	—	—	—	158,920	—	158,920
Cash dividends	—	—	—	(44,965)	—	(44,965)
Common shares issued	281	281	6,609	—	—	6,890
Tax impact of share-based awards	—	—	1,619	—	—	1,619
Common shares repurchased	(772)	(772)	(18,856)	(27,368)	—	(46,996)
Other common shares retired	(32)	(32)	(2,037)	—	—	(2,069)
Fair value of share-based compensation	—	—	7,907	—	—	7,907
Other comprehensive loss	—	—	—	—	(8,730)	(8,730)
Balance, September 30, 2015	49,219	$49,219	$—	$715,922	$(45,068)	$720,073

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$158,920	$141,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,006	12,700
Amortization of intangibles	42,425	35,845
Asset impairment charge	—	6,468
Amortization of contract acquisition costs	14,059	13,180
Deferred income taxes	(945)	116
Employee share-based compensation expense	8,774	6,997
Loss on early debt extinguishment	8,917	—
Other non-cash items, net	1,197	7,708
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	13,970	(5,547)
Inventories and supplies	(1,368)	(2,016)
Other current assets	2,377	(4,730)
Non-current assets	(560)	(1,860)
Accounts payable	(12,547)	1,598
Contract acquisition payments	(9,843)	(9,831)
Other accrued and non-current liabilities	(19,470)	901
Net cash provided by operating activities	217,912	203,359
Cash flows from investing activities:
Purchases of capital assets	(29,549)	(29,649)
Payments for acquisitions, net of cash acquired	(50,933)	(12,144)
Proceeds from company-owned life insurance policies	3,973	897
Other	805	462
Net cash used by investing activities	(75,704)	(40,434)
Cash flows from financing activities:
Net proceeds (payments) from short-term borrowings	159,000	(125)
Payments on long-term debt, including costs of debt reacquisition	(207,791)	(820)
Payments for debt issue costs	(136)	(1,085)
Proceeds from issuing shares under employee plans	5,492	8,814
Excess tax benefit from share-based employee awards	1,816	2,581
Payments for common shares repurchased	(46,996)	(60,119)
Cash dividends paid to shareholders	(44,965)	(42,631)
Other	(242)	—
Net cash used by financing activities	(133,822)	(93,385)
Effect of exchange rate change on cash	(7,032)	(2,628)
Net change in cash and cash equivalents	1,354	66,912
Cash and cash equivalents, beginning of year	61,541	121,089
Cash and cash equivalents, end of period	$62,895	$188,001

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2015, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2015 and 2014, the consolidated statement of shareholders’ equity for the nine months ended September 30, 2015, and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The consolidated balance sheet as of December 31, 2014 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Note 2: New accounting pronouncements

Recently adopted accounting pronouncement – In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. We adopted the new guidance on January 1, 2015, on a prospective basis. As such, this standard is applicable to any new disposals or new classifications of disposal groups as held for sale which occur on or after January 1, 2015. As of September 30, 2015, the adoption of this standard has had no impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The new guidance is effective for us on January 1, 2016. As of September 30, 2015, we had debt issuance costs of $2,364 related to long-term debt and $60 related to a short-term bank loan, which will be reclassified from other non-current assets and other current assets, respectively, upon adoption of this standard. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This new standard adds SEC paragraphs pursuant to the SEC Staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Under this guidance, the SEC Staff would not object to presenting such costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the arrangement. As of September 30, 2015, debt issuance costs of $1,489 related to our line-of-credit arrangement were included within other current assets in our consolidated balance sheet and are being amortized ratably over the term of the arrangement. Upon the adoption of ASU No. 2015-03 on January 1, 2016, we will continue to include these costs within other current assets and we will continue to amortize them over the term of the arrangement.

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

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). Under the new standard, investments measured at net asset value (NAV) as a practical expedient for fair value are excluded from the fair value hierarchy. As such, they are not assigned a fair value measurement level in financial statement disclosures of fair value. This new standard will impact the disclosures included in our Annual Report on Form 10-K regarding the plan assets of our postretirement benefit plan. The new guidance is effective for us on January 1, 2016 and we will apply the standard retrospectively to all periods presented.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. Previously, inventory was measured at the lower of cost or market. The new guidance is effective for us on January 1, 2017 and will be applied prospectively. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. When recording the purchase price allocation for a business combination in the financial statements, an acquirer may record preliminary amounts when measurements are incomplete as of the end of a reporting period. When the required information is received to finalize the purchase price allocation, the preliminary amounts are adjusted. These adjustments are referred to as measurement-period adjustments. The new guidance eliminates the requirement to restate prior period financial statements for measurement-period adjustments. Instead, it requires that the cumulative impact of a measurement-period adjustment be recognized in the reporting period in which the adjustment is identified. The new guidance is effective for us on January 1, 2016 and will be applied prospectively. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$5,773	$5,899
Semi-finished goods	8,987	8,990
Finished goods	24,192	21,298
Supplies	3,243	3,224
Inventories and supplies	$42,195	$39,411

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	September 30, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$8,213	$—	$(129)	$8,084
Canadian guaranteed investment certificates	7,511	—	—	7,511
Available-for-sale securities (funds held for customers)(1)	15,724	—	(129)	15,595
Canadian money market fund (other current assets)	1,675	—	—	1,675
Available-for-sale securities	$17,399	$—	$(129)	$17,270

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2015, also included cash of $33,950.

	December 31, 2014
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,245	$—	$(120)	$9,125
Canadian guaranteed investment certificates	8,605	—	—	8,605
Available-for-sale securities (funds held for customers)(1)	17,850	—	(120)	17,730
Canadian money market fund (other current assets)	1,895	—	—	1,895
Available-for-sale securities	$19,745	$—	$(120)	$19,625

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2014, also included cash of $25,874.

Expected maturities of available-for-sale securities as of September 30, 2015 were as follows:

(in thousands)	Fair value
Due in one year or less	$10,657
Due in two to five years	4,139
Due in six to ten years	2,474
Available-for-sale securities	$17,270

Further information regarding the fair value of available-for-sale securities can be found in Note 8: Fair value measurements.

Assets held for sale – Assets held for sale as of December 31, 2014 included the operations of five small business distributors which we previously acquired. The distributors were included in the Small Business Services segment and the assets acquired consisted primarily of customer list intangible assets. During the nine months ended September 30, 2015, we sold the operations of four of these distributors in exchange for notes receivable, realizing an immaterial net pre-tax gain. The distributors that purchased these businesses from us remain part of our Safeguard® distributor network. We are actively marketing the remaining distributor and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014	Balance sheet caption
Current assets	$128	$687	Other current assets
Intangibles	13,533	25,926	Assets held for sale
Other non-current assets	437	893	Assets held for sale
Accrued liabilities	(228)	(1,058)	Accrued liabilities
Non-current deferred income tax liabilities	(5,706)	(8,774)	Other non-current liabilities
Net assets held for sale	$8,164	$17,674

Intangibles – Intangibles were comprised of the following:

	September 30, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	364,243	(302,072)	62,171	364,229	(303,340)	60,889
Customer lists/relationships	140,216	(48,958)	91,258	106,218	(40,097)	66,121
Trade names	63,981	(35,184)	28,797	69,281	(37,623)	31,658
Software to be sold	28,500	(2,974)	25,526	28,500	(601)	27,899
Other	7,158	(6,172)	986	8,160	(6,647)	1,513
Amortizable intangibles	604,098	(395,360)	208,738	576,388	(388,308)	188,080
Intangibles	$623,198	$(395,360)	$227,838	$595,488	$(388,308)	$207,180

Amortization of intangibles was $14,686 for the quarter ended September 30, 2015 and $11,730 for the quarter ended September 30, 2014. Amortization of intangibles was $42,425 for the nine months ended September 30, 2015 and $35,845 for the nine months ended September 30, 2014. Based on the intangibles in service as of September 30, 2015, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2015	$13,405
2016	46,165
2017	33,407
2018	22,225
2019	17,192

During the nine months ended September 30, 2015, we acquired internal-use software in the normal course of business. We also acquired internal-use software and other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the nine months ended September 30, 2015:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$24,984	4
Customer lists/relationships	38,005	7
Trade name	400	2
Acquired intangibles	$63,389	6

Goodwill – Changes in goodwill during the nine months ended September 30, 2015 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2014:
Goodwill, gross	$654,007	$85,863	$148,506	$888,376
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	634,007	85,863	148,506	868,376
Adjustment for acquisition of Wausau Financial Systems, Inc. (Note 6)	—	(714)	—	(714)
Acquisition of Verify Valid (Note 6)	5,650	—	—	5,650
Acquisition of small business distributor (Note 6)	9,276	—	—	9,276
Acquisition of Tech Assets (Note 6)	1,450	—	—	1,450
Currency translation adjustment	(219)	—	—	(219)
Balance, September 30, 2015:
Goodwill, gross	670,164	85,149	148,506	903,819
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$650,164	$85,149	$148,506	$883,819

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
Contract acquisition costs	$61,412	$74,101
Postretirement benefit plan asset	27,607	24,243
Loans and notes receivable from distributors	23,736	14,583
Deferred advertising costs	6,858	8,922
Other	7,654	9,792
Other non-current assets	$127,267	$131,641

Changes in contract acquisition costs during the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014
Balance, beginning of year	$74,101	$35,421
Additions(1)	4,828	55,659
Amortization	(14,059)	(13,180)
Other	(3,458)	(330)
Balance, end of period	$61,412	$77,570

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,843 for the nine months ended September 30, 2015 and $9,831 for the nine months ended September 30, 2014.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
Funds held for customers	$48,596	$42,944
Deferred revenue	35,888	48,514
Performance-based compensation	30,613	38,259
Customer rebates	19,179	20,550
Contract acquisition costs due within one year	8,411	9,815
Restructuring due within one year (Note 9)	2,429	4,276
Other	67,833	54,763
Accrued liabilities	$212,949	$219,121

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share amounts)	2015	2014	2015	2014
Earnings per share – basic:
Net income	$56,917	$44,431	$158,920	$141,830
Income allocated to participating securities	(386)	(256)	(1,054)	(743)
Income available to common shareholders	$56,531	$44,175	$157,866	$141,087
Weighted-average shares outstanding	49,396	49,594	49,592	49,889
Earnings per share – basic	$1.14	$0.89	$3.18	$2.83

Earnings per share – diluted:
Net income	$56,917	$44,431	$158,920	$141,830
Income allocated to participating securities	(384)	(255)	(1,049)	(738)
Re-measurement of share-based awards classified as liabilities	(114)	(66)	(67)	43
Income available to common shareholders	$56,419	$44,110	$157,804	$141,135
Weighted-average shares outstanding	49,396	49,594	49,592	49,889
Dilutive impact of potential common shares	366	448	391	448
Weighted-average shares and potential common shares outstanding	49,762	50,042	49,983	50,337
Earnings per share – diluted	$1.13	$0.88	$3.16	$2.80
Antidilutive options excluded from calculation	255	276	255	276

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Amortization of loss on interest rate locks(1)	$—	$(427)	$—	$(1,282)	Interest expense
Tax benefit	—	167	—	501	Income tax provision
Amortization of loss on interest rate locks, net of tax	—	(260)	—	(781)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	1,066	1,066	(2)
Net actuarial loss	(780)	(854)	(2,340)	(2,563)	(2)
Total amortization	(425)	(499)	(1,274)	(1,497)	(2)
Tax benefit	113	139	339	418	(2)
Amortization of postretirement benefit plan items, net of tax	(312)	(360)	(935)	(1,079)	(2)
Total reclassifications, net of tax	$(312)	$(620)	$(935)	$(1,860)

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

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2014	$(32,405)	$(125)	$(3,808)	$(36,338)
Other comprehensive loss before reclassifications	—	(14)	(9,651)	(9,665)
Amounts reclassified from accumulated other comprehensive loss	935	—	—	935
Net current-period other comprehensive income (loss)	935	(14)	(9,651)	(8,730)
Balance, September 30, 2015	$(31,470)	$(139)	$(13,459)	$(45,068)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $5.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired were recorded at their estimated fair values and the results of operations of each acquired business were included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to the acquisitions were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarter or nine months ended September 30, 2015. During the nine months ended September 30, 2015, we completed the following acquisitions:

•	In January 2015, we acquired selected assets of Range, Inc., a marketing services provider. The results of this business are included in our Small Business Services segment.

•
In February 2015, we acquired selected assets of Verify Valid LLC, a provider of electronic check payment services. The results of this business are included in our Small Business Services segment. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $5,650. This acquisition resulted in goodwill as the acquired technology enables us to diversify our payment product and service offerings and bring these offerings to our customer base.

•
In August 2015, we acquired selected assets of Tech Assets, Inc., a provider of shared hosting websites to small businesses using cPanel web hosting technology. The results of this business are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the end of 2015 when our valuation of intangibles and their useful lives is completed. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $1,450. This acquisition resulted in goodwill as we expect to accelerate revenue growth by combining our capabilities with Tech Asset's tools and hosting technology.

•
In September 2015, we acquired selected assets of FMC Resource Management Corporation, a marketing services provider. The results of this business are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the end of 2015 when our valuation of all of the acquired assets and liabilities is finalized.

•
During the nine months ended September 30, 2015, we acquired the operations of eight small business distributors. The results of six of these businesses are included within our Small Business Services segment. The results of the two remaining distributors are included in our Financial Services segment, as their customers consist primarily of financial institutions. The allocation of the purchase price to the acquired assets and liabilities is preliminary for certain of these distributors. It is expected to be finalized by the end of 2015 when our valuation of certain assets and liabilities is finalized, including, but not limited to, intangibles and deferred income taxes. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $9,276 related to one of the Small Business Services distributors. This is an increase of $230 from the preliminary amount recorded as of June 30, 2015. This acquisition resulted in goodwill as we expect to accelerate revenue growth in business and marketing communications solutions by adding an established customer base which gives us a larger presence in the western United States.

As these acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed, reduced for any cash or cash equivalents acquired with the acquisitions:

(in thousands)	September 30, 2015
Net tangible assets acquired and liabilities assumed	$2,260
Identifiable intangible assets:
Customer lists	38,005
Internal-use software	2,902
Trade name	400
Total intangible assets	41,307
Goodwill	16,376
Total aggregate purchase price	59,943
Liabilities for holdback payments and contingent consideration(1)	(7,304)
Non-cash consideration(2)	(5,843)
Net cash paid for 2015 acquisitions	46,796
Holdback payments for prior year acquisitions	4,137
Payments for acquisitions, net of cash acquired	$50,933

(1) Consists of holdback payments due at a future date and liabilities for contingent consideration related primarily to the acquisitions of Verify Valid and a small business distributor. Further information regarding the contingent consideration liabilities can be found in Note 8.

(2) Consists of pre-acquisition amounts owed to us by certain of the acquired businesses.

Further information regarding the calculation of the estimated fair values of the intangibles acquired and the liabilities for contingent consideration can be found in Note 8.
In October 2014, we acquired all of the outstanding capital stock of Wausau Financial Systems, Inc. (Wausau), a provider of software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The results of this business are included in our Financial Services segment. During the nine months ended September 30, 2015, we finalized the valuation of the assets acquired and liabilities assumed. We decreased goodwill $714 from the preliminary amount recorded as of December 31, 2014, with the offset to certain income and sales tax accounts. This acquisition resulted in goodwill as Wausau provides new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering.

Note 7: Derivative financial instruments

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. At the time we entered into these swaps, which we designated as fair value hedges, we were targeting a mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-current liabilities in the consolidated balance sheets and was $2,816 as of September 30, 2015 and $8,067 as of December 31, 2014. As the short-cut method is being used to account for these hedges, the decrease in long-term debt due to fair value adjustments was also $2,816 as of September 30, 2015 and $8,067 as of December 31, 2014.

During the nine months ended September 30, 2014, we also held interest rate swaps related to our long-term debt which matured in October 2014. The short-cut method was not used for these interest rate swaps. As such, changes in the fair value of the interest rate swaps and the related long-term debt were not equal (i.e., hedge ineffectiveness) and were included in interest expense in the consolidated statement of comprehensive income. Information regarding hedge ineffectiveness during the quarter and nine months ended September 30, 2014 is presented in Note 8.

Note 8: Fair value measurements

Annual asset impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2014 Form 10-K, provides further information regarding our methodology for assessing impairment of these assets. In completing the 2015 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned, with the exception of our Financial Services Commercial reporting unit which was acquired subsequent to our 2014 annual impairment analysis. Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014 in which the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74,000 and $1,128,000, or by amounts between 47% and 482% above the carrying values of their net assets. In completing our 2015 qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. In addition, the quantitative analysis completed for our Financial Services Commercial reporting unit indicated that its fair value exceeded its carrying value by approximately 13%. Total goodwill for this reporting unit was approximately $45,000 as of September 30, 2015. In completing the 2015 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $20,000 as of July 31, 2015. As such, we recorded no impairment charges as a result of our 2015 annual impairment analyses.

Non-recurring asset impairment analysis – During the third quarter of 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business had been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows (level 3 fair value measurement). Our analysis resulted in an impairment charge of $6,468 during the quarter ended September 30, 2014, which reflects writing down the net book value of the related intangible assets to zero. Information regarding the composition of the asset impairment charge was as follows:

(in thousands)	Asset impairment charge
Internal-use software	$4,036
Customer relationships	1,952
Trade name	480
Total impairment charge	$6,468

2015 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. Information regarding the acquisitions completed during the nine months ended September 30, 2015 can be found in Note 6. The identifiable net assets acquired during the nine months ended September 30, 2015 were comprised primarily of customer lists associated with the acquisitions of small business distributors, as well as Range, Tech Assets and FMC. We also acquired internal-use software associated with the acquisitions of Verify Valid and a small business distributor. The aggregate fair value of the acquired customer lists was $38,005 and was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired internal-use software was $2,902 and was estimated using the cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by acquirees. Information regarding the useful lives of the acquired intangibles can be found in Note 3.

Liabilities for contingent consideration related to the acquisitions completed during the nine months ended September 30, 2015, related primarily to the acquisitions of Verify Valid and a small business distributor. Under the Verify Valid purchase agreement, we are required to make annual contingent payments over a period of up to eight years, based on the revenue generated by the business. A specified payment percentage for each year is applied to the revenue generated by the business in that year to determine the amount of the payment. There is no maximum amount of contingent payments specified in the agreement. Under the small business distributor purchase agreement, we are required to make annual contingent payments over a period of up to three years, based on the gross profit generated by the business. A specified payment percentage for each year is applied to the gross profit generated by the business in that year to determine the amount of the payment. The maximum contingent payment in any year of the agreement is $925. The fair value of the liabilities for contingent payments recognized upon acquisition was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the calculation included the discount rate, projected revenue or gross profit based on our most recent internal forecast, and factors indicating the probability of achieving the forecasted revenue or gross profit. The liabilities are re-measured each reporting period. Increases or decreases in projected revenue or gross profit and the related probabilities may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment which invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GIC's) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC's approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or nine months ended September 30, 2015 and 2014.

Other current assets included available-for-sale marketable securities (Note 3). These securities consisted of a Canadian money market fund which is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the quarters or nine months ended September 30, 2015 and 2014.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan which is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the nine months ended September 30, 2015 and 2014, net realized gains were not significant, and net unrealized losses were not significant during the nine months ended September 30, 2014. We recognized net unrealized losses of $333 during the nine months ended September 30, 2015.

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

Changes in the fair value of the interest rate swaps, as well as changes in the fair value of the hedged debt, are included in interest expense in the consolidated statements of comprehensive income and were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gain (loss) from derivatives	$3,761	$(1,292)	$5,251	$3,646
(Loss) gain from change in fair value of hedged debt	(3,761)	1,334	(5,251)	(3,496)
Net decrease in interest expense	$—	$42	$—	$150

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$15,595	$—	$15,595	$—
Available-for-sale marketable securities (other current assets)	1,675	—	1,675	—
Long-term investment in mutual funds	2,015	2,015	—	—
Derivative liabilities	(2,816)	—	(2,816)	—
Accrued contingent consideration	(6,025)	—	—	(6,025)

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$17,730	$—	$17,730	$—
Available-for-sale marketable securities (other current assets)	1,895	—	1,895	—
Long-term investment in mutual funds	2,384	2,384	—	—
Derivative liabilities	(8,067)	—	(8,067)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the nine months ended September 30, 2015.

Accrued contingent consideration related primarily to the acquisitions of Verify Valid and a small business distributor, as discussed above under the caption 2015 acquisitions. Changes in accrued contingent consideration during the nine months ended September 30, 2015 were as follows:

(in thousands)	Nine Months Ended September 30, 2015
Balance, December 31, 2014	$150
Acquisition date fair value	5,575
Accretion	542
Payments	(242)
Balance, September 30, 2015	$6,025

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$62,895	$62,895	$62,895	$—	$—
Cash (funds held for customers)	33,950	33,950	33,950	—	—
Loans and notes receivable from distributors	25,981	23,510	—	—	23,510
Short-term borrowings	319,000	319,000	319,000	—	—
Long-term debt(1)	197,184	210,200	—	210,200	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$61,541	$61,541	$61,541	$—	$—
Cash (funds held for customers)	25,874	25,874	25,874	—	—
Loans and notes receivable from distributors	16,915	15,765	—	—	15,765
Short-term borrowings	160,000	160,000	160,000	—	—
Long-term debt(1)	391,933	419,000	—	419,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2015	2014	2015	2014
Severance accruals	$1,443	$4,546	$3,493	$7,213
Severance reversals	(282)	(271)	(976)	(866)
Operating lease obligations	88	—	88	—
Net restructuring accruals	1,249	4,275	2,605	6,347
Other costs	489	80	551	2,464
Net restructuring charges	$1,738	$4,355	$3,156	$8,811
Number of employees included in severance accruals	50	145	200	210

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Total cost of revenue	$233	$162	$418	$304
Operating expenses	1,505	4,193	2,738	8,507
Net restructuring charges	$1,738	$4,355	$3,156	$8,811

During the quarters and nine months ended September 30, 2015 and September 30, 2014, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,429 as of September 30, 2015 and $4,276 as of December 31, 2014 are reflected in the consolidated balance sheet in accrued liabilities. The majority of the employee reductions are expected to be completed in the fourth quarter of 2015, and we expect most of the related severance payments to be paid by mid-2016, utilizing cash from operations. As of September 30, 2015, approximately 65 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2012 initiatives	2013 initiatives	2014 initiatives	2015 initiatives	Total
Balance, December 31, 2014	$32	$128	$4,116	$—	$4,276
Restructuring charges	—	—	87	3,494	3,581
Restructuring reversals	—	(10)	(691)	(275)	(976)
Payments	(32)	(80)	(3,243)	(1,097)	(4,452)
Balance, September 30, 2015	$—	$38	$269	$2,122	$2,429
Cumulative amounts:
Restructuring charges	$8,012	$7,629	$8,227	$3,494	$27,362
Restructuring reversals	(1,363)	(1,006)	(1,333)	(275)	(3,977)
Payments	(6,649)	(6,585)	(6,625)	(1,097)	(20,956)
Balance, September 30, 2015	$—	$38	$269	$2,122	$2,429

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Direct Checks	Total
Balance, December 31, 2014	$1,412	$1,848	$—	$984	$32	$—	$4,276
Restructuring charges	1,491	1,289	—	713	88	—	3,581
Restructuring reversals	(602)	(161)	—	(213)	—	—	(976)
Inter-segment transfer	28	(14)	—	(14)	—	—	—
Payments	(1,543)	(2,047)	—	(830)	(32)	—	(4,452)
Balance, September 30, 2015	$786	$915	$—	$640	$88	$—	$2,429
Cumulative amounts(1):
Restructuring charges	$9,934	$8,074	$585	$8,069	$530	$170	$27,362
Restructuring reversals	(1,901)	(736)	(59)	(1,124)	(157)	—	(3,977)
Inter-segment transfer	28	(14)	(25)	11	—	—	—
Payments	(7,275)	(6,409)	(501)	(6,316)	(285)	(170)	(20,956)
Balance, September 30, 2015	$786	$915	$—	$640	$88	$—	$2,429

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest cost	$859	$1,138	$2,578	$3,415
Expected return on plan assets	(1,958)	(2,183)	(5,875)	(6,550)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	780	854	2,340	2,563
Net periodic benefit income	$(674)	$(546)	$(2,023)	$(1,638)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2015	December 31, 2014
7.0% senior notes due March 15, 2019	$—	$200,000
6.0% senior notes due November 15, 2020(1)	197,184	191,933
Long-term portion of capital lease obligations	1,278	1,468
Long-term portion of debt	198,462	393,401
Amount drawn on credit facility	269,000	160,000
Short-term bank loan	50,000	—
Capital lease obligations due within one year	1,049	911
Total debt	$518,511	$554,312

(1) Includes decrease due to cumulative change in fair value of hedged debt of $2,816 as of September 30, 2015 and $8,067 as of December 31, 2014.

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

Long-term debt – In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement which became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2015, we may on one or more occasions redeem up to 35% of the original principal amount of the notes with the proceeds of one or more equity offerings at a redemption price of 106% of the principal amount of the notes, together with accrued and unpaid interest. At any time prior to November 15, 2016, we may also redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes which were due in June 2015. The fair value of the notes issued in November 2012 was $210,200 as of September 30, 2015, based on quoted prices that are directly observable. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes maturing on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement which became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the nine months ended September 30, 2015. This retirement was funded utilizing our credit facility and a short-term bank loan.

We had capital lease obligations of $2,327 as of September 30, 2015 and $2,379 as of December 31, 2014 related to information technology hardware. The lease obligations will be paid through June 2019. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Short-term borrowings – In March 2015, we entered into a $75,000 short-term variable rate bank loan. Under the terms of the credit agreement, we were required to repay any principal amount outstanding greater than $50,000 on September 5, 2015, and any remaining principal amount must be repaid by March 3, 2016. We may prepay the loan in whole or in part at our discretion. Interest payments are due at the end of each quarter. Proceeds from this loan, net of offering costs, were $74,880 and were used, along with a draw on our credit facility, to retire all $200,000 of our 7.0% senior notes which were scheduled to mature on March 15, 2019. As of September 30, 2015, $50,000 was outstanding under this bank loan at an interest rate of 1.78%.

As of September 30, 2015, we had a $350,000 credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. As of September 30, 2015, $269,000 was drawn on our credit facility at a weighted-average interest rate of 1.66%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.63%.

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

Daily average amounts outstanding under our short-term borrowing arrangements were as follows:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31, 2014
Short-term bank loan:
Daily average amount outstanding	$52,381	$—
Weighted-average interest rate	1.52%	—
Credit facility:
Daily average amount outstanding	$225,073	$43,675
Weighted-average interest rate	1.65%	1.63%

As of September 30, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(269,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of September 30, 2015	$68,274

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

Accruals for environmental matters were $7,185 as of September 30, 2015 and $7,942 as of December 31, 2014, primarily related to facilities which have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees which will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $915 for the nine months ended September 30, 2015 and $1,020 for the nine months ended September 30, 2014.

As of September 30, 2015, $1,376 of the costs included in our environmental accruals were covered by an environmental insurance policy which we purchased during 2002. The insurance policy covers up to $12,911 of remediation costs, of which $11,535 had been paid through September 30, 2015. This insurance policy does not cover properties acquired subsequent to 2002. However, costs included in our environmental accruals for such properties were not material as of September 30, 2015. We do not anticipate significant net cash outlays for environmental matters in 2015. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites. We consider the realization of recovery under the insurance policy to be probable based on the insurance contract in place with a reputable and financially-sound insurance company. As our environmental accruals include our best estimates of these costs, we have recorded receivables from the insurance company within other current assets and other non-current assets based on the amounts of our environmental accruals for insured sites.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported. The related accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets.

The liability for workers' compensation, which totaled $3,981 as of September 30, 2015 and $4,040 as of December 31, 2014, is accounted for on a discounted basis. The difference between the discounted and undiscounted workers' compensation liability was not significant as of September 30, 2015 or December 31, 2014. We record liabilities for medical and dental benefits for active employees and those employees on long-term disability. Our liability for active employees is not recorded on a discounted basis as we expect the benefits to be paid in a relatively short period of time. Our liability for those employees on long-term disability is accounted for on a discounted basis. Our total liability for these medical and dental benefits totaled $2,390 as of September 30, 2015 and $2,361 as of December 31, 2014. The difference between the discounted and undiscounted medical and dental liability was not significant as of September 30, 2015 or December 31, 2014.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 1,190 shares remained available for purchase under this authorization as of September 30, 2015. During the quarter and nine months ended September 30, 2015, we repurchased 772 shares for $46,996.

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

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper; rewards and loyalty programs; fraud protection and security services; various customer acquisition programs; marketing communications services; financial institution profitability and risk management services; supply chain management expertise; and data and analytics marketing solutions. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

The following is our segment information as of and for the quarters ended September 30, 2015 and 2014:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$288,966	$110,894	$39,956	$—	$439,816
customers:	2014	278,268	92,072	42,864	—	413,204
Operating income:	2015	51,873	23,364	14,131	—	89,368
	2014	42,948	19,133	14,651	—	76,732
Depreciation and amortization	2015	11,825	5,979	949	—	18,753
expense:	2014	11,125	3,126	1,676	—	15,927
Asset impairment charge:	2015	—	—	—	—	—
	2014	6,468	—	—	—	6,468
Total assets:	2015	990,282	270,421	161,636	270,082	1,692,421
	2014	941,927	157,921	164,083	407,533	1,671,464
Capital asset purchases:	2015	—	—	—	10,242	10,242
	2014	—	—	—	9,798	9,798

The following is our segment information as of and for the nine months ended September 30, 2015 and 2014:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$848,216	$335,134	$125,958	$—	$1,309,308
customers:	2014	812,475	279,082	134,012	—	1,225,569
Operating income:	2015	149,545	69,280	44,713	—	263,538
	2014	135,133	63,233	44,121	—	242,487
Depreciation and amortization	2015	33,265	17,760	3,406	—	54,431
expense:	2014	33,924	9,519	5,102	—	48,545
Asset impairment charge:	2015	—	—	—	—	—
	2014	6,468	—	—	—	6,468
Total assets:	2015	990,282	270,421	161,636	270,082	1,692,421
	2014	941,927	157,921	164,083	407,533	1,671,464
Capital asset purchases:	2015	—	—	—	29,549	29,549
	2014	—	—	—	29,649	29,649

Note 15: Supplemental guarantor financial information

Our long-term notes due in 2020 (Note 11), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$7,832	$1,341	$53,922	$(200)	$62,895
Trade accounts receivable, net	—	91,018	9,362	—	100,380
Inventories and supplies	—	39,772	2,423	—	42,195
Deferred income taxes	9,191	641	93	—	9,925
Funds held for customers	—	—	49,545	—	49,545
Other current assets	6,692	37,244	2,863	—	46,799
Total current assets	23,715	170,016	118,208	(200)	311,739
Deferred income taxes	2,578	—	1,246	(2,578)	1,246
Long-term investments	36,411	7,363	—	—	43,774
Property, plant and equipment, net	4,370	73,359	5,039	—	82,768
Assets held for sale	—	—	13,970	—	13,970
Intangibles, net	1,969	222,663	3,206	—	227,838
Goodwill	—	882,320	1,499	—	883,819
Investments in consolidated subsidiaries	1,191,248	81,014	—	(1,272,262)	—
Intercompany receivable	27,136	—	—	(27,136)	—
Other non-current assets	7,944	119,160	163	—	127,267
Total assets	$1,295,371	$1,555,895	$143,331	$(1,302,176)	$1,692,421

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,552	$60,967	$2,890	$(200)	$77,209
Accrued liabilities	25,630	134,673	52,646	—	212,949
Short-term borrowings	319,000	—	—	—	319,000
Long-term debt due within one year	1,031	—	18	—	1,049
Total current liabilities	359,213	195,640	55,554	(200)	610,207
Long-term debt	198,430	—	32	—	198,462
Deferred income taxes	—	97,212	—	(2,578)	94,634
Intercompany payable	—	26,111	1,025	(27,136)	—
Other non-current liabilities	17,655	45,684	5,706	—	69,045
Total shareholders' equity	720,073	1,191,248	81,014	(1,272,262)	720,073
Total liabilities and shareholders' equity	$1,295,371	$1,555,895	$143,331	$(1,302,176)	$1,692,421

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$345,820	$15,961	$—	$361,781
Service revenue	28,005	72,419	6,709	(29,098)	78,035
Total revenue	28,005	418,239	22,670	(29,098)	439,816
Cost of products	—	(124,910)	(7,684)	—	(132,594)
Cost of services	(29,218)	(24,016)	(2,272)	28,798	(26,708)
Total cost of revenue	(29,218)	(148,926)	(9,956)	28,798	(159,302)
Gross profit	(1,213)	269,313	12,714	(300)	280,514
Operating expenses	—	(182,823)	(8,623)	300	(191,146)
Operating (loss) income	(1,213)	86,490	4,091	—	89,368
Interest expense	(4,126)	(4,126)	—	3,865	(4,387)
Other income	3,737	746	301	(3,865)	919
(Loss) income before income taxes	(1,602)	83,110	4,392	—	85,900
Income tax benefit (provision)	3,382	(31,341)	(1,024)	—	(28,983)
Income before equity in earnings of consolidated subsidiaries	1,780	51,769	3,368	—	56,917
Equity in earnings of consolidated subsidiaries	55,137	3,368	—	(58,505)	—
Net income	$56,917	$55,137	$3,368	$(58,505)	$56,917
Comprehensive income	$52,680	$50,857	$(1,181)	$(49,676)	$52,680

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

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,018,518	$57,174	$—	$1,075,692
Service revenue	83,116	217,412	19,638	(86,550)	233,616
Total revenue	83,116	1,235,930	76,812	(86,550)	1,309,308
Cost of products	—	(355,690)	(28,900)	—	(384,590)
Cost of services	(89,348)	(78,770)	(6,192)	90,978	(83,332)
Total cost of revenue	(89,348)	(434,460)	(35,092)	90,978	(467,922)
Gross profit	(6,232)	801,470	41,720	4,428	841,386
Operating expenses	—	(544,450)	(28,970)	(4,428)	(577,848)
Operating (loss) income	(6,232)	257,020	12,750	—	263,538
Loss on early debt extinguishment	(8,917)	—	—	—	(8,917)
Interest expense	(14,727)	(10,121)	(1)	9,527	(15,322)
Other income	9,680	1,355	666	(9,527)	2,174
(Loss) income before income taxes	(20,196)	248,254	13,415	—	241,473
Income tax benefit (provision)	10,671	(89,743)	(3,481)	—	(82,553)
(Loss) income before equity in earnings of consolidated subsidiaries	(9,525)	158,511	9,934	—	158,920
Equity in earnings of consolidated subsidiaries	168,445	9,934	—	(178,379)	—
Net income	$158,920	$168,445	$9,934	$(178,379)	$158,920
Comprehensive income	$150,190	$159,587	$269	$(159,856)	$150,190

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

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(2,056)	$205,987	$10,852	$3,129	$217,912

Cash flows from investing activities:
Purchases of capital assets	(1,317)	(26,094)	(2,138)	—	(29,549)
Payments for acquisitions, net of cash acquired	(26)	(50,907)	—	—	(50,933)
Proceeds from company-owned life insurance policies	3,973	—	—	—	3,973
Other	(387)	1,182	10	—	805
Net cash provided (used) by investing activities	2,243	(75,819)	(2,128)	—	(75,704)
Cash flows from financing activities:
Net proceeds from short-term borrowings	159,000	—	—	—	159,000
Payments on long-term debt, including costs of debt reacquisition	(207,779)	—	(12)	—	(207,791)
Payments for debt issue costs	(136)	—	—	—	(136)
Proceeds from issuing shares under employee plans	5,492	—	—	—	5,492
Excess tax benefit from share-based employee awards	1,816	—	—	—	1,816
Payments for common shares repurchased	(46,996)	—	—	—	(46,996)
Cash dividends paid to shareholders	(44,965)	—	—	—	(44,965)
Advances from (to) consolidated subsidiaries	132,878	(133,077)	199	—	—
Other	—	(92)	(150)	—	(242)
Net cash (used) provided by financing activities	(690)	(133,169)	37	—	(133,822)
Effect of exchange rate change on cash	—	—	(7,032)	—	(7,032)
Net change in cash and cash equivalents	(503)	(3,001)	1,729	3,129	1,354
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$7,832	$1,341	$53,922	$(200)	$62,895

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(227)	$191,159	$9,563	$2,864	$203,359

Cash flows from investing activities:
Purchases of capital assets	(560)	(27,910)	(1,179)	—	(29,649)
Payments for acquisitions, net of cash acquired	—	(12,144)	—	—	(12,144)
Proceeds from company-owned life insurance policies	897	—	—	—	897
Other	(319)	770	11	—	462
Net cash provided (used) by investing activities	18	(39,284)	(1,168)	—	(40,434)
Cash flows from financing activities:
Net payments on short-term borrowings	—	(125)	—	—	(125)
Payments on long-term debt, including costs of debt reacquisition	(645)	(170)	(5)	—	(820)
Payments for debt issue costs	(1,085)	—	—	—	(1,085)
Proceeds from issuing shares under employee plans	8,814	—	—	—	8,814
Excess tax benefit from share-based employee awards	2,581	—	—	—	2,581
Payments for common shares repurchased	(60,119)	—	—	—	(60,119)
Cash dividends paid to shareholders	(42,631)	—	—	—	(42,631)
Advances from (to) consolidated subsidiaries	155,249	(155,478)	229	—	—
Net cash provided (used) by financing activities	62,164	(155,773)	224	—	(93,385)
Effect of exchange rate change on cash	—	—	(2,628)	—	(2,628)
Net change in cash and cash equivalents	61,955	(3,898)	5,991	2,864	66,912
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of period	$133,927	$3,093	$51,220	$(239)	$188,001

Note 16: Subsequent event

On October 16, 2015, we acquired 100% of Datamyx LLC for aggregate cash payments of approximately $160,000, subject to customary post-closing adjustments. Datamyx is a provider of risk-based, data-driven marketing solutions which we believe will further enhance our Financial Services product set by providing valuable marketing tools and other analytical services our customers use to help them grow their businesses. In conjunction with this acquisition, we exercised our right to increase the size of our existing credit facility to $525,000. As of the date of the acquisition, $428,000 was drawn on our expanded credit facility. The allocation of the purchase price to the assets acquired and liabilities assumed has not yet been determined.

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

Marketing solutions and other services – All three of our segments offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as provide various other service offerings. Our Small Business Services segment offers services designed to fulfill the sales and marketing needs of small businesses, including web design, hosting and other web services; search engine optimization; marketing services, including email, mobile, social media and other self-service marketing solutions; digital printing services; and logo design. In addition, Small Business Services offers products such as promotional products, postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards, as well as service offerings, including fraud protection and security, and payroll services. Financial Services offers a suite of financial technology solutions that integrates receivables, accelerates deposits and payments, and eliminates paper; rewards and loyalty programs; fraud protection and security services; various customer acquisition programs; marketing communications services; financial institution profitability and risk management services; supply chain management expertise; and data and analytics marketing solutions. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Earnings for the first nine months of 2015, as compared to the first nine months of 2014, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Our Strategies

Details concerning our strategies were provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). We made no significant changes to our strategies during the first nine months of 2015.

Consistent with our strategies, during the first nine months of 2015, we acquired the operations of eight small business distributors, as well as selected assets of Range, Inc., a marketing services provider; Verify Valid LLC, a provider of electronic check payment services; Tech Assets, Inc., a provider of shared hosting websites to small businesses; and FMC Resource Management Corporation, a marketing services provider. The acquisitions were completed for aggregate cash payments of $46.8 million, net of cash acquired, plus non-cash consideration. The results of operations of all of these businesses, with the exception of two small business distributors, are included in our Small Business Services segment from their acquisition dates. The results of operations of two of the acquired distributors are included in our Financial Services segment from their acquisition dates, as their customers consist primarily of financial institutions. Further information regarding these acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

On October 16, 2015, we acquired Datamyx LLC for aggregate cash payments of approximately $160 million, subject to customary post-closing adjustments. Datamyx is a provider of risk-based, data-driven marketing solutions which we believe will further enhance our Financial Services product set by providing valuable marketing tools and other analytical services our customers need to help them grow their businesses. In conjunction with this acquisition, we exercised our right to increase the size of our existing credit facility to $525 million. As of the date of the acquisition, $428 million was drawn on our expanded credit facility. During the remainder of the fourth quarter of 2015, Datamyx is expected to contribute approximately $7 million in revenue and is expected to be approximately $0.06 dilutive to earnings per share, including approximately $0.02 per share for transaction costs.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2015, as compared to our 2014 results of operations. We are currently on track to realize these cost reductions, primarily from our sales, marketing and fulfillment organizations. Approximately 60% of these savings are expected to impact selling, general and administrative (SG&A) expense, with the remaining 40% affecting total cost of revenue.

Outlook for 2015

We anticipate that consolidated revenue will be between $1.765 billion and $1.775 billion for 2015, compared to $1.674 billion for 2014. In Small Business Services, we expect revenue to increase between 4% and 5% compared to 2014 revenue of $1.11 billion. Volume declines in core business products, lower search engine marketing/optimization revenue resulting from our decision in 2014 to reduce the revenue base of this business line, and unfavorable foreign currency exchange rates are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. In Financial Services, we expect revenue to increase between 15% and 16% compared to 2014 revenue of $391.1 million. We expect continued growth in marketing solutions and other services, including incremental revenue from the Wausau Financial Systems, Inc. acquisition in October 2014, the Datamyx acquisition in October 2015, and growth in our Deluxe Rewards service offerings, as well as higher revenue per order and a full year of revenue from a new large financial institution client acquired in the fourth quarter of 2014. We expect these revenue increases to be partially offset by year-over-year secular check order declines of slightly over 6%, as well as the impact of contract renewal allowances. In Direct Checks, we expect revenue to decline approximately 6% compared to 2014 revenue of $176.4 million, driven primarily by secular check order volume declines resulting from reduced check usage, as well as the elimination of marketing expenditures that no longer meet our return criteria.

We expect that 2015 diluted earnings per share will be between $4.31 and $4.37, including total charges of $0.20 per share for the loss on early debt extinguishment in the first quarter of 2015, restructuring costs and transaction costs related to acquisitions, compared to $3.96 for 2014, which included total charges of $0.24 per share related to restructuring costs, asset impairment charges and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities and lower interest expense will be partially offset by a continued sluggish economy, increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2015 will be approximately 34.0%, compared to 32.8% for 2014. A number of discrete credits to income tax expense in 2014 collectively reduced our 2014 tax rate by 0.9 points.

We anticipate that net cash provided by operating activities will be between $300 million and $305 million in 2015, compared to $280 million in 2014, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, transaction-related and performance-based compensation payments. We anticipate contract acquisition payments of approximately $15 million in 2015, and we estimate that capital spending will be approximately $40 million in 2015, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest and debt principal payments, and periodic share repurchases to offset the dilutive impact of shares issued under our employee stock incentive plan, as well as possible small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. In April 2014, our board of directors increased our quarterly dividend amount from $0.25 per share to $0.30 per share. Dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. In October 2015, we exercised our right to increase the size of our existing credit facility to $525 million in conjunction with the acquisition of Datamyx LLC on October 16, 2015. As of the date of the acquisition, $428 million was drawn on our expanded credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Details concerning business challenges/market risks were provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no significant changes in these items during the first nine months of 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2015	2014	Change	2015	2014	Change
Total revenue	$439,816	$413,204	6.4%	$1,309,308	$1,225,569	6.8%
Orders(1)	13,198	13,445	(1.8%)	40,110	39,021	2.8%
Revenue per order	$33.32	$30.73	8.4%	$32.64	$31.41	3.9%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was primarily due to growth in marketing solutions and other services revenue of $30 million for the third quarter of 2015 and $89 million for the first nine months of 2015. These amounts include incremental revenue from businesses acquired during 2015 and 2014 of $23 million for the third quarter of 2015 and $67 million for the first nine months of 2015, as well as growth in our distributor channel. In addition, revenue for both periods benefited from price increases in all three segments, and our Small Business Services distributor channel also contributed revenue growth in other product categories of approximately $4 million for the third quarter of 2015 and $9 million for the first nine months of 2015. These revenue increases were partially offset by lower order volume for both personal and business checks, as well as contract renewal allowances within Financial Services.

Service revenue represented 17.8% of total revenue for the first nine months of 2015 and 15.1% for the first nine months of 2014. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Checks, including contract settlements	49.1%	52.7%	50.4%	53.7%
Marketing solutions and other services	30.1%	24.8%	29.0%	23.7%
Forms	12.1%	13.0%	12.1%	12.9%
Accessories and other products	8.7%	9.5%	8.5%	9.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the third quarter of 2015, as compared to the third quarter of 2014, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions in 2015 and 2014, and growth in the Small Business Services distributor channel. For the nine month period, the number of orders increased as compared to 2014 as growth in marketing solutions and other services, including the impact of acquisitions in 2015 and 2014, and growth in the Small Business Services distributor channel, more than offset the impact of the continuing decline in check and forms usage.

Revenue per order increased for the third quarter and first nine months of 2015, as compared to the same periods in 2014, primarily due to the benefit of price increases in all three segments and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total cost of revenue	$159,302	$150,150	6.1%	$467,922	$440,969	6.1%
Total cost of revenue as a percentage of total revenue	36.2%	36.3%	(0.1) pts.	35.7%	36.0%	(0.3) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was primarily attributable to the growth in revenue. This included businesses we acquired in 2015 and 2014, which incurred incremental costs of approximately $8 million for the third quarter of 2015 and $24 million for the first nine months of 2015, as well as growth in our Small Business Services distributor channel, which generated an increase in outsourced product costs of approximately $11 million for the third quarter of 2015 and $18 million for the first nine months of 2015. Additionally, delivery rates and material costs increased in 2015. Partially offsetting these increases in total cost of revenue were manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4 million for the third quarter of 2015 and $13 million for the first nine months of 2015.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
SG&A expense	$189,641	$175,661	8.0%	$575,110	$527,138	9.1%
SG&A expense as a percentage of total revenue	43.1%	42.5%	0.6 pts.	43.9%	43.0%	0.9 pts.

The increase in SG&A expense for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 and 2014 of approximately $13 million for the third quarter of 2015 and $43 million for the first nine months of 2015, as well as investments in revenue growth opportunities, including growth in our Small Business Services distributor channel and brand awareness initiatives. In addition, Small Business Services commission expense increased $1 million for the third quarter of 2015 and $5 million for the first nine months of 2015, due primarily to increased commission rates. These increases were partially offset by various expense reduction initiatives of approximately $6 million for the third quarter of 2015 and $23 million for the first nine months of 2015 within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Net restructuring charges	$1,505	$4,193	$(2,688)	$2,738	$8,507	$(5,769)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. Restructuring charges and reversals relate to direct costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, total cost of revenue in our consolidated statements of comprehensive income included net restructuring charges of $0.2 million for the third quarter of 2015, $0.2 million for the third quarter of 2014, $0.4 million for the first nine months of 2015, and $0.3 million for the first nine months of 2014. Further information can be found under Restructuring Costs.

Asset Impairment Charge

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Asset impairment charge	$—	$6,468	$(6,468)	$—	$6,468	$(6,468)

During the third quarter of 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business had been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows. Our analysis resulted in a non-cash, pre-tax impairment charge of $6.5 million during the third quarter of 2014, which reflects writing down the net book value of the related intangible assets to zero.

Loss on Early Debt Extinguishment

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Loss on early debt extinguishment	$—	$—	$—	$8,917	$—	$8,917

During the first quarter of 2015, we retired all $200.0 million of our 7.0% senior notes due in March 2019, realizing a pre-tax loss of $8.9 million, consisting of a contractual call premium and the write-off of related debt issuance costs. We funded the retirement utilizing our credit facility and a short-term bank loan. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Interest expense	$4,387	$9,580	(54.2%)	$15,322	$28,677	(46.6%)
Weighted-average debt outstanding	516,582	655,777	(21.2%)	533,940	655,773	(18.6%)
Weighted-average interest rate	2.9%	5.3%	(2.4) pts.	3.4%	5.3%	(1.9) pts.

The decrease in interest expense for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was driven by changes in our debt structure. In October 2014, long-term notes of $253.5 million matured. These notes had a weighted-average interest rate of 4.3% during the first nine months of 2014, including the impact of hedging activities. We utilized cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. In addition, in March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under our short-term borrowings carried a weighted-average interest rate of 1.6% during the first nine months of 2015.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Income tax provision	$28,983	$23,042	25.8%	$82,553	$72,800	13.4%
Effective tax rate	33.7%	34.1%	(0.4) pts.	34.2%	33.9%	0.3 pts.

The decrease in our effective tax rate for the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to higher non-taxable proceeds from company-owned life insurance policies in the third quarter of 2015.

The increase in our effective tax rate for the first nine months of 2015, as compared to the first nine months of 2014, was primarily due to a number of minor discrete credits to income tax expense in the first nine months of 2014, which collectively decreased our 2014 effective tax rate 0.2 points. In addition, our 2015 tax rate included a number of minor discrete charges to income tax expense which collectively increased our 2015 effective tax rate 0.2 points. We expect that our annual effective tax rate for 2015 will be approximately 34%, which assumes that federal legislation will be enacted before the end of 2015 allowing us to claim the research and development credit on our 2015 federal income tax return.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs which are expensed as incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities, including one call center in 2015 and one printing facility in 2014. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2015	2014	2015	2014
Severance accruals	$1,443	$4,546	$3,493	$7,213
Severance reversals	(282)	(271)	(976)	(866)
Operating lease obligations	88	—	88	—
Net restructuring accruals	1,249	4,275	2,605	6,347
Other costs	489	80	551	2,464
Net restructuring charges	$1,738	$4,355	$3,156	$8,811
Number of employees included in severance accruals	50	145	200	210

The employee reductions included in our restructuring accruals are expected to be completed by the fourth quarter of 2015, and we expect most of the related severance payments to be paid by mid-2016, utilizing cash from operations.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising, referrals from financial institutions and telecommunications clients, Safeguard® distributors, a network of local dealers, a direct sales force which focuses on major accounts, and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$288,966	$278,268	3.8%	$848,216	$812,475	4.4%
Operating income	51,873	42,948	20.8%	149,545	135,133	10.7%
Operating margin	18.0%	15.4%	2.6 pts.	17.6%	16.6%	1.0 pts.

The increase in total revenue for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was due primarily to growth in marketing solutions and other services revenue of $10 million for the third quarter of 2015 and $27 million for the first nine months of 2015. These amounts include incremental revenue of $4 million for the third quarter of 2015 and $12 million for the first nine months of 2015 from the acquisitions of Range, Tech Assets and FMC in 2015 and Gift Box Corporation of America in May 2014, as well as growth in our distributor channel. Further information regarding our 2015 acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in marketing solutions and other services revenue were partially offset by lower search engine marketing/optimization revenue resulting from our decision in the third quarter of 2014 to reduce the revenue base of this business. In addition, revenue for both periods benefited from price increases and our distributor channel also contributed revenue growth in other product categories of approximately $4 million for the third quarter of 2015 and $9 million for the first nine months of 2015. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks, accessories and forms, as well as an unfavorable currency exchange rate impact of $3 million for the third quarter of 2015 and $8 million for the first nine months of 2015.

The increase in operating income and operating margin for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was primarily due to price increases and benefits of our cost reduction initiatives. Additionally, 2014 results included an asset impairment charge of $6.5 million, which reduced operating margin for the third quarter of 2014 by 2.3 points, and restructuring costs were $1.0 million lower for the third quarter of 2015 and $3.3 million lower for the first nine months of 2015, as compared to 2014. Further information regarding the asset impairment charge can be found under Consolidated Results of Operations and further information regarding the restructuring costs can be found under Restructuring Costs. Partially offsetting these increases in operating income and operating margin were increased investments in revenue growth opportunities, including those to grow our distributor channel and planned brand awareness initiatives. In addition, commission expense increased $1 million for the third quarter of 2015 and $5 million for the first nine months of 2015 due primarily to increased commission rates, and delivery rates and material costs also increased in 2015.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$110,894	$92,072	20.4%	$335,134	$279,082	20.1%
Operating income	23,364	19,133	22.1%	69,280	63,233	9.6%
Operating margin	21.1%	20.8%	0.3 pts.	20.7%	22.7%	(2.0) pts.

The increase in revenue for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was due to growth in marketing solutions and other services of $20 million for the third quarter of 2015 and $62 million for the first nine months of 2015. These amounts include incremental revenue from the Wausau Financial Systems, Inc. (Wausau) acquisition in October 2014 of $19 million for the third quarter of 2015 and $55 million for the first nine months of 2015, as well as increased revenue from our Deluxe Rewards service offerings. Additionally, revenue in both periods benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The increase in operating income for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was primarily due to price increases, the benefit of our continuing cost reduction initiatives and positive operating income generated by the Wausau acquisition. In addition, restructuring costs decreased $1.6 million for the third quarter of 2015 and $2.1 million for the first nine months of 2015. Further information regarding the restructuring costs can be found under Restructuring Costs. Partially offsetting these increases in operating income was the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2015.

The increase in operating margin for the third quarter of 2015, as compared to the third quarter of 2014, was primarily driven by price increases, the benefit of our continuing cost reduction initiatives and the decrease in restructuring costs. These increases in operating margin were partially offset by the operating results of Wausau, as well as contract renewal allowances and increased delivery and material costs in 2015. The operating results of Wausau, including acquisition-related amortization, reduced Financial Services' operating margin 2.2 points for the third quarter of 2015.

The decrease in operating margin for the first nine months of 2015, as compared to the first nine months of 2014, was primarily driven by the operating results of Wausau, as well as contract renewal allowances and increased delivery and material costs in 2015. The operating results of Wausau, including acquisition-related amortization, reduced Financial Services' operating margin 3.8 points for the first nine months of 2015. These decreases in operating margin were partially offset by price increases, the benefit of our continuing cost reduction initiatives and the decrease in restructuring costs.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2015	2014	Change	2015	2014	Change
Total revenue	$39,956	$42,864	(6.8%)	$125,958	$134,012	(6.0%)
Operating income	14,131	14,651	(3.5%)	44,713	44,121	1.3%
Operating margin	35.4%	34.2%	1.2 pts.	35.5%	32.9%	2.6 pts.

The decrease in revenue for the third quarter and first nine months of 2015, as compared to the same periods in 2014, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing expenditures that no longer meet our return criteria. Partially offsetting the volume decline was higher revenue per order, driven by better email marketing conversion rates and an improved call center incentive plan, as well as price increases.

The decrease in operating income for the third quarter of 2015, as compared to the third quarter of 2014, was due primarily to lower order volume and increased delivery rates and material costs in 2015. These decreases in operating income were partially offset by benefits from our cost reduction initiatives and higher revenue per order.

The increase in operating income and operating margin for the first nine months of 2015, as compared to the first nine months of 2014, was due primarily to benefits from our cost reduction initiatives, higher revenue per order and a decrease of $0.3 million in restructuring costs. Further information regarding the restructuring costs can be found under Restructuring Costs. These increases in operating income and operating margin were partially offset by lower order volume and increased delivery rates and material costs in 2015.

CASH FLOWS AND LIQUIDITY

As of September 30, 2015, we held cash and cash equivalents of $62.9 million. The following table shows our cash flow activity for the nine months ended September 30, 2015 and 2014, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$217,912	$203,359	$14,553
Net cash used by investing activities	(75,704)	(40,434)	(35,270)
Net cash used by financing activities	(133,822)	(93,385)	(40,437)
Effect of exchange rate change on cash	(7,032)	(2,628)	(4,404)
Net change in cash and cash equivalents	$1,354	$66,912	$(65,558)

The $14.6 million increase in net cash provided by operating activities for the first nine months of 2015, as compared to the first nine months of 2014, was primarily due to stronger operating performance and a $10.2 million decrease in interest payments due primarily to the maturity of long-term notes in October 2014 and the retirement of long-term notes in March 2015. These increases in net cash provided by operating activities were partially offset by accelerated payments of accounts payable as we modified vendor terms and took advantage of early payment discounts, a $7.7 million increase in income tax payments and a $6.0 million increase in performance-based compensation payments related to our 2014 performance.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Income tax payments	$83,546	$75,874	$7,672
Performance-based compensation payments	31,046	25,050	5,996
Funding of medical benefits	18,289	14,000	4,289
Interest payments	16,497	26,711	(10,214)
Contract acquisition payments	9,843	9,831	12
Severance payments	4,420	6,507	(2,087)

Net cash used by investing activities for the first nine months of 2015 was $35.3 million higher than the first nine months of 2014, driven primarily by an increase in payments for acquisitions of $38.8 million. In 2015, we acquired eight small business distributors and certain assets of Range, Inc., Verify Valid LLC, Tech Assets, Inc. and FMC Resource Management Corporation, and we made additional holdback payments for previous acquisitions, for aggregate payments of $50.9 million, net of cash acquired. In 2014, we acquired small business distributors, NetClime, Inc. and selected assets of Gift Box Corporation of America for an aggregate of $12.1 million, net of cash acquired. Partially offsetting this increase in cash used by investing activities was an increase of $3.1 million in proceeds from company-owned life insurance policies in 2015.

Net cash used by financing activities for the first nine months of 2015 was $40.4 million higher than the first nine months of 2014 due primarily to an increase of $207.0 million in payments on long-term debt due to the redemption of $200.0 million of our long-term notes due in 2019. In addition, proceeds from issuing shares under employee plans decreased $3.3 million, as fewer stock options were exercised in 2015, and dividend payments increased $2.3 million as we increased our per share dividend amount in the second quarter of 2014. Partially offsetting these increases in cash used by financing activities were net proceeds from short-term borrowings of $159.0 million during 2015, which were used primarily for the redemption of a portion of our long-term debt, as well as a decrease of $13.1 million in payments to repurchase common shares, as we repurchased fewer shares in 2015.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Net proceeds from short-term borrowings	$159,000	$—	$159,000
Proceeds from issuing shares under employee plans	5,492	8,814	(3,322)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2015	2014	Change
Payments on long-term debt, including costs of debt reacquisition	$207,791	$820	$206,971
Payments for acquisitions, net of cash acquired	50,933	12,144	38,789
Payments for common shares repurchased	46,996	60,119	(13,123)
Cash dividends paid to shareholders	44,965	42,631	2,334
Purchases of capital assets	29,549	29,649	(100)

We anticipate that net cash provided by operating activities will be between $300 million and $305 million in 2015, compared to $280 million in 2014, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, transaction-related and performance-based compensation payments. We anticipate that net cash provided by operating activities in 2015 will be utilized for periodic share repurchases, dividend payments, capital expenditures of approximately $40 million and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure.

As of September 30, 2015, $68.3 million was available for borrowing under our credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan. We may also, from time to time, consider retiring outstanding debt through open market repurchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

As of September 30, 2015, our subsidiaries located in Canada held cash and marketable securities of $53.9 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the U.S. at one time, we would incur a U.S. tax liability of approximately $7 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest and principal payments, as well as periodic share repurchases and small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $518.5 million as of September 30, 2015, a decrease of $35.8 million from December 31, 2014. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. As of September 30, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2015 included a $2.8 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2014, this fair value adjustment was a decrease of $8.1 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 7: Derivative financial instruments” and “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2014 Form 10-K.

Our capital structure for each period was as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$2,327	2.0%	$202,379	6.9%	$(200,052)
Floating interest rate	516,184	2.9%	351,933	3.5%	164,251
Total debt	518,511	2.9%	554,312	4.7%	(35,801)
Shareholders’ equity	720,073		647,497		72,576
Total capital	$1,238,584		$1,201,809		$36,775

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 1.2 million shares remained available for purchase under this authorization as of September 30, 2015. During the first nine months of 2015, we repurchased 0.8 million shares for $47.0 million, with all of the repurchases occurring in the third quarter of 2015. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan. As of September 30, 2015, $50.0 million was outstanding under the bank loan at an interest rate of 1.8%. We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of September 30, 2015, we had a $350.0 million credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreements governing the credit facility and our short-term bank loan contain customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreements also contain financial covenants regarding our leverage ratio and interest coverage, and our credit facility agreement also contains a financial covenant regarding liquidity. We were in compliance with all debt covenants as of September 30, 2015, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of September 30, 2015, $269.0 million was drawn on our credit facility at a weighted-average interest rate of 1.7%. As of December 31, 2014, $160.0 million was drawn on our credit facility at a weighted-average interest rate of 1.6%. As of September 30, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$350,000
Amount drawn on credit facility	(269,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of September 30, 2015	$68,274

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

In October 2015, we exercised our right to increase the size of our existing credit facility to $525 million in conjunction with the acquisition of Datamyx LLC on October 16, 2015. As of the date of the acquisition, $428 million was drawn on our expanded credit facility. Further information regarding this acquisition can be found under Executive Overview.

OTHER FINANCIAL POSITION INFORMATION

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the nine months ended September 30, 2015 and 2014 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $9.8 million for the first nine months of 2015 and the first nine months of 2014. We anticipate cash payments of approximately $15 million for the year ending December 31, 2015.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $8.4 million as of September 30, 2015 and $9.8 million as of December 31, 2014. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $30.7 million as of September 30, 2015 and $36.8 million as of December 31, 2014.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. As discussed in the 2014 Form 10-K, in March 2015, we redeemed $200.0 million of long-term notes due in 2019.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first nine months of 2015 or during 2014.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2014 Form 10-K. There were no changes in these policies during the first nine months of 2015.

During the third quarter of 2015, we completed the annual impairment analysis of goodwill and our indefinite-lived trade name. In completing the 2015 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned, with the exception of our Financial Services Commercial reporting unit, which was acquired subsequent to our 2014 annual impairment analysis. Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014 in which the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74.0 million and $1.13 billion, or by amounts between 47% and 482% above the carrying values of their net assets. In completing our 2015 qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. In addition, the quantitative analysis completed for our Financial Services Commercial reporting unit indicated that its fair value exceeded its carrying value by approximately 13%. This relatively small margin is primarily due to the reporting unit being recently acquired. As the excess of the fair value over the carrying value for this reporting unit was not significant, this impairment assessment is sensitive to changes in the forecasted revenues, profits and cash flows of the reporting unit. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of this reporting unit. This could reduce the excess of the fair value over the carrying value of the reporting unit, which could then result in a goodwill impairment charge. Total goodwill for this reporting unit was approximately $45 million as of September 30, 2015.

In completing the annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment. This assessment indicated that the estimated fair value of the asset exceeded its carrying value of $19.1 million by approximately $20.0 million. In this analysis, we assumed a discount rate of 13.0% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $2.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $13.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2015, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$269,000	$269,000	1.7%
Long-term notes maturing November 2020, including decrease of $2,816 related to cumulative change in fair value of hedged debt	197,184	210,200	5.0%
Short-term bank loan	50,000	50,000	1.8%
Capital lease obligations	2,327	2,327	2.0%
Total debt	$518,511	$531,527	2.9%

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

We entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. As of September 30, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2015 included a $2.8 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of September 30, 2015 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $3.6 million change in interest expense for the first nine months of 2015.

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

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, which were completed during the third quarter of 2015:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2015 – July 31, 2015	232,400	$62.70	232,400	1,729,707
August 1, 2015 – August 31, 2015	418,700	60.63	418,700	1,311,007
September 1, 2015 – September 30, 2015	121,200	58.08	121,200	1,189,807
Total	772,300	60.85	772,300	1,189,807

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 1.2 million shares remained available for purchase under this authorization as of September 30, 2015.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended September 30, 2015, we withheld 5,691 shares in conjunction with the vesting and exercise of equity-based awards.

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
4.13
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
*
4.14
Fifth Supplemental Indenture, dated as of June 15, 2015, among us, Image Distribution Services, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 27, 2015	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2015	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) Condensed Notes to Unaudited Consolidated Financial Statements