Form 10-K
period 2015-12-31
DELUXE CORP
filed 2016-02-19
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

Registrant’s telephone number, including area code: (651) 483-7111

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $3,063,146,952 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 30, 2015. The number of outstanding shares of the registrant's common stock as of February 9, 2016, was 48,963,695.

Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

Item 1. Business.

Deluxe Corporation was founded in 1915 and was incorporated under the laws of the State of Minnesota in 1920. From 1920 until 1988, our company was named Deluxe Check Printers, Incorporated. Our principal corporate offices are located at 3680 Victoria Street North, Shoreview, Minnesota 55126-2966. Our main telephone number is (651) 483-7111 and our web address is www.deluxe.com.

COMPANY OVERVIEW

Over 100 years ago, Deluxe Corporation began providing payment solutions. Our longevity is a testament to our innovation and our ability to evolve with our customers. We now provide a suite of products and services that was unimaginable 100 years ago and have become a trusted partner to small businesses and an integral part of the financial services industry. Our vision is to be the best at helping small businesses and financial institutions grow. We provide a suite of customer life cycle management solutions that help our customers acquire and engage their customers across multiple channels. To promote and sell a wide range of products and services, we use printed and electronic marketing; a direct sales force; referrals from financial institutions, telecommunication clients and other partners; purchased search results from online search engines; and independent distributors and dealers. Over the past 24 months, our Small Business Services segment has provided products and services to 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,100 financial institution clients. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2015, checks represented 40.1% of our Small Business Services segment's revenue, 59.7% of our Financial Services segment's revenue and 84.6% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as various other service offerings. Our Small Business Services segment offers services designed to fulfill the marketing and sales needs of small businesses, including logo and web design, hosting and other web services; search engine optimization; marketing programs, including email, mobile, social media and other self-service marketing solutions; and digital printing services. In addition, Small Business Services offers specialized services, including fraud protection and security, payroll services and electronic checks ("eChecks"), as well as promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Financial Services offers a suite of financial technology ("FinTech") solutions focused on enabling financial institutions to better manage the customer life cycle for their retail and commercial customers. These FinTech offerings include outsourced marketing campaign targeting and execution, digital channel onboarding, loyalty and rewards, technology-enabled treasury services, financial performance management, and fraud protection and security services. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which third parties' marketing materials are included in our check packages.

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

Revenue, by product and service category, as a percentage of consolidated revenue for the years ended December 31 was as follows:

	2015	2014	2013	2012	2011
Checks	49.3%	52.0%	55.8%	58.8%	61.5%
Marketing solutions and other services	30.0%	25.5%	21.6%	18.8%	15.7%
Forms	12.2%	13.0%	12.7%	13.2%	13.8%
Accessories and other products	8.5%	9.5%	9.9%	9.2%	9.0%
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%

BUSINESS SEGMENTS

Our business segments are generally organized by type of customer served and reflect the way we manage the company. Additional information concerning our segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Small Business Services

Small Business Services operates under various brands including Deluxe®, NEBS®, Safeguard®, PsPrint®, Hostopia®, Logo Mojo®, Aplus.net®, OrangeSoda® and VerticalResponse®. This is our largest segment in terms of revenue and operating income and we are concentrating on profitably growing this segment. Small Business Services strives to be a leading supplier to small businesses, as well as partners and channels who support small businesses, by providing personalized products and services that help them operate and market their businesses. This segment sells products and services to small businesses in North America and portions of South America and Europe.

Small Business Services' products are distributed through more than one channel. Our primary customer acquisition methods are direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; Safeguard distributors; a network of independent local dealers; and a growing direct sales force that focuses on selling to and through major accounts. These efforts are supplemented by the account development efforts of an outbound telemarketing group. Customer service for initial order support, product reorders and routine service is provided by a network of call center representatives located throughout the United States and Canada.

Our Small Business Services strategies are as follows:

•	Effectively acquire and retain customers by optimizing each of our sales channels;

•	Expand sales of higher growth marketing solutions and other services;

•
Increase our share of the amount small businesses spend on the types of products and services in our portfolio through increased brand awareness, channel coverage, and improved customer acquisition; and

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

We focus on identifying opportunities to expand sales to our existing customers and to acquire new customers, including the small business customer referrals we receive through our Deluxe Business Advantage® program. This program provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. Our relationships with financial institutions are important in helping us more deeply serve unique customer segments such as contractors, retailers and professional services firms. In addition, we continue to acquire customers through our telecommunications clients, media partners and major account clients. We continue to invest in our e-commerce and technology platforms to increase opportunities to market and sell on-line, and we utilize various marketing channels, including internet, direct mail solicitations and television. Our Safeguard distributor channel, dealer network and major accounts channels increase our distribution reach through dedicated “feet on the street,” resellers and partner operations, and allow us to grow sales to existing customers and acquire new customers in multiple ways. To support growth, we have also acquired the operations of several small business distributors that sell marketing solutions and other services, accessories, checks and forms.

We continuously evaluate ways to strengthen our portfolio of products and services, both through acquisitions and organic solution development. In recent years, we have acquired new businesses that have expanded our marketing solutions and other services offerings, including technology-based solutions such as web services, web-to-print capabilities, internet marketing services and eChecks. Sales of these higher growth products and services are expected to represent an increasing portion of our revenue. During 2015, we completed several asset acquisitions: Range, Inc. and FMC Resource Management Corporation, both marketing services providers; Verify Valid LLC, a provider of electronic check services; Tech Assets, Inc., a provider of shared hosting websites using strategic control panel technology; as well as purchases of several small business distributors. In 2014, we acquired selected assets of Gift Box Corporation of America, a supplier of retail packaging solutions, including gift boxes, bows, ribbon and wraps. This business operates under the name WholeStyle PackagingTM.

Over the past several years, investments in promoting and strengthening the Deluxe brand continue to increase brand awareness and loyalty. Our advertising campaigns encourage small business owners to view us as a business partner who can provide many of the key elements they need to operate and promote their business, so the owners can focus instead on personal satisfaction, the primary motivator for today's small business owner. In 2015, we used our 100-year anniversary as an opportunity to drive brand awareness. We completed a documentary campaign that highlighted 100 small businesses from across the country and focused on the owners' personal satisfaction and drive, as well as their impact on communities, culture and the economy. Our brand awareness efforts are very purpose-driven in nature, helping drive customers to small businesses on our path to increased brand awareness. In 2016, we plan to continue our campaign with more small business stories, including advice for other small business owners based on what we learned from the 100 businesses featured in 2015. We also plan to produce a web series that showcases small businesses, while incorporating marketing lessons. Lastly, our partnership with Robert Herjavec of the television show Shark Tank offers us the opportunity to provide marketing support to the businesses in which he invests.

We continue our efforts within Small Business Services to simplify processes, eliminate complexity and lower costs. Small Business Services outsources the production of some of its products, including certain business forms, promotional products and apparel. In conjunction with our cost reduction initiatives, we continually seek to further enhance our strategic supplier sourcing arrangements. In addition, the expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of facilities we operate, while still meeting client requirements. During January 2016, we closed a call center located in Los Angeles, California, and during 2015, we closed a facility located in American Fork, Utah that housed a call center and administrative functions, as well as a call center located in Charlotte, North Carolina and a sales facility located in Venice, California. The operations of these facilities were integrated into existing Small Business Services operations.

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. Building on our long-standing reputation in the financial services market as a leading check provider, we have expanded our offerings to include a growing suite of software-based products and services designed to help financial institutions better address the needs of their customers throughout the customer life cycle. Our sales force is selling these life cycle management solutions through our existing financial institution customer channel to existing clients and to new clients.

Our Financial Services strategies are as follows:

•	Optimize core check revenue streams and acquire new clients;

•	Expand sales of higher growth marketing solutions and other services that differentiate us from the competition; and

•	Continue to optimize our cost and expense structure.

Check supply contracts usually range in duration from three to six years. We continue to focus on maintaining high client retention and on acquiring new clients, adding new large financial institution clients in the fourth quarter of 2014 and the third quarter of 2013. As part of our check programs, we provide enhanced services such as customized reporting, file management, expedited account conversion support, trackable delivery and billing services. Consumers typically submit their check order to their financial institution, which then forwards the order to us. Consumers may also submit their check orders over the phone or internet. We process the order and ship it directly to the consumer. Financial Services produces a wide range of check designs, with many consumers preferring one of the dozens of licensed or cause-related designs we offer. We also continue to leverage our Deluxe Business Advantage program, which is designed to maximize financial institution business check programs. It offers many of the products and services of our Small Business Services segment to the small business customers of financial institutions through a number of service level options. The revenue from the products and services sold through this program is reflected in our Small Business Services segment.

In our ongoing efforts to expand well beyond our legacy check-related products, we offer several solutions designed to help financial institutions operate more effectively and better address the needs of their customers throughout the customer life cycle. All of these offerings build on our reputation as a longstanding and trusted partner of financial institutions, especially when it comes to outsourced solutions and securely managing sensitive customer data. Our service offerings include the following:

•
Wausau Financial Systems – a comprehensive suite of treasury management solutions available at the customer site, as well as via software-as-a-service and business process outsourced deployment models, including the offerings of FISC Solutions, which was acquired in December 2015.

•	Deluxe Rewards – a loyalty and rewards program that offers multiple touch points that enable our clients to have ongoing engagement with their customers.

•
Deluxe Marketing Services – a variety of direct marketing solutions that help financial institutions acquire new customers, deepen existing customer relationships and retain customers. These offerings leverage data and analytics to help our clients execute marketing campaigns for depository and lending products across multiple contact channels, including direct mail, email, online and digital. This suite of offerings was recently augmented with our October 2015 acquisition of Datamyx®, a software-as-a-service data and analytics platform focused on marketing programs for lending products.

•	Banker's Dashboard® – online financial management tools that provide financial institutions with comprehensive daily insights into their financial picture.

•	Deluxe Strategic Sourcing – a comprehensive, outsourced service that enables financial institutions to improve efficiency, financial controls and pricing across manifold supplier relationships.

•	Deluxe Detect® – a new account online screening tool.

•	Deluxe ProventSM – a comprehensive suite of identity protection services largely complimentary to our check offerings.

•
SwitchAgent® – a digital channel onboarding solution enabling consumers to easily set up the online banking aspects of a new account, making it easier for financial institutions to attract and anchor new customers.

We are advancing our marketing solutions and other services offerings both organically and via acquisitions. In October 2015, we acquired Datamyx LLC, which operates a software-as-a-service platform for data analytics-driven marketing solutions, and in December 2015, we acquired substantially all of the assets of FISC Solutions, which provides back-office treasury management and outsourcing services. In October 2014, we acquired Wausau Financial Systems, Inc., a provider of software-based and outsourced solutions for treasury management to financial institutions and large corporations.

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

Financial Services continues to simplify processes, eliminate complexity and lower costs. During 2015, we closed a call center located in Plymouth, Michigan, as well as a warehouse located in Livonia, Michigan, and moved these operations into an existing facility.

Direct Checks

Direct Checks is the nation's leading direct-to-consumer check supplier, selling under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com®, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others.

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

Our Direct Checks strategies are as follows:

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

MANUFACTURING AND FULFILLMENT/SUSTAINABLE PRACTICES

We continue to focus on improving the customer experience by providing excellent service and quality, reducing costs and increasing productivity. We accomplish this by embedding lean operating principles in all processes, while emphasizing a culture of continuous improvement. Under this approach, employees work together to produce products, rather than working on individual tasks in a linear fashion. Because employees assume more ownership of the end product, we experience improved quality and productivity, as well as lower costs.

We continue to sponsor “sustainability” initiatives that encompass environmentally-friendly practices. We have aligned with suppliers that promote sustainable business practices and we continually seek opportunities to eliminate wasted material, reduce cycle times and use more environmentally-friendly materials. More than 90% of our check and form paper is purchased from Forest Stewardship Council certified supplier mills, most of our vinyl checkbook covers are produced utilizing a minimum of 40% post-industrial recycled material and we use environmentally-friendly janitorial supplies. Our sustainability initiatives have also benefited our results of operations over the past several years as we focus on reducing our consumption of water, electricity and natural gas, and improving our transportation efficiency. We continue efforts to reduce solid waste sent to landfills, and we have been a member of the Environmental Protection Agency's Green Power Leadership Club since 2010. The green power that we purchased during 2015 amounted to more than 75% of our annual U.S. electricity needs.

The expertise we have developed in logistics, productivity and inventory management has allowed us to reduce the number of production facilities we operate, while still meeting client requirements. During February 2016, we moved production out of our Lancaster, California manufacturing facility and integrated it into existing facilities. During 2015, we closed our Plymouth, Michigan and Burnsville, Minnesota fulfillment operations; during 2014, we closed our Bethlehem, Pennsylvania manufacturing facility; and during 2013, we closed our New Albany, Indiana manufacturing facility. These operations were moved to other existing locations. We have also expanded our use of digital printing processes and enhanced our web-to-print capabilities.

We have a shared services approach, which allows our three business segments to leverage shared manufacturing facilities to optimize capacity utilization, enhance operational excellence and foster a culture of continuous improvement. We continue to reduce costs by utilizing our assets and printing technologies more efficiently and by enabling employees to better leverage their capabilities and talents.

INDUSTRY OVERVIEW

Checks

According to the most recent Federal Reserve study released in December 2013, debit card, credit card and ACH payments all exceeded the number of checks written in 2012. Approximately 21.0 billion checks were written in 2012, accounting for approximately 17% of all non-cash payment transactions. This is a reduction from the Federal Reserve Study released in December 2010 when checks accounted for approximately 25% of all non-cash payment transactions. The Federal Reserve estimates that checks written declined approximately 8.8% per year between 2009 and 2012. The decline in our check order volume was lower than the Federal Reserve estimate, likely due to our various marketing investments and other factors affecting the timing of check orders, such as moves and household formations. However, we expect that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. In addition, steps have been taken in the development of a real-time payments system in the United States. In January 2015, the Federal Reserve published Strategies for Improving the U.S. Payment System, which calls on stakeholders to join together to improve the payment system, including developing a faster electronic solution for making a broad variety of business and personal payments. As a result, the Faster Payments Task Force was established with the objective of identifying and evaluating approaches for implementing a faster payments system. The Clearing House Payments Company, LLC (TCH), owned by some of the world's largest commercial banks, has announced that it is moving ahead with concrete plans for a real-time payments system. It has entered into a letter of intent with a United Kingdom-based international payment systems provider to help build and deliver core elements of the real-time payments network and has partnered with a domestic banking technology provider to leverage its existing relationships and key components of its payments technologies. While TCH has not specified a delivery date for the system, the company did state that it would take far less time than the 10 years the Federal Reserve once suggested as a possible timetable. A related study commissioned by the Federal Reserve from McKinsey & Company concluded that check usage could be reduced by one-third if a real-time payments system were to become widely available in the United States.

The rate and the extent to which alternative payment methods will achieve acceptance and replace checks, whether as a result of legislative developments, changing payment systems, personal preference or otherwise, cannot be predicted with certainty.

In addition to the shift to electronic payment methods, consumer spending, employment levels, and housing stock and starts also impact the number of checks consumers use. Moderate growth in consumer spending and private sector employment during 2015 most likely had a neutral impact on our personal check businesses. An increase in housing stock and starts has a positive impact on the number of checks purchased, as new households typically are in need of new checks. According to statistics released by the U.S. Census Bureau in January 2016, housing units completed during 2015 increased 9% as compared to 2014. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.

Small Business Customers

According to data published by the U.S. Census Bureau in 2013, the most recent period for which information is available, there were approximately 30.5 million small businesses in the United States, defined as independent businesses having fewer than 500 employees. According to data published by the Small Business Branch of Industry Canada in August 2013, the most recent data available, there are just over one million small businesses in Canada with employees, and 98% of all businesses in Canada have fewer than 100 employees.

The small business market is impacted by general economic conditions and the rate of small business formations. Small business confidence declined during 2015. The index of small business optimism published by the National Federation of Independent Business (NFIB) was 100.4 in December 2014 and ended 2015 at 95.2, well below the 42-year average of 98. The percentage of small business owners that expect general business conditions to improve within six months also decreased from December 2014. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. In recent years, we believe the economy negatively impacted our operating results and/or our growth opportunities, and we expect the economic environment will continue to be challenging in 2016.

Sales of business checks and forms have been declining, and we expect this trend to continue. In addition to the decrease in the use of checks due to the availability of alternative payment methods, continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions and mobile applications have been designed to replace pre-printed business forms. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance.

Financial Institution Clients

Checks are most commonly ordered through financial institutions, including banks, credit unions and other financial services companies. As such, several developments related to financial institutions have affected the check printing portion of the payments industry.

Financial institutions seek to maintain the profits they have historically generated from their check programs, despite the decline in check usage. This continues to put significant pricing pressure on check printers. When financial institutions consolidate through mergers and acquisitions, often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other financial institution in the merger/acquisition. Financial institution mergers and acquisitions can also impact the duration of our contracts. Normally, the length of our supply contracts with financial institutions ranges from three to six years. However, contracts may be renegotiated or bought out mid-term due to a consolidation of financial institutions. Banks, especially larger ones, may request prepaid product discounts in the form of cash incentives payable at the beginning of a contract. These contract acquisition payments negatively impact check producers' cash flows at the beginning of these contracts.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry led to increases in bank failures and consolidations. To the extent financial institution failures and consolidations impact large portions of our customer base, this could have a significant impact on our financial institution check programs.

Direct Mail Response Rates

Direct Checks and portions of Small Business Services have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms and increasing use of e-commerce by both consumers and small businesses. We continually evaluate our marketing techniques in order to utilize the most effective and affordable advertising media.

Competition

The markets for small business services and supplies are highly fragmented and geographically dispersed, with many small local suppliers, large national retailers and internet-based providers. In these markets, the competitive factors influencing a customer's purchase decision are breadth and quality of product and service offerings, ease of use of web and other services, price, speed of delivery, convenience, the responsiveness and quality of customer support, and past experience with the supplier. Our primary competitors include traditional storefront printing companies; office superstores; companies offering website design and hosting; wholesale printers; online printing companies; email and social media marketing services companies; media directory providers; and suppliers of custom apparel, promotional products and customized gifts. We believe we are well-positioned in this competitive landscape through our broad customer base, the breadth of our small business product and service offerings, multiple distribution channels, established relationships with our financial institution and telecommunications clients and other partners, competitive prices, high quality and dependable service.

In the check printing portion of the payments industry, we face considerable competition from another large check printer in our traditional financial institution sales channel, from direct mail and internet-based sellers of personal and business checks, from check printing software vendors and from some retailers. We expect competition to remain intense as check usage continues to decline. Moreover, the check product must compete with alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. The principal factors on which we compete are product and service breadth, price, quality and check merchandising program management. We believe the key items which differentiate us from our competition include our fully automated flat check delivery package, our online performance dashboard and portal analytics tools for financial institution branches, our personalized customer call center experience, and our Deluxe Business Advantage program, which provides a fast and simple way for financial institutions to offer expanded personalized service to small businesses. In addition, Small Business Services offers an electronically-delivered check solution, Deluxe eChecks, to provide our small business customers with an online payment solution.

At times, check suppliers have reduced the prices of their products during the supplier selection process in an attempt to gain greater volume. The corresponding pricing pressure has negatively impacted our profit margins. Pricing pressure will continue to impact our results of operations through lower pricing levels or client losses. Additionally, product discounts in the form of cash incentives payable to financial institutions upon contract execution are a common practice within the industry. Both the number of financial institution clients requesting these payments and the size of the payments has fluctuated in recent years. These up-front payments negatively impact check printers' cash flows at the beginning of the contracts. Our goal is to minimize the use of up-front product discounts by structuring new contracts with alternative incentives throughout the duration of the contract.

Our Financial Services marketing solutions and other services offerings also face intense competition, including competition from financial institution core processors, advertising agencies, providers of data and analytics marketing solutions, and numerous financial technology services providers offering services such as core data processing solutions, customer and account acquisition, fraud and security risk management, as well as rewards and loyalty solutions. We expect the intensity of competition to increase from established and emerging financial technology companies. The competitive factors affecting Financial Services marketing solutions and other services offerings include breadth and quality of services, ease of use, price, solution completeness, responsiveness and quality of customer support, as well as the ability to manage end-to-end financial institution processes.

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

Materials, Supplies and Service Providers

The principal materials used in producing our main products are paper, plastics, ink, cartons and printing plate material, which we purchase from various sources. We also purchase stock business forms and promotional apparel produced by third parties. We believe that we will be able to obtain an adequate supply of materials from current or alternative suppliers.

We have entered into agreements with third-party providers for information technology services, including telecommunications and network server and transaction processing services. We believe we would be able to obtain an alternative source of supply if one or more of our service providers failed to perform.

Governmental Regulation

Portions of our business are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Fair and Accurate Credit Transactions Act, the Electronic Communications Privacy Act and other federal, state and foreign laws and regulations regarding the protection of certain consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. In addition, some of our recently acquired businesses trigger compliance requirements under laws governing remote deposit capture, use of consumer report data, and payment processing. We are also subject to additional requirements in certain of our contracts with financial institution clients and communications service providers, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our contracts related to small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. Proposed data breach regulations may increase the costs of compliance for the protection of nonpublic personal information. The complexity of compliance with regulations, as well as the increased focus on cyber security, may also increase our cost of doing business. It may also affect our financial institution clients, reducing their discretionary spending and thus, possibly reducing the amount they spend on our products and services.

Due to our increasing use of the internet for sales and marketing, laws specifically governing digital commerce, the internet, mobile applications, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may limit our ability to market and provide our products and services. Pending global data protection regulations may increase the costs of compliance in servicing international markets for our wholesale business services channels. Additionally, we could be impacted if laws are enacted related to the liability of online businesses for actions taken by their customers, including fraud, illegal content, spam, phishing, libel, defamation, and other abusive conduct. More restrictive legislation, such as new privacy laws, search engine marketing restrictions, “anti-spam” regulations, or email privacy rules, could decrease marketing opportunities, decrease traffic to our websites, and/or increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") continues to increase the complexity of consumer protection rules for financial institutions and introduces more stringent regulatory capital requirements for financial institutions. It is likely that the Act has and will continue to have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. A report published in December 2015 by the United States Government Accountability Office indicated that the Act is negatively affecting the profitability of financial institutions, but its full impact remains uncertain because many of its rules have yet to be implemented and insufficient time has passed to evaluate others. Because of the additional costs, financial institutions may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection, expedited check delivery or rewards programs, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients. Additionally, as our product and service offerings become more technologically focused, and with expanded regulatory expectations for supervision of third-party service providers, additional portions of our business could become subject to direct federal regulation and/or examination. This would increase our cost of doing business and could slow our ability to introduce new products and services and otherwise adapt to a rapidly changing business environment.

The Securities and Exchange Commission (SEC) issued final rules mandated by the Act regarding disclosure of the use of tin, tungsten, tantalum and gold, known as conflict minerals, in products manufactured by public companies. These rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo or an adjoining country. Accordingly, we implemented a reasonable country of origin inquiry program, which resulted in our disclosures relating to conflict minerals in May 2014 and May 2015. There are costs associated with complying with these rules and the sourcing, supply and pricing of materials used in our products could be adversely affected. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origin of all conflict minerals used in our products.

At this time, we are not aware of any changes in these laws or regulations that will have a significant impact on our business during 2016.

Intellectual Property

We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services that do not infringe on our intellectual property rights. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities. Check designs exclusively licensed from third parties account for a portion of our revenue. These license agreements generally average two to three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably.

EMPLOYEES

As of December 31, 2015, we employed 5,341 employees in the United States, 514 employees in Canada and 19 employees in Europe. None of our employees are represented by labor unions, and we consider our employee relations to be good.

AVAILABILITY OF COMMISSION FILINGS

We make available through our investor relations website, Deluxe.com/investor, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these items are electronically filed with or furnished to the SEC. These reports can also be accessed via the SEC website, sec.gov, or via the SEC's Public Reference Room located at 100 F Street N.E., Washington, D.C. 20549. Information concerning the operation of the SEC's Public Reference Room can be obtained by calling 1-800-SEC-0330.

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

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have adopted a Code of Ethics and Business Conduct that applies to all of our employees and our board of directors. The Code of Ethics and Business Conduct is available on our investor relations website, Deluxe.com/investor, and also can be obtained free of charge upon written request to the attention of Investor Relations, Deluxe Corporation, P.O. Box 64235, St. Paul, Minnesota 55164-0235. Any changes or waivers of the Code of Ethics and Business Conduct will be disclosed on our website. In addition, our Corporate Governance Guidelines and the charters of the Audit, Compensation, Corporate Governance and Finance Committees of our board of directors are available on our website or upon written request.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Anthony Scarfone	54	Senior Vice President, General Counsel and Secretary	2000
Terry Peterson	51	Senior Vice President, Chief Financial Officer	2005
Lee Schram	54	Chief Executive Officer	2006
Pete Godich	51	Senior Vice President, Fulfillment	2008
Julie Loosbrock	56	Senior Vice President, Human Resources	2008
Malcolm McRoberts	51	Senior Vice President, Small Business Services	2008
John Filby	53	Senior Vice President, Financial Services	2012
Tracey Engelhardt	51	Vice President, Direct-to-Consumer	2012
Michael Mathews	43	Vice President, Chief Information Officer	2013
Amanda Brinkman	36	Vice President, Chief Brand and Communications Officer	2014
J. Michael Schroeder	48	Associate General Counsel and Assistant Secretary	2016

Anthony Scarfone has served as Senior Vice President, General Counsel and Secretary since joining us in September 2000. Mr. Scarfone will be retiring effective March 1, 2016, and will be succeeded by J. Michael Schroeder, who joined us in July 2014 as Associate General Counsel and Assistant Secretary. Prior to this, Mr. Schroeder served as Associate General Counsel for Millard Refrigerated Services, Inc., a national warehousing and logistics company, from November 2011 to July 2014. From February 2011 to November 2011, Mr. Schroeder served as Principal for Schroeder Law Firm, and from November 1999 to February 2011, Mr. Schroeder served as General Counsel and Corporate Secretary for Great Wolf Resorts, Inc.

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

Michael Mathews joined us in May 2013 as Vice President, Chief Information Officer. Prior to joining us, Mr. Mathews served as Senior Vice President, Strategy and Enterprise Programs for UnitedHealth Group from July 2009 to May 2013. UnitedHealth Group is a publicly-traded diversified health and well-being company that provides health care coverage and benefits services and information and technology-enabled health services.

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

The following important factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated total revenue, marketing solutions and other services revenue, earnings per share, cash provided by operating activities and expected cost savings. Any forecast regarding our future performance reflects various assumptions that are subject to significant uncertainties and, as a matter of course, may prove to be incorrect. Further, the achievement of any forecast depends on numerous factors that are beyond our control. Consequently, no forward-looking statement can be guaranteed and the variation of actual results or events from such statements may be material and adverse. You are cautioned not to base your entire analysis of our business and prospects upon isolated statements, and are encouraged to use the entire mix of historical and forward-looking information made available by us, and other information affecting us and our products and services, including the following factors.

We may not be successful at implementing our growth strategies.

We continue to execute strategies intended to drive sustained revenue and earnings growth, including our focus on increasing marketing solutions and other services revenue, which we believe represents our most significant revenue growth opportunity. We have invested and plan to continue investing in several key enablers to achieve our strategies, including strengthening our portfolio of products and services, including technology-based solutions: enhancing brand awareness and positioning; attracting and retaining customers; growing our distributor, dealer and major accounts networks; improving the customer experience; and investing in small to medium-sized acquisitions. Our business strategies could fall short of our expectations for many reasons, including, among others:

•	the failure to generate profitable revenue growth;

•	the failure to acquire new customers, retain our current customers and sell more products and services to current and new customers;

•	the failure to effectively integrate or leverage the businesses we acquire;

•	the failure of our digital services and products to achieve widespread customer acceptance;

•	the inability to promote, strengthen and protect our brand;

•	the inability to implement improvements to our customer-facing technology in a timely manner; and

•	a continued challenging economic environment.

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

Although we are one of the leading check printers in the United States, we face considerable competition. In addition to competition from alternative payment methods, we also face intense competition from another large check printer in our traditional financial institution sales channel, from direct mail and internet-based sellers of personal and business checks, from check printing software vendors and from some retailers. The markets for small business and financial services products and services are also intensely competitive, highly fragmented and geographically dispersed. Current and potential Small Business

Services competitors include traditional storefront printing companies; office superstores; companies offering website design and hosting; wholesale printers; online printing companies; email and social media marketing services companies; media directory providers; and suppliers of custom apparel, promotional products and customized gifts. Current and potential Financial Services competitors include financial institution core processors, advertising agencies, providers of data and analytics marketing solutions, and numerous financial technology services providers offering services such as core data processing solutions, customer and account acquisition, fraud and security risk management, as well as rewards and loyalty solutions. Additionally, the competitive landscape for e-commerce continues to be challenging as new internet businesses are introduced and traditional businesses establish an online presence.

We can provide no assurance that we will be able to compete effectively against current and future competitors. In recent years, our revenue has benefited from price increases in all three of our business segments. Pricing is becoming more competitive for small business product and service providers, as the internet allows customers to easily compare prices. We can provide no assurance that we will be able to increase prices in the future while remaining competitive. Continued competition could result in price reductions, reduced profit margins, loss of customers and brand recognition, and an increase in up-front cash payments to financial institutions upon contract execution or renewal, all of which would have an adverse effect on our results of operations and cash flows.

The check printing and related products portion of the payments industry is mature, and check usage is declining.

Check printing continues to be an essential part of our business. Revenue generated by the sale of checks was 49.3% of our consolidated revenue in 2015. We sell checks for personal and small business use and believe that there will continue to be a substantial demand for these checks for the foreseeable future. However, the total number of checks written in the United States has been in decline since the mid-1990's. According to the most recent Federal Reserve study released in December 2013, the total number of checks written declined 8.8% each year between 2009 and 2012. We believe that the number of checks written will continue to decline due to the increasing use of alternative payment methods, including credit cards, debit cards, direct deposit, wire transfers and internet-based bill paying services, as well as automated teller machines, which make cash a more readily available alternative. In addition, steps have been taken in the development of a real-time payments system in the United States. In January 2015, the Federal Reserve published Strategies for Improving the U.S. Payment System, which calls on stakeholders to join together to improve the payment system, including developing a faster electronic solution for making a broad variety of business and personal payments. As a result, the Faster Payments Task Force was established with the objective of identifying and evaluating approaches for implementing a faster payments system. The Clearing House Payments Company, LLC (TCH), owned by some of the world's largest commercial banks, has announced that it is moving ahead with concrete plans for a real-time payments system. It has entered into a letter of intent with a United Kingdom-based international payment systems provider to help build and deliver core elements of the real-time payments network and has partnered with a domestic banking technology provider to leverage its existing relationships and key components of its payments technologies. While TCH has not specified a delivery date for the system, the company did state that it would take far less time than the 10 years the Federal Reserve once suggested as a possible timetable. A related study commissioned by the Federal Reserve from McKinsey & Company concluded that check usage could be reduced by one-third if a real-time payments system were to become widely available in the United States.

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

Revenue generated by the sale of business forms was 12.2% of our consolidated revenue in 2015. Continual technological improvements have provided small business customers with alternative means to enact and record business transactions. For example, because of the lower price and higher performance capabilities of personal computers, printers and mobile devices, small businesses now have alternate means to print many business forms. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions and mobile applications have been designed to replace pre-printed business forms. It is difficult to predict the pace at which these alternative products and services will gain widespread acceptance. If small business preferences change rapidly and we are unable to develop new products and services with comparable operating margins, our results of operations would be adversely affected.

If we are unable to attract customers in a cost effective manner, our business and results of operations would be adversely affected.

We use a variety of methods to promote our products and services, including direct mail advertising, email marketing, purchased search results from online search engines, broadcast media, and advertising banners, social media and other online links. The profitability of our Direct Checks segment depends in large part on our ability to secure adequate advertising media placements at acceptable rates. We can provide no assurance regarding the future cost, effectiveness and/or availability of suitable advertising media. Additionally, our Direct Checks segment and portions of our Small Business Services segment have, at times, experienced declines in response rates related to direct mail promotional materials. While we believe that media response rates have declined across a wide variety of products and services, we believe that the declines we have experienced are also attributable to the decline in check usage, the gradual obsolescence of standardized forms products and increasing use of e-commerce by both consumers and small businesses. In an attempt to offset these impacts, we continually modify our marketing and sales efforts and continue to shift a greater portion of our advertising investment to the internet. Competitive pressure may inhibit our ability to reflect increased costs in the prices of our products and new marketing strategies may not be successful. We can provide no assurance that we will be able to offset a decline in response rates, even with additional marketing and sales efforts.

In addition to print and email advertising, many customers come to our websites through internet search engines. If the search engines on which we rely modify their algorithms or terminate their relationship with us, fewer customers may be directed to our websites. As we analyze our overall advertising strategy, we may have to resort to more costly resources to replace lost internet traffic, which would adversely affect our results of operations. In addition, the cost of purchased search engine listings will likely increase as demand for them continues to grow, and further cost increases could negatively affect our profitability.

We believe we must maintain a relevant, multichannel experience for our customers. Customers expect to be able to order products and services from us however they please, whether that is via the mail, land-line phone, computer, tablet or mobile phone. In particular, the use of smart phones and tablet computing devices has been increasing significantly. The Internet Trends Report published in June 2015 by Kleiner Perkins Caufield and Byers (KPBC) indicated that mobile devices are now used more than desktops and laptops to access the internet. As current and potential customers increase their use of mobile devices, visits to our websites via traditional computers may decline. Designing and purchasing custom products on mobile devices is more difficult than doing so with a traditional computer due to limited screen sizes and bandwidth. Beyond these difficulties, the development of mobile-oriented user interfaces and other technologies is complex. We are also dependent on the functionality of our systems with web browsers that we do not control. Although we are constantly making investments to update our technology, we cannot predict the success of these investments. Multichannel marketing is rapidly evolving and we must keep pace with the changing expectations of our customers and new developments by our competitors. If we are unable to implement improvements to our customer-facing technology in a timely manner, or if our customer-facing technology does not function as designed, we could find it increasingly difficult to attract new and repeat visitors to our websites and convert these visitors to customers, which would result in decreased revenue.

We may not succeed in promoting and strengthening our brand, which could prevent us from acquiring customers and increasing revenue.

The success of Small Business Services depends, in part, on our ability to attract new and repeat customers. For this reason, a component of our business strategy is the promotion and strengthening of the Deluxe brand. We believe that the importance of brand recognition is essential for the success of our service offerings because of the level of competition for these services. Customer awareness of our brand, as well as the perceived value of our brand, will depend largely on the success of our marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we have incurred, and will continue to incur, expense related to advertising and other marketing efforts. We can provide no assurance that these efforts will be successful. During 2015, we entered into a partnership with Robert Herjavec of the television show Shark Tank, which offers us the opportunity to provide marketing support to the businesses in which he invests. If Mr. Herjavec were to become the subject of adverse news reports or negative publicity, such events could reduce the effectiveness of our partnership, which in turn, could adversely affect our business and results of operations.

A component of our brand promotion strategy is establishing a relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. We have invested, and will continue to invest, resources in website development, design and technology, and customer service and production operations. Our ability to provide a high-quality customer experience is also dependent on external factors including the reliability and performance of our suppliers, telecommunications providers and third-party carriers. If we are unable to provide a high-quality customer experience for any reason, our reputation may be harmed and our efforts to develop brand loyalty could be adversely impacted. The failure of our brand promotion activities to meet our expectations could adversely affect our ability to attract new customers and maintain customer relationships, adversely harming our business and results of operations.

Security breaches, computer malware or other cyber attacks involving the confidential information of our customers, employees or business partners, or the perception that e-commerce is not secure, could adversely affect our reputation and business.

Information security risks have increased in recent years, in part because of the proliferation of new technologies and increased use of the internet, as well as the increased sophistication and activities of hackers, terrorists and activists, some of which may be linked to hostile foreign governments. Our businesses use internet-based channels that collect customers’ account and other sensitive information, and bill customers’ credit card accounts. Within Small Business Services, we provide internet-based marketing services, including web hosting services, which we provide directly to small businesses and through wholesale partners, and in Financial Services, we provide financial institutions a suite of financial technology solutions. We rely on various security procedures and systems to ensure the secure storage and transmission of information, including encryption and authentication technology licensed from third parties. Computer networks and the internet are, by nature, vulnerable to unauthorized access. An accidental or willful security breach could result in unauthorized access and/or use of customer information, including consumers' nonpublic personal information. Our security measures could be breached by third-party action, computer viruses, accidents, or error or malfeasance by an employee or contractor. Because techniques used to obtain unauthorized access, disable or degrade service, or sabotage computer systems change frequently, may be difficult to detect immediately, and generally are not recognized until they are launched against a target, we may be unable to implement adequate preventive measures. Unauthorized parties may also attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving employees, contractors and temporary staff. We have encountered threats of this type from time to time, and while to-date, such threats have not materially impacted our business or financial results, we can provide no assurance of a similar result in the future.

Although we continue to invest in a system of information security and controls, a party that is able to circumvent our security measures could misappropriate our or our customers' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation, all of which could deter clients and consumers from ordering our products and services, and result in the termination of client contracts. Any of these events would adversely affect our business and financial results. In addition, if we were to experience an information security breach, we may be required to expend significant amounts to remedy, protect against, or mitigate the effect of the breach, and we may not be able to remedy the situation in a timely manner, or at all. We could also be exposed to time-consuming and expensive litigation, government inquiries and/or enforcement actions. If we are unsuccessful in defending a lawsuit regarding information security breaches, we may be forced to pay damages, penalties and fines, any of which would have an adverse effect on our financial results.

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

During 2015, we acquired Datamyx LLC, as well as selected assets of Range, Inc., Verify Valid LLC, Tech Assets, Inc., FMC Resource Management Corporation and FISC Solutions. During 2014, we acquired NetClime, Inc. and Wausau Financial Systems, Inc., as well as selected assets of Gift Box Corporation of America, and during 2013, we acquired VerticalResponse, Inc. and substantially all of the assets of Acton Marketing, LLC and Destination Rewards, Inc. We have invested in acquisitions that offer marketing solutions and other services and that extend the range of products and services we offer to financial institutions and small businesses. In addition, during the past three years, we have purchased the operations of several small business distributors with the intention of growing revenue in our Small Business Services distributor channel. The integration of any acquisition involves numerous risks, including, among others:

•	difficulties and/or delays in assimilating operations, products and services, as well as ensuring that a strong system of information security and controls is in place;

•	failure to realize expected synergies and savings;

•	diversion of management's attention from other business concerns and risks of managing an increasingly diverse set of products and services across expanded and new industries;

•	decisions by our customers or the customers of the acquired business to temporarily or permanently seek alternate suppliers;

•	difficulty in maintaining controls, procedures and policies;

•	potential exposure to unknown liabilities; and

•	potential loss of key employees.

One or more of these factors could impact our ability to successfully integrate an acquisition and could negatively affect our results of operations.

We expect to continue to invest in small to medium-sized acquisitions. The time and expense associated with finding suitable businesses, technologies, or services to acquire can be disruptive to our ongoing business and may divert management’s attention. We cannot predict whether suitable acquisition candidates can be acquired on acceptable terms or whether any acquired products, technologies or businesses will contribute to our revenue or earnings to any material extent. Additionally, significant acquisitions typically result in additional contingent liabilities and/or additional amortization expense related to acquired intangible assets, and thus, could adversely affect our business, results of operations and financial condition.

Interruptions to our website operations or information technology systems could damage our reputation and harm our business.

The satisfactory performance, reliability and availability of our information technology systems is critical to our reputation and our ability to attract and retain customers. We could experience temporary interruptions in our websites, transaction processing systems, network infrastructure, service technologies, printing production facilities or customer service operations for a variety of reasons, including, among others: human error, software errors, security breaches, power loss, telecommunications failures, equipment failures, vandalism, fire, flood, extreme weather, terrorism, and other events beyond our control. In addition, our technology, infrastructure and processes may contain undetected errors or design faults that may cause our websites or operating systems to fail. The failure of our systems could interfere with the delivery of products and services to our customers, impede our customers' ability to do business and result in the loss or corruption of critical data. In addition to the potential loss of customers, we may be required to incur additional development costs and divert technical and other resources, and we may be the subject of negative publicity and/or liability claims, all of which would adversely affect our reputation and operating results.

The cost and availability of materials, delivery services and energy could adversely affect our operating results.

We are subject to risks associated with the cost and availability of paper, plastics, ink, retail packaging supplies, promotional materials, other raw materials, delivery services, and energy. Paper costs represent a significant portion of our materials cost. Paper is a commodity and its price has been subject to significant volatility due to supply and demand in the marketplace, as well as volatility in the raw material and other costs incurred by our paper suppliers. There are also relatively few paper suppliers. As such, when our suppliers increase paper prices, we may not be able to obtain better pricing from alternative suppliers. Historically, we have not been negatively impacted by paper shortages because of our relationships with paper suppliers. However, we can provide no assurance that we will be able to purchase sufficient quantities of paper if such a shortage were to occur.

We depend upon third-party providers for delivery services and for outsourced products and services. Events resulting in the inability of these service providers to perform their obligations, such as work slowdowns or extended labor strikes, could adversely impact our results of operations by requiring us to secure alternate providers at higher costs. Postal rates are dependent on the operating efficiency of the United States Postal Service (USPS) and on legislative mandates imposed upon the USPS. Postal rates have increased in recent years and the USPS has incurred significant financial losses. This may result in changes to the breadth and/or frequency of USPS mail delivery services in the future. In addition, fuel costs have fluctuated over the past several years. Increased fuel costs can increase the costs we incur to deliver products to our customers, as well as the price we pay for outsourced products. Competitive pressures and/or contractual arrangements may inhibit our ability to reflect increased costs in the price of our products.

If we do not adapt to changes in technology in a timely and cost-effective manner, our ability to sustain and grow our business could be adversely affected.

Changes in the nature of technology solutions used by small businesses and their customers may occur rapidly. In addition, the markets for many of the services provided by our Financial Services segment are characterized by constant technological changes. The introduction of competing products and services using new technologies, the evolution of industry standards or the introduction of more attractive products or services could make some or all of our products and services less desirable, or even obsolete. These potential changes are magnified by the continued rapid growth of the internet and the intense competition we face. To be successful, our technology-based products and services must keep pace with technological developments and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. We could lose current and potential customers if we are unable to develop products and services that meet these changing demands in a timely manner. Additionally, our operating results could be adversely affected if we are required to incur substantial costs to keep pace with technological advances.

Asset impairment charges would have a negative impact on our consolidated results of operations.

Goodwill and an indefinite-lived trade name represented 54.0% of our total assets as of December 31, 2015. On at least an annual basis, we assess whether the carrying value of these assets is impaired. This analysis considers factors including, but not limited to, economic, market and industry conditions. For example, if our stock price were to decline for a sustained period, if a downturn in economic conditions were to negatively affect our actual and forecasted operating results, if order volume declines for our Direct Checks segment were to accelerate, or if recent acquisitions were to fail to achieve expected operating results, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name. We are also required to assess the carrying value of other long-lived assets, including intangibles and assets held for sale. If we were required to record an asset impairment charge for any reason, our consolidated results of operations would be adversely affected.

Governmental regulation could limit or harm our business.

Portions of our business are subject to regulations implementing the privacy and information security requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act, as well as the Fair and Accurate Credit Transactions

Act, the Electronic Communications Privacy Act and other federal, state and foreign laws and regulations regarding the protection of certain consumer information. These laws and regulations require us to develop, implement and maintain policies and procedures to protect the security and confidentiality of consumers' nonpublic personal information. In addition, some of our recently acquired businesses trigger compliance requirements under laws governing remote deposit capture, use of consumer report data, and payment processing. We are also subject to additional requirements in certain of our contracts with financial institution clients and communications service providers, which are often more restrictive than the regulations, as well as confidentiality clauses in certain of our contracts related to small businesses’ customer information. These regulations and agreements limit our ability to use or disclose nonpublic personal information for other than the purposes originally intended, which could limit business opportunities. Proposed data breach regulations may increase the costs of compliance for the protection of nonpublic personal information. The complexity of compliance with regulations, as well as the increased focus on cyber security, may also increase our cost of doing business. It may also affect our financial institution clients, reducing their discretionary spending and thus, possibly reducing the amount they spend on our products and services.

Due to our increasing use of the internet for sales and marketing, laws specifically governing digital commerce, the internet, mobile applications, behavioral advertising and email marketing may have an impact on our business. Existing and future laws governing issues such as privacy, consumer protection or commercial email may limit our ability to market and provide our products and services. Pending global data protection regulations may increase the costs of compliance in servicing international markets for our wholesale business services channels. Additionally, we could be impacted if laws are enacted related to the liability of online businesses for actions taken by their customers, including fraud, illegal content, spam, phishing, libel, defamation, and other abusive conduct. More restrictive legislation, such as new privacy laws, search engine marketing restrictions, “anti-spam” regulations, or email privacy rules, could decrease marketing opportunities, decrease traffic to our websites, and/or increase the cost of obtaining new customers.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act") continues to increase the complexity of consumer protection rules for financial institutions and introduces more stringent regulatory capital requirements for financial institutions. It is likely that the Act has and will continue to have a negative impact on the profitability of our financial institution clients as they incur costs to comply with the new regulations. A report published in December 2015 by the United States Government Accountability Office indicated that the Act is negatively affecting the profitability of financial institutions, but its full impact remains uncertain because many of its rules have yet to be implemented and insufficient time has passed to evaluate others. Because of the additional costs, financial institutions may put significant pricing pressure on their suppliers, including their check and service providers. The increase in cost and profit pressure may also lead to further consolidation of financial institutions. Additionally, the Act gave the Consumer Financial Protection Bureau (CFPB) the authority to pursue financial institutions engaged in unfair, deceptive or abusive practices. The CFPB’s rule-making and enforcement power may also extend to financial institutions’ service providers. This has made some financial institutions wary of offering add-on services, such as fraud/identity protection, expedited check delivery or rewards programs, to their customers. It would have an adverse impact on our results of operations if we were unable to market such services to consumers or small businesses through our financial institution clients. Additionally, as our product and service offerings become more technologically focused, and with expanded regulatory expectations for supervision of third-party service providers, additional portions of our business could become subject to direct federal regulation and/or examination. This would increase our cost of doing business and could slow our ability to introduce new products and services and otherwise adapt to a rapidly changing business environment.

The Securities and Exchange Commission issued final rules mandated by the Act regarding disclosure of the use of tin, tungsten, tantalum and gold, known as conflict minerals, in products manufactured by public companies. These rules require a reasonable country of origin inquiry to determine whether such minerals originated from the Democratic Republic of Congo or an adjoining country. Accordingly, we implemented a reasonable country of origin inquiry program, which resulted in our disclosures relating to conflict minerals in May 2014 and May 2015. There are costs associated with complying with these rules and the sourcing, supply and pricing of materials used in our products could be adversely affected. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origin of all conflict minerals used in our products.

Economic conditions could have an adverse effect on operating results in each of our business segments.

Economic conditions have affected, and will continue to affect, our results of operations and financial position. Current and future economic conditions that affect consumer and business spending, including unemployment levels, the availability of credit, and small business confidence, as well as the financial condition and growth prospects of our customers, may adversely affect our business and results of operations.

A significant portion of our business relies on small business spending. As such, the level of small business confidence and the rate of small business formations and closures impact our business. In recent years, below average small business optimism, as well as declines in small business formations and increases in small business closures, negatively impacted our results of operations and/or our growth opportunities in Small Business Services. We believe small businesses are more likely to be significantly affected by economic downturns than larger, more established companies. During a sluggish economy, it may be more difficult for small businesses to obtain credit and small businesses may choose to spend their limited funds on items other than our products and services. Within our personal check printing businesses, consumer spending, employment levels, and housing stock and starts impact the number of checks consumers use. Moderate growth in consumer spending and private sector employment during 2015 most likely had a neutral impact on our personal check businesses. An increase in housing stock and starts has a positive impact on the number of checks purchased, as new households typically are in need of new checks. According to statistics released by the U.S. Census Bureau in January 2016, housing units completed during 2015 increased 9% as compared to 2014. We cannot predict whether these economic trends will improve, stay the same or worsen in the near future.

As a result of global economic conditions in recent years, a number of financial institutions sought additional capital, merged with other financial institutions and, in some cases, failed. This turmoil in the financial services industry affected and may continue to affect our results of operations. The failure of one or more of our larger financial institution clients, or large portions of our customer base, could adversely affect our operating results. In addition to the possibility of losing a significant client, the inability to recover contract acquisition payments made to one or more of our larger financial institution clients, or the inability to collect accounts receivable or contractually required contract termination payments, could have a significant negative impact on our results of operations. There may also be an increase in financial institution mergers and acquisitions during periods of economic uncertainty. Such an increase could adversely affect our operating results. Often the newly combined entity seeks to reduce costs by leveraging economies of scale in purchasing, including its check supply contracts. This results in check providers competing intensely on price in order to retain not only their previous business with one of the financial institutions, but also to gain the business of the other party in the merger/acquisition. Although we devote considerable effort toward the development of a competitively-priced, high-quality suite of products and services for the financial services industry, there can be no assurance that significant financial institution clients will be retained or that the impact of the loss of a significant client can be offset through the addition of new clients or by expanded sales to our remaining clients.

A deterioration in financial markets and/or in general business conditions in 2016 would negatively affect our operating results.

If third-party providers of certain significant information technology needs are unable to provide services, our business could be disrupted and the cost of such services could increase.

We have entered into agreements with third-party providers for information technology services, including telecommunications, network server and transaction processing services. In addition, we have agreements with companies to provide services such as on-line payment solutions. A service provider's ability to provide services could be disrupted for a variety of reasons, including unauthorized access, computer viruses, accidental or intentional actions, electrical disruptions, or other conditions. In the event that one or more of our service providers is unable to provide adequate or timely information technology services, our ability to deliver products and services to our customers could be adversely affected. Although we believe we have taken adequate steps to protect our business through contractual arrangements with our service providers, we cannot completely eliminate the risk of disruption in service. Any significant disruption could harm our business, including damage to our brand and loss of customers. Additionally, although we believe that information technology services are available from numerous sources, a failure to perform by one or more of our service providers could cause a disruption in our business while we obtain an alternative source of supply. The use of substitute third-party providers could also result in increased expense.

The failure to reduce costs could have an adverse impact on our operating results.

Intense competition, declines in the use of checks and business forms, the commoditization of web services, and sluggish economic conditions compel us to continually improve our operating efficiency in order to maintain or improve profitability. We have significantly reduced costs over the past several years, primarily within sales, marketing, service fulfillment and operational support, as well as our shared services functions, including product fulfillment, information technology, real estate, finance and human resources. We realized net cost reductions of approximately $50 million in 2015, as compared to our 2014 results of operations, and we will continue to explore ways to simplify our business processes and reduce our cost and expense structure. Cost reduction initiatives have required and will continue to require up-front expenditures related to items such as redesigning and streamlining processes, consolidating information technology platforms, standardizing technology applications, further enhancing our strategic supplier sourcing arrangements, improving real estate utilization and funding employee severance benefits. We can provide no assurance that we will achieve future cost reductions or that we will do so without incurring unexpected or greater than anticipated expenditures. Moreover, we may find that we are unable to achieve business simplification and/or cost reduction goals without disrupting our business and, as a result, may choose to delay or forgo certain cost reductions as business conditions require. Failure to continue to improve our operating efficiency could adversely affect our business if we are unable to remain competitive.

We may be unable to maintain our licenses to use third-party intellectual property on favorable terms, which would affect our ability to offer licensed products to our customers, and thus, adversely affect our operating results.

Check designs licensed from third parties account for a portion of our revenue. These license agreements generally average two to three years in duration. There can be no guarantee that such licenses will be available to us indefinitely or under terms that would allow us to continue to sell the licensed products profitably, which would adversely impact our results of operations.

Third-party claims could result in costly litigation, and in the event of an unfavorable outcome, could have an adverse effect on our business, financial condition and results of operations.

From time to time, we are involved in claims, litigation and other proceedings relating to the conduct of our business, including purported class action litigation. Such legal proceedings may include claims related to our employment practices, claims asserting deceptive business practices or claims alleging violations of consumer protection-oriented laws. In addition, third parties may assert patent and other intellectual property infringement claims against us and/or our clients, which could include aggressive and opportunistic enforcement of patents by non-practicing entities. Any such claims could result in litigation against us and could also result in regulatory proceedings being brought against us by various federal and state agencies that regulate our business. These claims, whether successful or not, could divert management's attention or result in costly and time-consuming litigation. Accruals for identified claims or lawsuits are established based on our best estimates of our probable liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Any unfavorable outcome of a material claim or material litigation could result in a material adverse effect on our business, financial condition and results of operations.

We are subject to customer payment-related risks, which could adversely affect our business and financial results.

We accept payments for our products and services on our websites by a variety of methods, including credit and debit cards, checks and wire transfers. For debit and credit cards, we pay interchange and other fees that may increase over time. We are also subject to payment card association operating rules and requirements, which have changed over time and could change in the future or be reinterpreted to make it more costly, more difficult or impossible for us to comply. If we fail to comply with these rules and requirements, we may be subject to fines and/or higher transaction fees. Any changes could increase our cost of compliance, which would negatively affect our financial results. We could also lose our ability to accept credit and debit card payments from our customers, which would likely result in the loss of customers and the inability to attract new customers.

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

Sales and other tax collection requirements could have an adverse effect on our business.

We currently collect sales, use and similar taxes in jurisdictions where our legal entities have a physical presence, in accordance with existing state and local tax laws. If one or more state or local jurisdictions enacts legislation requiring collection beyond our current practices, the increased cost to our customers may discourage them from purchasing our products and services, which would have an adverse effect on our business. Furthermore, if one or more state or local jurisdictions successfully asserts that we should have collected sales or other taxes in the past, but did not, we could incur a substantial liability for uncollected taxes.

We may be unable to protect our rights in intellectual property, which could harm our business and ability to compete.

We rely on a combination of trademark and copyright laws, trade secret and patent protection, and confidentiality and license agreements to protect our trademarks, software and other intellectual property. These protective measures afford only limited protection. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products or services that do not infringe on our intellectual property rights. We may be required to spend significant resources to protect our trade secrets and to monitor and police our intellectual property rights. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

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

The effects of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States government. Regulation or some form of legislation aimed at reducing greenhouse gas emissions is currently being implemented in the United States, as well as globally. Increased government regulation to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change could result in increased compliance costs and other financial obligations, which would adversely affect our operating results.

A decline in the value of our postretirement medical plan assets and/or a significant increase in the number of participants in our postretirement medical plan could adversely affect our operating results and cash flows.

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

The number of participants in our postretirement medical plan could increase significantly. For the 2016 plan year, 48% of those eligible to participate in our postretirement medical plan have elected not to participate. If a significant portion of those not participating were to opt-in to our plan, our benefit obligation would increase, which would result in increased expense. Although our plan is currently overfunded, a significant increase in plan participants could also require us to contribute increased amounts of cash to fund benefits payable under the plan.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is an owned property located in Shoreview, Minnesota. As of December 31, 2015, we occupied 57 facilities throughout the United States, five facilities in Canada and two facilities in Europe where we conduct printing and fulfillment, call center, data center and administrative functions. Approximately one-fourth of our facilities are owned, while the remaining three-fourths are leased. These facilities have a combined floor space of approximately 2.8 million square feet. We believe that our properties are sufficiently maintained and are adequate and suitable for our business needs as presently conducted.

Item 3. Legal Proceedings.

We record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or future periods.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a current basis, and therefore, are subject to change in the future. As of December 31, 2015, the number of shareholders of record was 6,687. The table below shows the per share closing price ranges of our common stock for the past two fiscal years as quoted on the New York Stock Exchange, as well as the quarterly dividend amount for each period.

		Stock price
	Dividend	High	Low	Close
2015
Quarter 4	$0.30	$61.61	$53.30	$54.54
Quarter 3	0.30	65.00	51.61	55.74
Quarter 2	0.30	69.77	60.69	62.00
Quarter 1	0.30	69.48	58.94	69.28
2014
Quarter 4	$0.30	$64.40	$51.46	$62.25
Quarter 3	0.30	60.91	54.30	55.16
Quarter 2	0.30	58.62	48.42	58.58
Quarter 1	0.25	54.24	44.64	52.47

The following table shows purchases of our own equity securities, based on trade date, which were completed during the fourth quarter of 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2015 - October 31, 2015	17,300	$57.64	17,300	1,172,507
November 1, 2015 - November 30, 2015	82,300	56.74	82,300	1,090,207
December 1, 2015 - December 31, 2015	123,990	58.79	123,990	966,217
Total	223,590	57.95	223,590	966,217

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 1.0 million shares remained available for purchase under this authorization as of December 31, 2015.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercise or vesting of such awards. During the fourth quarter of 2015, we withheld 7,644 shares in conjunction with the vesting and exercise of equity-based awards.

Absent certain defined events of default under our debt instruments, and as long as our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit facility agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to 1, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

Comparison of Five-Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015

The graph assumes that $100 was invested on December 31, 2010 in each of Deluxe common stock, the S&P MidCap 400 Index and the DJUSIS Index, and that all dividends were reinvested.

Item 6. Selected Financial Data.

The following table shows certain selected financial data for the five years ended December 31, 2015. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 7 of this report and our consolidated financial statements appearing in Item 8 of this report.

(dollars and orders in thousands, except per share and per order amounts)	2015	2014	2013	2012	2011
Statement of Income Data:
Total revenue	$1,772,817	$1,674,082	$1,584,824	$1,514,917	$1,417,596
As a percentage of total revenue:
Gross profit	63.9%	63.8%	64.6%	65.4%	65.2%
Selling, general and administrative expense	43.7%	43.0%	43.6%	44.9%	45.2%
Operating income	20.0%	19.9%	20.1%	19.9%	19.1%
Operating income	$354,331	$332,633	$317,914	$302,028	$271,058
Net income:	218,629	199,794	186,652	170,492	144,595
Per share - basic	4.39	3.99	3.68	3.33	2.82
Per share - diluted	4.36	3.96	3.65	3.32	2.80
Cash dividends per share	1.20	1.15	1.00	1.00	1.00

Balance Sheet Data:
Cash and cash equivalents	$62,427	$61,541	$121,089	$45,435	$28,687
Return on average assets(1)	12.4%	12.3%	12.5%	12.2%	10.7%
Total assets	$1,844,402	$1,688,391	$1,569,529	$1,412,440	$1,388,809
Long-term obligations(2)	197,267	394,312	640,704	652,581	741,706
Total debt	631,267	554,312	640,704	652,581	741,706

Statement of Cash Flows Data:
Net cash provided by operating activities	$307,933	$280,395	$261,502	$244,077	$235,367
Net cash used by investing activities	(251,140)	(136,043)	(101,050)	(68,513)	(131,785)
Net cash used by financing activities	(46,689)	(199,345)	(82,297)	(159,510)	(91,702)
Purchases of capital assets	(43,261)	(41,119)	(37,459)	(35,193)	(35,506)
Payments for acquisitions, net of cash acquired	(212,990)	(105,029)	(69,709)	(34,172)	(85,641)
Payments for common shares repurchased	(59,952)	(60,119)	(48,798)	(27,155)	(23,620)

Other Data:
Orders(3)	53,138	52,632	52,584	53,216	54,348
Revenue per order(3)	$33.36	$31.81	$30.14	$28.47	$26.08
Number of employees	5,874	5,830	5,575	5,476	5,565
Number of printing facilities(4)	11	11	12	13	15
Number of call center facilities(4)	14	16	16	13	13

(1) Return on average assets is calculated as net income divided by average assets for the period.
(2) Long-term obligations include both the current and long-term portions of our long-term debt obligations, including capital leases.
(3) Orders is our company-wide measure of volume and includes both products and services.
(4) As of December 31, 2015, we had three facilities that contain both printing and call center functions and thus, are included in both captions. We have 42 additional facilities which house small customer fulfillment operations and general office space.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We provide a suite of customer life cycle management solutions that help our customers acquire and engage their customers across multiple channels. To promote and sell a wide range of products and services, we use printed and electronic marketing; a direct sales force; referrals from financial institutions, telecommunication clients and other partners; purchased search results from online search engines; and independent distributors and dealers. Over the past 24 months, our Small Business Services segment has provided products and services to 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,100 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2015, checks represented 40.1% of our Small Business Services segment's revenue, 59.7% of our Financial Services segment's revenue and 84.6% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as various other service offerings. Our Small Business Services segment offers services designed to fulfill the marketing and sales needs of small businesses, including logo and web design, hosting and other web services; search engine optimization; marketing programs, including email, mobile, social media and other self-service marketing solutions; and digital printing services. In addition, Small Business Services offers specialized services, including fraud protection and security, payroll services and electronic checks, as well as promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Financial Services offers a suite of financial technology ("FinTech") solutions focused on enabling financial institutions to better manage the customer life cycle for their retail and commercial customers. These FinTech offerings include outsourced marketing campaign targeting and execution, digital channel onboarding, loyalty and rewards, technology-enabled treasury services, financial performance management, and fraud protection and security services. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which third parties' marketing materials are included in our check packages.

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. During 2016, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue to assess small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for 2015, as compared to 2014, benefited from price increases in all three segments and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Our Strategies

A discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of this report.

Cost Reduction Initiatives

For several years, we have been pursuing cost reduction and business simplification initiatives, including: reducing shared services infrastructure costs; streamlining our call center and fulfillment activities; eliminating system and work stream redundancies; and strengthening our ability to quickly develop new products and services and bring them to market. We have also standardized products and services and improved the sourcing of third-party goods and services. As a result of all of these efforts, we realized net cost savings of approximately $50 million during 2015, as compared to our 2014 results of operations, generated primarily by our sales, marketing and fulfillment organizations. Approximately 60% of these savings impacted selling, general and administrative (SG&A) expense, with the remaining 40% affecting total cost of revenue. We anticipate that we will realize additional net cost reductions of approximately $50 million in 2016, as compared to our 2015 results of operations, which will also be generated primarily by our sales, marketing and fulfillment organizations. In sales and marketing, we plan to focus on sales channel optimization, platform and tool consolidation, and leveraging sales and marketing efficiencies, including integrating recent acquisitions. In fulfillment, we expect to continue our lean, direct and indirect spend reductions, further consolidate our manufacturing technology platforms, drive delivery technology and process efficiencies, reduce spoilage, further enhance our strategic supplier sourcing arrangements, and continue with other supply chain improvements and efficiencies. We also expect to continue to reduce information technology, finance and real estate costs. Approximately 65% of our 2016 savings are expected to impact SG&A expense, with the remaining 35% affecting cost of revenue.

Outlook for 2016

We anticipate that consolidated revenue will be between $1.835 billion and $1.875 billion for 2016, compared to $1.773 billion for 2015. In Small Business Services, we expect revenue to increase between 4% and 7% compared to 2015 revenue of $1.152 billion. Volume declines in core business products are expected to be more than offset by benefits from our e-commerce investments, price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings. In Financial Services, we expect revenue to increase between 6% and 8% compared to 2015 revenue of $455.4 million. We expect continued growth in marketing solutions and other services, including incremental revenue from the acquisitions of Datamyx in October 2015 and FISC Solutions in December 2015, as well as growth in Deluxe Rewards and Wausau Financial Systems revenue. We expect these revenue increases to be partially offset by year-over-year secular check order declines between 6% and 7%, as well as the impact of expected contract renewal allowances. In Direct Checks, we expect revenue to decline between 7% and 8% compared to 2015 revenue of $165.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2016 diluted earnings per share will be between $4.75 and $4.95, compared to $4.36 for 2015, which included total charges of $0.23 per share related to the loss on early debt extinguishment in the first quarter of 2015, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by a continued sluggish economy and increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2016 will be approximately 33.8%, compared to 33.3% for 2015. A number of discrete credits to income tax expense in 2015 collectively reduced our 2015 tax rate by 0.3 points.

We anticipate that net cash provided by operating activities will be between $315 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and employee medical payments. We anticipate contract acquisition payments of approximately $15 million in 2016, and we estimate that capital spending will be approximately $43 million in 2016 as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2016, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as possible small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. In October 2015, we exercised our right to increase the size of our existing credit facility to $525.0 million in conjunction with the acquisition of Datamyx. As of December 31, 2015, $78.3 million was available for borrowing under our credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan that we have since repaid. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of this report, including discussion of the market for checks and business forms, competition, factors affecting our financial institution clients, risks related to acquisitions and economic conditions. These factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated total revenue, marketing solutions and other services revenue, earnings per share, cash provided by operating activities and expected cost savings.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

				Change
(in thousands, except per order amounts)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenue	$1,772,817	$1,674,082	$1,584,824	5.9%	5.6%
Orders	53,138	52,632	52,584	1.0%	0.1%
Revenue per order	$33.36	$31.81	$30.14	4.9%	5.5%

The increase in total revenue for 2015, as compared to 2014, was primarily due to growth in marketing solutions and other services revenue of $105 million, including incremental revenue from businesses acquired during 2015 and 2014. Further information regarding our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. In addition, revenue benefited from price increases in all three segments, and investments to expand our Small Business Services distributor channel contributed revenue growth in other product categories of approximately $11 million. These revenue increases were partially offset by lower order volume for both personal and business checks, contract renewal allowances within Financial Services and an unfavorable currency exchange rate impact of $11 million.

The increase in total revenue for 2014, as compared to 2013, was primarily due to growth in marketing solutions and other services revenue of $84 million, including incremental revenue from businesses acquired during 2014 and 2013. In addition, revenue benefited from price increases in all three segments, and investments to expand our Small Business Services distributor channel contributed revenue growth in other product categories of approximately $18 million. These revenue increases were partially offset by lower order volume for our personal check businesses and contract renewal allowances within Financial Services.

Service revenue represented 18.1% of total revenue in 2015, 15.7% in 2014 and 13.6% in 2013. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

				Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Checks	49.3%	52.0%	55.8%	(2.7) pt.	(3.8) pt.
Marketing solutions and other services	30.0%	25.5%	21.6%	4.5 pt.	3.9 pt.
Forms	12.2%	13.0%	12.7%	(0.8) pt.	0.3 pt.
Accessories and other products	8.5%	9.5%	9.9%	(1.0) pt.	(0.4) pt.
Total revenue	100.0%	100.0%	100.0%	—	—

The number of orders increased in each of the last two years as growth in marketing solutions and other services, including the impact of acquisitions, and growth in the Small Business Services distributor channel more than offset the impact of the continuing decline in check and forms usage. Revenue per order also increased in each of the past two years primarily due to the benefit of price increases in all three segments and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total cost of revenue	$639,209	$606,278	$561,116	5.4%	8.0%
Total cost of revenue as a percentage of total revenue	36.1%	36.2%	35.4%	(0.1) pt.	0.8 pt.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for 2015, as compared to 2014, was primarily attributable to the growth in revenue, most notably in our Small Business Services distributor channel, which generated a $36 million increase in outsourced product costs in 2015, primarily resulting from investments to expand our distributor channel. In addition, the businesses acquired in 2015 in our Financial Services segment incurred incremental costs of approximately $19 million, and delivery rates and material costs increased in 2015. Partially offsetting these increases in total cost of revenue were manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $20 million, as well as the impact of lower order volume for both personal and business checks.

The increase in total cost of revenue for 2014, as compared to 2013, was attributable to the growth in revenue, most notably in our Small Business Services distributor channel, which generated a $40 million increase in outsourced product costs in 2014, primarily resulting from investments to expand our distributor channel. In addition, the businesses acquired in 2014 and 2013 in our Financial Services segment and the acquisitions of VerticalResponse and Gift Box Corporation of America in our Small Business Services segment incurred incremental costs of approximately $14 million, and delivery rates and material costs increased in 2014. Partially offsetting these increases in total cost of revenue were manufacturing and delivery efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $18 million.

Consolidated Selling, General & Administrative Expense

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
SG&A expense	$774,859	$719,192	$691,359	7.7%	4.0%
SG&A expense as a percentage of total revenue	43.7%	43.0%	43.6%	0.7 pt.	(0.6) pt.

The increase in SG&A expense for 2015, as compared to 2014, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 in our Financial Services segment of approximately $48 million, as well as investments in revenue growth opportunities, including investments to expand our distributor channel and brand awareness initiatives. In addition, Small Business Services commission expense increased due primarily to increased sales volume for our distributor channel, as well as higher commission rates. These increases were partially offset by various expense reduction initiatives of approximately $30 million, primarily within our sales and marketing organizations.

The increase in SG&A expense for 2014, as compared to 2013, was driven primarily by incremental operating expenses of the businesses we acquired in 2014 and 2013 in our Financial Services segment and the acquisitions of VerticalResponse and Gift Box Corporation of America in our Small Business Services segment of approximately $42 million. Additionally, we invested in revenue growth opportunities, including investments to expand our distributor channel, performance-based compensation expense increased approximately $6 million as compared to 2013, and Small Business Services commission expense increased $6 million due primarily to increased financial institution commission rates. These increases were partially offset by various expense reduction initiatives of approximately $42 million within sales, marketing and our shared services organizations, including improved labor efficiency and reduced expenses for information technology infrastructure.

Net Restructuring Charges

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net restructuring charges	$4,418	$8,776	$9,435	$(4,358)	$(659)

We recorded restructuring charges and reversals related to the cost reduction initiatives discussed under Executive Overview. The charges and reversals for each period primarily relate to costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. In addition to the restructuring charges shown here, restructuring charges of $1.8 million in 2015, $0.9 million in 2014 and $1.5 million in 2013 were included within total cost of revenue in our consolidated statements of income. Further information can be found under Restructuring Costs.

Asset Impairment Charges

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Asset impairment charges	$—	$6,468	$5,000	$(6,468)	$1,468

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

Loss on Early Debt Extinguishment

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Loss on early debt extinguishment	$8,917	$—	$—	$8,917	$—

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

Interest Expense

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Interest expense	$20,299	$36,529	$38,301	(44.4%)	(4.6%)
Weighted-average debt outstanding	560,070	635,560	654,751	(11.9%)	(2.9%)
Weighted-average interest rate	3.22%	5.15%	5.32%	(1.93) pt.	(0.17) pt.

The decrease in interest expense for 2015, as compared to 2014, was driven by changes in our debt structure and the decrease in our weighted-average debt outstanding. In October 2014, long-term notes of $253.5 million matured. These notes had a weighted-average interest rate of 4.3% during 2014, including the impact of hedging activities. We utilized cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. In addition, in March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under our short-term borrowings carried a weighted-average interest rate of 1.7% during 2015.

The decrease in interest expense for 2014, as compared to 2013, was due to the October 2014 maturity of $253.5 million of long-term debt with a weighted-average interest rate of 4.3% during 2014, including the impact of hedging activities. We used cash on hand and an initial borrowing of $135.0 million under our credit facility to meet this debt obligation. Amounts outstanding under our credit facility during 2014 carried a weighted-average interest rate of 1.6%.

Income Tax Provision

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income tax provision	$109,318	$97,387	$94,407	12.3%	3.2%
Effective tax rate	33.3%	32.8%	33.6%	0.5 pt.	(0.8) pt.

The increase in our effective tax rate for 2015, as compared to 2014, was primarily due to to a number of minor discrete credits to income tax expense in 2014, which collectively decreased our 2014 effective tax rate 0.9 points and which related primarily to state income tax credits. Partially offsetting this increase in our effective tax rate relative to 2014 were a number of minor discrete credits to income tax expense in 2015, which collectively decreased our 2015 effective tax rate 0.3 points. We expect that our annual effective tax rate for 2016 will be approximately 33.8%.

The decrease in our effective tax rate for 2014, as compared to 2013, was primarily due to the discrete credits to income tax expense in 2014, which collectively reduced our effective tax rate 0.9 points. In addition, our consolidated state income tax rate was lower in 2014. Partially offsetting these decreases in our effective tax rate relative to 2013 were discrete credits to income tax expense in 2013, which collectively reduced our effective tax rate 0.7 points, and which related primarily to the impact of federal legislation enacted in January 2013 that allowed us to claim the research and development credit on our 2012 federal income tax return.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. During 2015, we closed two call centers, a sales office, a warehouse, a fulfillment facility and one facility that contained both fulfillment and call center functions. During 2014, we closed one printing facility, and during 2013, we closed one printing facility. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for the years ended December 31 were as follows:

(dollars in thousands)	2015	2014	2013
Severance accruals	$5,891	$8,411	$7,495
Severance reversals	(1,197)	(1,513)	(805)
Operating lease obligations	338	—	216
Operating lease obligations reversals	—	—	(157)
Net restructuring accruals	5,032	6,898	6,749
Other costs	1,202	2,757	4,157
Net restructuring charges	$6,234	$9,655	$10,906
Number of employees included in severance accruals	290	260	230

The majority of the employee reductions included in our restructuring accruals are expected to be completed in the first quarter of 2016, and we expect most of the related severance payments to be paid by the third quarter of 2016, utilizing cash from operations.

As a result of our employee reductions and facility closings, we realized cost savings of approximately $2 million in total cost of revenue and $16 million in SG&A expense in 2015, in comparison to our 2014 results of operations, which represents a portion of the approximately $50 million of total net cost reductions we realized in 2015. In 2016, we expect to realize cost savings of approximately $3 million in total cost of revenue and $7 million in SG&A expense, in comparison to our 2015 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2016. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

Further information regarding our restructuring charges can be found under the caption “Note 8: Restructuring charges” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 16: Business segment information” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Effective January 1, 2015, two company-owned small business distributors were no longer managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we concluded that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses were included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change. In 2014, revenue for these businesses was $22.7 million and operating income was $1.1 million. In 2013, revenue for these businesses was $14.0 million and operating income was $0.5 million.

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; Safeguard® distributors; a network of independent local dealers; a growing direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Results for this segment were as follows:

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenue	$1,151,916	$1,106,505	$1,036,268	4.1%	6.8%
Operating income	203,933	187,226	175,420	8.9%	6.7%
Operating margin	17.7%	16.9%	16.9%	0.8 pt.	—

The increase in total revenue for 2015, as compared to 2014, was due primarily to growth in marketing solutions and other services revenue of $32 million, including incremental revenue from businesses acquired in 2015 and 2014. Further information regarding our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. The increases in marketing solutions and other services revenue were partially offset by lower search engine marketing/optimization revenue resulting from our decision in the third quarter of 2014 to reduce the revenue base of this business. In addition, revenue benefited from price increases and investments to expand our distributor channel contributed revenue growth in other product categories of approximately $11 million. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks, accessories and forms, as well as an unfavorable currency exchange rate impact of $11 million.

The increase in operating income and operating margin for 2015, as compared to 2014, was primarily due to price increases and benefits of our cost reduction initiatives. Additionally, 2014 results included an asset impairment charge of $6.5 million, which reduced operating margin for 2014 by 0.6 points, and restructuring costs were $1.5 million lower in 2015. Further information regarding the asset impairment charge can be found under Consolidated Results of Operations and further information regarding the restructuring costs can be found under Restructuring Costs. Partially offsetting these increases in operating income and operating margin were increased investments in revenue growth opportunities, including investments to expand our distributor channel and planned brand awareness initiatives. In addition, commission expense increased due to increased sales volume for our distributor channel, as well as higher commission rates, and delivery rates and material costs also increased in 2015.

The increase in total revenue for 2014, as compared to 2013, was due primarily to growth in marketing solutions and other services revenue of $48 million, including incremental revenue from business acquired in 2014 and 2013. In addition, investments to expand our distributor channel contributed revenue growth in other product categories of approximately $18 million and revenue also benefited from the impact of price increases. These increases in revenue were partially offset by a decrease in volume for certain core business products sold through our direct sales channel, including checks and deposit tickets, and an unfavorable currency exchange rate impact of $4 million.

The increase in operating income for 2014, as compared to 2013, was primarily due to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income was the shift in our revenue mix to lower margin services and outsourced products and an increase in investments in revenue growth opportunities, including investments to expand our distributor channel. In addition, commission expense increased due primarily to increased financial institution commission rates, delivery rates and material costs increased in 2014, and performance-based compensation increased approximately $4 million in 2014. Additionally, we recorded pre-tax asset impairment charges of $6.5 million during 2014 and $5.0 million during 2013 related to Small Business Services intangible assets. Further information regarding these impairment charges can be found in Consolidated Results of Operations.

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

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenue	$455,390	$391,129	$357,142	16.4%	9.5%
Operating income	91,539	87,908	82,811	4.1%	6.2%
Operating margin	20.1%	22.5%	23.2%	(2.4) pt.	(0.7) pt.

The increase in revenue for 2015, as compared to 2014, was due to growth in marketing solutions and other services of $73 million, including incremental revenue of $68 million from the acquisitions of Datamyx LLC and FISC Solutions in 2015 and Wausau Financial Systems, Inc. (Wausau) in October 2014, as well as increased revenue from our Deluxe Rewards and Deluxe Strategic Sourcing product and service offerings. Further information regarding our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Additionally, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

Operating income increased for 2015, as compared to 2014, primarily due to price increases, the benefit of our continuing cost reduction initiatives and positive operating income generated by the Wausau acquisition. In addition, restructuring costs were $1.6 million lower in 2015. Further information regarding the restructuring costs can be found under Restructuring Costs. Partially offsetting these increases in operating income was the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2015. Operating margin decreased for 2015, as compared to 2014, primarily driven by the full year operating results of our acquisitions, as well as contract renewal allowances and increased delivery and material costs in 2015. The operating results of our acquisitions, including acquisition-related amortization, reduced Financial Services' operating margin 3.4 points in 2015. These decreases in operating margin were partially offset by price increases, the benefit of our continuing cost reduction initiatives and the decrease in restructuring costs.

The increase in revenue for 2014, as compared to 2013, was due to price increases and growth in marketing solutions and other services driven by incremental revenue of $40 million from the acquisitions of Acton Marketing in August 2013, Destination Rewards in December 2013 and Wausau in October 2014. Partially offsetting these revenue increases was lower order volume, resulting primarily from the continued decline in check usage, and contract renewal allowances.

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

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com®, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Total revenue	$165,511	$176,448	$191,414	(6.2%)	(7.8%)
Operating income	58,859	57,499	59,683	2.4%	(3.7%)
Operating margin	35.6%	32.6%	31.2%	3.0 pt.	1.4 pt.

The decrease in revenue for 2015, as compared to 2014, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing expenditures that no longer met our return criteria. Partially offsetting the volume decline was higher revenue per order, driven by better email marketing conversion rates and an improved call center incentive plan, as well as price increases.

The increase in operating income and operating margin for 2015, as compared to 2014, was due primarily to benefits from our cost reduction initiatives, higher revenue per order, and a pre-tax loss of $0.7 million in 2014 from the sale-leaseback of a facility. These increases in operating income and operating margin were partially offset by lower order volume and increased delivery rates and material costs in 2015.

The decrease in revenue for 2014, as compared to 2013, was due to a reduction in orders stemming from the continued decline in check usage, as well as eliminating marketing investments that no longer met our return criteria. Partially offsetting the volume decline was higher revenue per order, partly due to price increases.

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

CASH FLOWS AND LIQUIDITY

As of December 31, 2015, we held cash and cash equivalents of $62.4 million. The following table shows our cash flow activity for the last three years, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 8 of this report.

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net cash provided by operating activities	$307,933	$280,395	$261,502	$27,538	$18,893
Net cash used by investing activities	(251,140)	(136,043)	(101,050)	(115,097)	(34,993)
Net cash used by financing activities	(46,689)	(199,345)	(82,297)	152,656	(117,048)
Effect of exchange rate change on cash	(9,218)	(4,555)	(2,501)	(4,663)	(2,054)
Net change in cash and cash equivalents	$886	$(59,548)	$75,654	$60,434	$(135,202)

The $27.5 million increase in net cash provided by operating activities for 2015, as compared to 2014, was primarily due to stronger operating performance and a $15.7 million decrease in interest payments due primarily to the maturity of long-term notes in October 2014 and the retirement of long-term notes in March 2015, as well as a $3.8 million decrease in contract acquisition payments and a $3.0 million decrease in severance payments related to our restructuring activities. These increases in net cash provided by operating activities were partially offset by an $11.6 million increase in the funding of medical benefits, a $10.4 million increase in income tax payments and a $6.0 million increase in performance-based compensation payments related to our 2014 performance. The increase in the funding of medical benefits was due to the decision in 2014 to no longer pre-fund the trust used to pay medical benefits. As such, our funding was lower in 2014 as we used the assets of the trust to pay benefits. In addition, payments for medical benefits increased in 2015, as compared to 2014.

The $18.9 million increase in net cash provided by operating activities for 2014, as compared to 2013, was primarily due to stronger operating performance, an $11.7 million decrease in the funding of medical benefits, a $5.3 million decrease in performance-based compensation payments related to our 2013 performance, and the positive impact of working capital changes. Our funding of medical benefits decreased during 2014 as we decided to no longer pre-fund the trust used to pay medical benefits. These increases in cash provided by operating activities were partially offset by a $10.3 million increase in income tax payments, a $4.4 million increase in contract acquisition payments and a $2.7 million increase in severance payments related to our restructuring activities.

Included in net cash provided by operating activities were the following operating cash outflows:

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Income tax payments	$110,999	$100,639	$90,322	$10,360	$10,317
Performance-based compensation payments	31,046	25,050	30,346	5,996	(5,296)
Funding of medical benefits(1)	25,574	14,000	25,700	11,574	(11,700)
Interest payments	24,286	39,946	38,676	(15,660)	1,270
Contract acquisition payments	12,806	16,567	12,133	(3,761)	4,434
Severance payments	5,172	8,142	5,451	(2,970)	2,691

(1) This amount represents payments made to our voluntary employee beneficiary association (VEBA) trust used to fund employee and retiree medical benefits.

Net cash used by investing activities in 2015 was $115.1 million higher than 2014, driven primarily by an increase in payments for acquisitions of $108.0 million. In 2015, we made aggregate payments for acquisitions of $213.0 million, net of cash acquired, compared to aggregate payments for acquisitions in 2014 of $105.0 million, net of cash acquired. Information regarding our acquisitions can be found under the caption “Note 5: Acquisitions” of the Notes to Consolidated Financial Statements appearing in the Item 8 of this report. In addition, we received proceeds of $8.5 million in 2014 from the sale of a facility. Partially offsetting these increases in cash used by investing activities was an increase of $3.1 million in proceeds from company-owned life insurance policies in 2015.

Net cash used by investing activities in 2014 was $35.0 million higher than 2013, driven primarily by an increase in payments for acquisitions of $35.3 million. In 2014, we made aggregate payments for acquisitions of $105.0 million, net of cash acquired, compared to aggregate payments for acquisitions in 2013 of $69.7 million, net of cash acquired. Information regarding our acquisitions can be found under the caption “Note 5: Acquisitions” of the Notes to Consolidated Financial Statements appearing in the Item 8 of this report. In addition, benefits received from company-owned life insurance policies decreased $3.7 million and purchases of capital assets increased $3.7 million, as we continued to invest in key revenue growth initiatives and in order fulfillment and information technology infrastructure. Partially offsetting these increases in cash used by investing activities was proceeds from the sale of a facility in 2014 of $8.5 million.

Net cash used by financing activities in 2015 was $152.7 million lower than 2014, due primarily to an increase in net proceeds from short-term borrowings of $114.1 million, which were used primarily for the redemption of a portion of our long-term debt, acquisitions and share repurchases, as well as a decrease of $46.3 million in payments on long-term debt compared to 2014. Partially offsetting these decreases in net cash used by financing activities was a $3.3 million decrease in proceeds from issuing shares under employee plans, as fewer stock options were exercised in 2015, and dividend payments increased $2.2 million, as we increased our per share dividend amount in the second quarter of 2014.

Net cash used by financing activities in 2014 was $117.0 million higher than 2013, due primarily to the $253.5 million payment of long-term debt that matured in October 2014 and an increase of $11.3 million in payments to repurchase common shares. In addition, dividend payments increased $6.9 million, as we increased our per share dividend amount in the second quarter of 2014, and proceeds from issuing shares under employee plans decreased $6.8 million, as fewer stock options were exercised in 2014. Partially offsetting these increases in cash used by financing activities was net proceeds from short-term borrowings of $159.9 million, as we utilized our credit facility to pay a portion of our long-term debt and to complete the acquisition of Wausau in 2014.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net proceeds from short-term borrowings	$274,000	$159,875	$—	$114,125	$159,875
Proceeds from issuing shares under employee plans	5,895	9,148	15,948	(3,253)	(6,800)
Proceeds from sale of facility	—	8,451	—	(8,451)	8,451

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

				Change
(in thousands)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Payments for acquisitions, net of cash acquired	$212,990	$105,029	$69,709	$107,961	$35,320
Payments on long-term debt, including costs of debt reacquisition	208,062	254,403	1,555	(46,341)	252,848
Payments for common shares repurchased	59,952	60,119	48,798	(167)	11,321
Cash dividends paid to shareholders	59,755	57,603	50,711	2,152	6,892
Purchases of capital assets	43,261	41,119	37,459	2,142	3,660

We anticipate that net cash provided by operating activities will be between $315 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and employee medical payments. We anticipate that net cash generated by operating activities in 2016 will be utilized for dividend payments, capital expenditures of approximately $43 million, periodic share repurchases and possible small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of December 31, 2015, $78.3 million was available for borrowing under our credit facility. In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan that we have since repaid. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility, and we may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2015, our subsidiaries located in Canada held cash and marketable securities of $56.1 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the United States at one time, we would incur a federal tax liability of approximately $7 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations in 2016, including dividend payments, capital expenditures, and required interest payments, as well as periodic share repurchases and possible small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $631.3 million as of December 31, 2015, an increase of $77.0 million from December 31, 2014. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. As of December 31, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2015 included a $4.8 million decrease related to adjusting the hedged debt for changes in its fair value. As of December 31, 2014, this fair value adjustment was a decrease of $8.1 million. Further information concerning the interest rate swaps and our outstanding debt can be found under the captions “Note 6: Derivative financial instruments” and “Note 13: Debt and lease obligations” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations.

Our capital structure for each period was as follows:

	December 31, 2015		December 31, 2014
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$2,109	2.0%	$202,379	6.9%	$(200,270)
Floating interest rate	629,158	2.9%	351,933	3.5%	277,225
Total debt	631,267	2.9%	554,312	4.7%	76,955
Shareholders’ equity	745,069		647,497		97,572
Total capital	$1,376,336		$1,201,809		$174,527

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 1.0 million shares remained available for purchase under this authorization as of December 31, 2015. During 2015, we purchased 1.0 million shares for $60.0 million. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 8 of this report.

In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a $75.0 million short-term bank loan that we have since repaid. We may, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

As of December 31, 2015, we had a $525.0 million credit facility, which is scheduled to expire in February 2019. As of December 31, 2014, the commitment under this credit facility was $350.0 million. In conjunction with the acquisition of Datamyx LLC in October 2015, we exercised our right to increase the size of our existing credit facility to $525.0 million. Our commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of December 31, 2015, and we expect to remain in compliance with all debt covenants throughout 2016.

As of December 31, 2015, $434.0 million was drawn on our credit facility at a weighted-average interest rate of 1.9%. As of December 31, 2014, $160.0 million was drawn on our credit facility at a weighted-average interest rate of 1.6%. As of December 31, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(434,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of December 31, 2015	$78,274

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Acquisitions – The impact of acquisitions on our consolidated balance sheets can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the past three years can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. Cash payments made for contract acquisition costs were $12.8 million for 2015, $16.6 million for 2014 and $12.1 million for 2013. We anticipate cash payments of approximately $15 million in 2016.

The number of checks being written has been declining, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting contract acquisition payments and the amount of the payments has fluctuated from year to year. Although we anticipate that we will selectively continue to make contract acquisition payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors, including the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract.

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $9.0 million as of December 31, 2015 and $9.8 million as of December 31, 2014. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $29.2 million as of December 31, 2015 and $36.8 million as of December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 14: Other commitments and contingencies” of the Notes to Consolidated Financial Statements appearing in the Item 8 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

As of December 31, 2015, our contractual obligations were as follows:

(in thousands)	Total	2016	2017 and 2018	2019 and 2020	2021 and thereafter
Long-term debt and related interest	$258,667	$12,000	$24,000	$222,667	$—
Short-term borrowings	434,000	434,000	—	—	—
Lease obligations	24,329	7,704	9,994	4,242	2,389
Purchase obligations	54,724	28,197	16,584	8,782	1,161
Other non-current liabilities	67,794	17,489	22,142	19,496	8,667
Total contractual obligations	$839,514	$499,390	$72,720	$255,187	$12,217
Purchase obligations include amounts due under contracts with third-party service providers. These contracts are primarily for Direct Checks direct mail advertising agreements, information technology services and amounts due under Direct Checks and Financial Services royalty agreements. We routinely issue purchase orders to numerous vendors for the purchase of inventory and other supplies. These purchase orders are not included in the purchase obligations presented here, as our business partners typically allow us to cancel these purchase orders as necessary to accommodate business needs. Of the purchase obligations included in the table above, $15.4 million allow for early termination upon the payment of early termination fees. If we were to terminate these agreements, we would have incurred early termination fees of $14.7 million as of December 31, 2015.

Accrued liabilities and other non-current liabilities as of December 31, 2015 included accrued contingent consideration resulting from acquisitions of $5.9 million, which reflects the estimated fair value of these liabilities. Payments due under the agreements are dependent upon the future performance of the acquired businesses. Amounts included in the table above reflect our current estimate of the amounts that will be paid, and include interest of $4.5 million.

Of the $71.0 million reported as other non-current liabilities in our consolidated balance sheet as of December 31, 2015, $25.2 million is excluded from the obligations shown in the table above. The excluded amounts, including the current portion of each liability, are comprised primarily of the following:

•
Profit sharing, cash bonus and long-term incentive payments – Amounts payable under our performance-based compensation arrangements are dependent on our future operating performance. As of December 31, 2015, accrued liabilities included $40.7 million and other non-current liabilities included $2.1 million for performance-based compensation accruals.

•
Payments for uncertain tax positions – Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities. Our liability for uncertain tax positions, including accrued interest and penalties, was $6.9 million as of December 31, 2015, excluding tax benefits of deductible interest and the federal benefit of deductible state income tax.

•
Deferred income taxes of business held for sale – As of December 31, 2015, other non-current liabilities included $5.8 million of deferred income taxes related to a small business distributor held for sale. Further information regarding net assets held for sale can be found under the caption "Note 2: Supplemental balance sheet and cash flow information" of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

•	Fair value of interest rate swaps – As of December 31, 2015, other non-current liabilities included $4.8 million for the fair value of interest rate swaps related to our long-term debt due in 2020.

•
A portion of the amount due under our deferred compensation plan – Under this plan, some employees may begin receiving payments upon the termination of employment or disability, and we cannot predict when these events will occur. As such, $2.9 million of our deferred compensation liability as of December 31, 2015 is excluded from the obligations shown in the table above.

The table of contractual obligations does not include the following:

•
Benefit payments for our postretirement benefit plan – We have the option of paying benefits from the accumulated assets of the plan or from the general funds of the company. Additionally, we expect the plan assets to earn income over time. As such, we cannot predict when or if payments from our general funds will be required. We anticipate that we will utilize plan assets to pay a majority of our benefits during 2016. Our postretirement benefit plan was overfunded $16.3 million as of December 31, 2015.

•
Payments to our 401(k) plan – Payments to our 401(k) plan throughout the year are dependent on the number of employees participating in the plan, the level of employee contributions and employee wage rates.

•	Income tax payments, which are dependent upon our taxable income.

RELATED PARTY TRANSACTIONS

We have not entered into any material related party transactions during the past three years.

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. Our accounting policies are discussed under the caption: “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities. In some instances, we reasonably could have used different accounting estimates and, in other instances, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results may differ from our estimates. Significant estimates and judgments utilized are reviewed by management on an ongoing basis and by the audit committee of our board of directors at the end of each quarter prior to the public release of our financial results.

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

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax expense based on expected taxable income, statutory tax rates, tax credits allowed in the various jurisdictions in which we operate, and risks associated with uncertain tax positions, together with assessing temporary and permanent differences resulting from the differing treatment of certain items between income tax return and financial reporting requirements. In interim reporting periods, we use an estimate of our annual effective tax rate based on the facts available at the time. Changes in the jurisdictional mix or the estimated amount of annual pre-tax income could impact our estimated effective tax rate in interim periods. The actual effective income tax rate is calculated at year-end.

We recognize deferred tax assets and liabilities for temporary differences using the enacted tax rates and laws that will be in effect when we expect the temporary differences to reverse. We must assess the likelihood that our deferred tax assets will be realized through future taxable income, and to the extent we believe that realization is not likely, we must establish a valuation allowance against those deferred tax assets. Significant judgment is required in evaluating our tax positions, and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We had net deferred tax liabilities of $79.8 million as of December 31, 2015, including valuation allowances of $2.8 million. The valuation allowances related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland that we do not currently expect to fully realize.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Information regarding our unrecognized tax benefits can be found under the caption: “Note 9: Income tax provision” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report. The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

A one-percentage-point change in our effective income tax rate, excluding discrete items, would have resulted in a $3.3 million change in income tax expense for 2015. The determination of our provision for income taxes, deferred income taxes and unrecognized tax positions requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. As such, the amounts reflected in our consolidated financial statements may require adjustment in the future as additional facts become known or circumstances change. If actual results differ from estimated amounts, our effective income tax rate and related tax balances would be affected.

As of December 31, 2015, our subsidiaries located in Canada held cash and marketable securities of $56.1 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and marketable securities into the United States at one time, we would incur a federal tax liability of approximately $7 million, based on current federal tax law.

Revenue Recognition

In general, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Revenue is presented in our consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs and sales tax.

Product revenue – The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Product revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

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

Service revenue – Our services consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions, as well as data and analytics marketing solutions; financial technology solutions; financial institution customer acquisition and loyalty programs; payroll services; and logo design. We recognize the majority of these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting, applications services and outsourcing services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in the consolidated balance sheets.

Service revenue, percentage-of-completion method – A portion of the revenue generated by Wausau, which was acquired in October 2014, results from the sale of bundled arrangements that may include hardware, software and professional services. As these arrangements involve customization and modification of the software, we recognize revenues from these contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases in revenues and expenses and are reflected in the consolidated statements of income in the periods in which they are first identified. Revisions to these estimates during 2015 were not significant to our consolidated results of operations. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated total direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Estimated annual revenues from bundled arrangements accounted for using the percentage-of-completion method of accounting totaled approximately $10 million for 2015.

Contract termination payments – At times, a financial institution client may terminate its contract with us prior to the end of the contract term. In substantially all of these cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further service or contractual obligations, and collection of the funds is assured. If we have a continuing service obligation following the execution of a contract termination agreement, we record the related revenue over the remaining service period.

Gross vs. net revenue recognition – Certain revenue streams require judgment to determine if revenue should be recorded on a gross basis or net of related costs. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Instead, revenue reflects the amounts paid to us by our financial institution clients. Revenue generated by our Safeguard distributors within the Small Business Services segment is generally recorded on a gross basis, with commissions paid to our distributors included in SG&A expense. As part of our rewards, incentive and loyalty programs, we receive payments from consumers or our clients for the products and services we provide, including hotel stays, gift cards and merchandise such as apparel, electronics, and clothing. This revenue is recorded net of the related fulfillment costs.

Postretirement Benefit Plan

Detailed information regarding our postretirement benefit plan, including a description of the plan, its related future cash flows, plan assets and the actuarial assumptions used in accounting for the plan, can be found under the caption: “Note 12: Postretirement benefits” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

We recorded net postretirement benefit income of $2.7 million for 2015, $2.2 million for 2014 and $1.4 million for 2013. Our business segments record postretirement benefit income in cost of revenue and in SG&A expense, based on the composition of their workforces. Our postretirement benefit income and obligation are calculated utilizing various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, the expected health care cost trend rate and the average remaining life expectancy of plan participants. We analyze the assumptions used each year when we complete our actuarial valuation of the plan. The effects of changes to our assumptions are recognized immediately on the consolidated balance sheets, but are generally amortized into earnings over future periods, with the deferred amount recorded in accumulated other comprehensive loss. If the assumptions utilized in determining our postretirement benefit income and obligation differ from actual events, our results of operations for future periods are impacted.

Discount rate – The discount rate is used to reflect the time value of money. It is the assumed rate at which future postretirement benefits could be effectively settled. The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate used in measuring net periodic benefit income for 2015, we utilized the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream was aggregated and used to impute a weighted-average discount rate.

Effective December 31, 2015, we changed the method we use to determine the discount rate used in calculating the interest component of net periodic benefit income. Instead of using a single weighted-average discount rate, we elected to utilize a full yield curve approach by applying separate discount rates to each future projected benefit payment based on time until payment. We made this change to provide a more precise measurement of interest costs by improving the correlation between projected cash flows and the corresponding yield curve rates. This change does not affect the measurement of our total benefit obligation, but is expected to reduce the interest component of net periodic benefit income $881 in 2016. This is a change in accounting estimate, and accordingly, we are accounting for it on a prospective basis.

In measuring the accumulated postretirement benefit obligation as of December 31, 2015, we assumed a discount rate of 4.02%. A 0.25 point change in the discount rate would increase or decrease our postretirement benefit obligation by approximately $2.3 million.

Expected long-term rate of return on plan assets – The long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for expected benefit payments. In determining this rate, we utilize our historical returns and then adjust these returns for estimated inflation and projected market returns. Our inflation assumption is primarily based on analysis of historical inflation data. In measuring net postretirement benefit income for 2015, we assumed an expected long-term rate of return on plan assets of 6.50%. A 0.25 point change in this assumption would increase or decrease our annual postretirement benefit income by approximately $0.3 million.

Expected health care cost trend rate – The health care cost trend rate represents the expected annual rate of change in the cost of health care benefits currently provided due to factors other than changes in the demographics of plan participants. In measuring the accumulated postretirement benefit obligation as of December 31, 2015, our initial health care inflation rate for 2016 was assumed to be 7.25% for participants under the age of 65 and 6.75% for participants age 65 and older. Our ultimate health care inflation rate was assumed to be 5.0% in 2026 and beyond for participants under the age of 65 and 5.0% in 2024 and beyond for participants age 65 and older. A one-percentage-point change in the health care cost trend rates would have the following effects:

(in thousands)	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost	$65	$(61)
Effect on benefit obligation	1,614	(1,513)

Average remaining life expectancy of plan participants – In determining the average remaining life expectancy of plan participants, our actuaries use a mortality table that includes estimated death rates for each age. We are currently using the RP-2014 mortality table with mortality improvement Scale MP-2015.

When actual events differ from our assumptions or when we change the assumptions used, an unrecognized actuarial gain or loss results. The gain or loss is recognized immediately in the consolidated balance sheets within accumulated comprehensive loss and is amortized into postretirement benefit income over the average remaining life expectancy of inactive plan participants, as a large percentage of our plan participants are classified as inactive. This amortization period was 16.5 years as of December 31, 2015.

The fair value of our postretirement benefit plan assets is subject to various risks, including credit, interest and overall market volatility risks. If the equity markets were to experience a significant decline in value, the fair value of our plan assets would decrease. This would affect the funded status of our plan and result in higher postretirement benefit expense. Although our obligation is limited to funding benefits as they become payable, future declines in the fair value of our plan assets could result in the need to contribute increased amounts of cash to fund benefits payable under the plan. We utilized plan assets to pay a significant portion of benefits during 2015, and we anticipate that we will utilize plan assets to pay a significant portion of our benefits during 2016.

Impairment of Goodwill and Indefinite-Lived Trade Name

Goodwill and our indefinite-lived trade name totaled $995.5 million as of December 31, 2015, which represented 54.0% of total assets. These assets are tested for impairment on an annual basis as of July 31, or more frequently if events or circumstances occur that could indicate impairment. In addition to the required impairment analyses, we regularly evaluate the remaining useful life of our indefinite-lived trade name to determine whether events and circumstances continue to support an indefinite useful life. If we would determine that this asset has a finite useful life, we would test the asset for impairment and then amortize the asset's remaining carrying value over its estimated remaining useful life.

To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business.

2015 goodwill impairment analysis – In completing the 2015 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units, with the exception of our Financial Services Commercial reporting unit, which was acquired subsequent to our 2014 annual impairment analysis. Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014 in which the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74.0 million and $1.13 billion, or by amounts between 47% and 482% above the carrying values of their net assets. In completing our 2015 qualitative analysis, we noted no changes in events or circumstances that would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed.

In completing the quantitative analysis for our Financial Services Commercial reporting unit, we first compared the carrying value of the reporting unit, including goodwill, to its estimated fair value. Carrying value is based on the assets and liabilities associated with the operations of the reporting unit, which often requires the allocation of shared or corporate items among reporting units. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the estimated fair value of a reporting unit, we are required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. The analysis of our Financial Services Commercial reporting unit indicated that its fair value exceeded its carrying value by approximately 13%. This relatively small margin is primarily due to the fact that the reporting unit was recently acquired. As the excess of the fair value over the carrying value for this reporting unit was not significant, this impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate of 13%. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of this reporting unit. This could reduce the excess of the fair value over the carrying value of the reporting unit, which could then result in a goodwill impairment charge. A five-percentage point decrease in forecasted cash flows for each year would reduce the indicated fair value of the reporting unit by approximately 5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the reporting unit by approximately 3%. Total goodwill for this reporting unit was approximately $45.0 million as of July 31, 2015.

2014 goodwill impairment analysis – In completing our 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units, as our previous quantitative analysis was completed during 2010. In determining the fair values of our reporting units, we utilized the income approach, as previously described in relation to the 2015 analysis of our Financial Services Commercial reporting unit. Because our 2014 quantitative analysis included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units in 2014.

2013 goodwill impairment analysis – In completing our annual goodwill impairment analysis during 2013, we elected to perform a qualitative assessment for all of the reporting units to which goodwill is assigned. This analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010. In completing our qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

Indefinite-lived trade name – The estimate of fair value for our indefinite-lived trade name is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The annual impairment analysis completed during 2015 indicated that the estimated fair value of our indefinite-lived trade name exceeded its carrying value of $19.1 million by approximately $20.0 million. In this analysis, we assumed a discount rate of 13.0% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $2.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $13.0 million.

Evaluations of asset impairment require us to make assumptions about future events, market conditions, and financial performance over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from our assumptions. For example, if our stock price were to decline for a sustained period, if a further downturn in economic conditions were to negatively affect our actual and forecasted operating results, if order volume declines for our Direct Checks segment were to accelerate, or if recent acquisitions were to fail to achieve expected operating results, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record an impairment charge for a portion of goodwill and/or our indefinite-lived trade name or other assets.

Business Combinations

We allocate the purchase price of acquired businesses to the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition. The calculations used to determine the fair value of the long-lived assets acquired, primarily intangible assets, can be complex and require significant judgment. We weigh many factors when completing these estimates including, but not limited to, the nature of the acquired company’s business; its competitive position, strengths, and challenges; its historical financial position and performance; estimated customer retention rates; discount rates; and future plans for the combined entity. We may also engage independent valuation specialists, when necessary, to assist in the fair value calculations for significant acquired long-lived assets. We generally estimate the fair value of acquired customer lists by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations include same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of acquired internal-use software is estimated, at times, using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates are applied to the projected revenues for the remaining useful life of the software to estimate the royalty savings. The fair value of acquired internal-use software may also be estimated using the cost of reproduction method under which the primary components of the software are identified and the estimated cost to reproduce the software is calculated based on data provided by the acquirees. We estimate the fair value of liabilities for contingent consideration by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in these calculations include discount rates, projected financial results of the acquired businesses based on our most recent internal forecasts, and factors indicating the probability of achieving the forecasted results. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is not amortized, but is subject to impairment testing on at least an annual basis.

We are also required to estimate the useful lives of the acquired intangible assets, which determines the amount of acquisition-related amortization expense we will record in future periods. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization.

While we use our best estimates and assumptions, our fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Any adjustments required after the measurement period are recorded in the consolidated statements of income.

The judgments required in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly affect net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value than a shorter-lived asset, net income in a given period may be higher. Additionally, assigning a lower value to amortizable intangibles would result in a higher amount assigned to goodwill. As goodwill is not amortized, this would benefit net income in a given period, although goodwill is subject to annual impairment analysis.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding the accounting policies adopted during 2015 and those not yet adopted can be found under the caption “Note 1: Significant accounting policies” of the Notes to Consolidated Financial Statements appearing in Item 8 of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of December 31, 2015, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$434,000	$434,000	1.9%
Long-term notes maturing November 2020, including decrease of $4,842 related to the cumulative change in fair value of hedged debt	195,158	207,000	5.0%
Capital lease obligations	2,109	2,109	2.0%
Total debt	$631,267	$643,109	2.9%

(1) For our long-term notes, fair value is based on significant observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount. For short-term borrowings, fair value equals carrying value due to their short-term duration.

In March 2015, we redeemed all $200.0 million of our 7.0% senior notes due in March 2019, utilizing our credit facility and a short-term bank loan that we have since repaid. We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or otherwise. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. As of December 31, 2015, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of December 31, 2015 included a $4.8 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of December 31, 2015 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $5.2 million change in interest expense for 2015.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Deluxe Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Deluxe Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 19, 2016

DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$62,427	$61,541
Trade accounts receivable, net of allowances for uncollectible accounts	123,654	113,656
Inventories and supplies	41,956	39,411
Deferred income taxes	—	10,159
Funds held for customers	53,343	43,604
Other current assets	44,608	50,519
Total current assets	325,988	318,890
Deferred income taxes	1,238	1,411
Long-term investments (including $2,091 and $2,384 of investments at fair value, respectively)	41,691	46,451
Property, plant and equipment, net of accumulated depreciation	85,732	87,623
Assets held for sale	13,969	26,819
Intangibles, net of accumulated amortization	285,311	207,180
Goodwill	976,415	868,376
Other non-current assets	114,058	131,641
Total assets	$1,844,402	$1,688,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,575	$87,216
Accrued liabilities	228,423	219,121
Short-term borrowings	434,000	160,000
Long-term debt due within one year	1,045	911
Total current liabilities	751,043	467,248
Long-term debt	196,222	393,401
Deferred income taxes	81,076	95,838
Other non-current liabilities	70,992	84,407
Commitments and contingencies (Notes 9, 13 and 14)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2015 – 49,019; 2014 – 49,742)	49,019	49,742
Additional paid-in capital	—	4,758
Retained earnings	751,253	629,335
Accumulated other comprehensive loss	(55,203)	(36,338)
Total shareholders’ equity	745,069	647,497
Total liabilities and shareholders’ equity	$1,844,402	$1,688,391

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Product revenue	$1,451,994	$1,410,858	$1,369,711
Service revenue	320,823	263,224	215,113
Total revenue	1,772,817	1,674,082	1,584,824
Cost of products	(526,307)	(501,871)	(463,487)
Cost of services	(112,902)	(104,407)	(97,629)
Total cost of revenue	(639,209)	(606,278)	(561,116)
Gross profit	1,133,608	1,067,804	1,023,708
Selling, general and administrative expense	(774,859)	(719,192)	(691,359)
Net restructuring charges	(4,418)	(8,776)	(9,435)
Asset impairment charges	—	(6,468)	(5,000)
Net loss on sale of facility	—	(735)	—
Operating income	354,331	332,633	317,914
Loss on early debt extinguishment	(8,917)	—	—
Interest expense	(20,299)	(36,529)	(38,301)
Other income	2,832	1,077	1,446
Income before income taxes	327,947	297,181	281,059
Income tax provision	(109,318)	(97,387)	(94,407)
Net income	$218,629	$199,794	$186,652
Basic earnings per share	$4.39	$3.99	$3.68
Diluted earnings per share	4.36	3.96	3.65
Cash dividends per share	1.20	1.15	1.00

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$218,629	$199,794	$186,652
Other comprehensive income, net of tax:
Reclassification of loss on derivative instruments from other comprehensive loss to net income	—	781	1,040
Postretirement benefit plans:
Net actuarial (loss) gain arising during the year	(7,666)	1,133	8,365
Less reclassification of amounts from other comprehensive loss to net income:
Amortization of prior service credit	(867)	(866)	(864)
Amortization of net actuarial loss	2,116	2,202	2,928
Postretirement benefit plans	(6,417)	2,469	10,429
Unrealized holding gains (losses) on securities arising during the year	11	151	(184)
Unrealized foreign currency translation adjustment	(12,459)	(6,315)	(4,062)
Other comprehensive (loss) income	(18,865)	(2,914)	7,223
Comprehensive income	$199,764	$196,880	$193,875

Income tax benefit (expense) of other comprehensive (loss) income included in above amounts:
Reclassification of loss on derivative instruments from other comprehensive loss to net income	$—	$(501)	$(671)
Postretirement benefit plans:
Net actuarial (loss) gain arising during the year	4,906	(726)	(5,393)
Less reclassification of amounts from other comprehensive loss to net income:
Amortization of prior service credit	554	555	557
Amortization of net actuarial loss	(1,004)	(1,216)	(1,511)
Postretirement benefit plans	4,456	(1,387)	(6,347)
Unrealized holding gains (losses) on securities arising during the year	(4)	(53)	64
Total net tax benefit (expense) included in other comprehensive (loss) income	$4,452	$(1,941)	$(6,954)
See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2012	50,614	$50,614	$47,968	$375,000	$(40,647)	$432,935
Net income	—	—	—	186,652	—	186,652
Cash dividends	—	—	—	(50,711)	—	(50,711)
Common shares issued	1,182	1,182	25,473	—	—	26,655
Tax impact of share-based awards	—	—	2,310	—	—	2,310
Common shares repurchased	(1,162)	(1,162)	(47,636)	—	—	(48,798)
Other common shares retired	(290)	(290)	(12,470)	—	—	(12,760)
Fair value of share-based compensation	—	—	6,951	—	—	6,951
Other comprehensive income	—	—	—	—	7,223	7,223
Balance, December 31, 2013	50,344	50,344	22,596	510,941	(33,424)	550,457
Net income	—	—	—	199,794	—	199,794
Cash dividends	—	—	—	(57,603)	—	(57,603)
Common shares issued	720	720	14,581	—	—	15,301
Tax impact of share-based awards	—	—	4,398	—	—	4,398
Common shares repurchased	(1,133)	(1,133)	(35,585)	(23,401)	—	(60,119)
Other common shares retired	(189)	(189)	(10,064)	(396)	—	(10,649)
Fair value of share-based compensation	—	—	8,832	—	—	8,832
Other comprehensive loss	—	—	—	—	(2,914)	(2,914)
Balance, December 31, 2014	49,742	49,742	4,758	629,335	(36,338)	647,497
Net income	—	—	—	218,629	—	218,629
Cash dividends	—	—	—	(59,755)	—	(59,755)
Common shares issued	324	324	7,663	—	—	7,987
Tax impact of share-based awards	—	—	2,021	—	—	2,021
Common shares repurchased	(996)	(996)	(22,000)	(36,956)	—	(59,952)
Other common shares retired	(51)	(51)	(3,174)	—	—	(3,225)
Fair value of share-based compensation	—	—	10,732	—	—	10,732
Other comprehensive loss	—	—	—	—	(18,865)	(18,865)
Balance, December 31, 2015	49,019	$49,019	$—	$751,253	$(55,203)	$745,069

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$218,629	$199,794	$186,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,000	16,767	17,822
Amortization of intangibles	60,700	49,075	46,651
Asset impairment charges	—	6,468	5,000
Amortization of contract acquisition costs	18,741	18,105	17,197
Deferred income taxes	(3,256)	(7,413)	(2,243)
Employee share-based compensation expense	11,894	9,776	7,562
Loss on early debt extinguishment	8,917	—	—
Other non-cash items, net	2,454	11,162	10,741
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	(4,525)	(21,095)	(14,754)
Inventories and supplies	(339)	(4,353)	(1,594)
Other current assets	8,629	(8,199)	7,032
Non-current assets	(2,532)	(4,153)	(5,976)
Accounts payable	(4,528)	12,218	886
Contract acquisition payments	(12,806)	(16,567)	(12,133)
Other accrued and non-current liabilities	(10,045)	18,810	(1,341)
Net cash provided by operating activities	307,933	280,395	261,502
Cash flows from investing activities:
Purchases of capital assets	(43,261)	(41,119)	(37,459)
Payments for acquisitions, net of cash acquired	(212,990)	(105,029)	(69,709)
Proceeds from company-owned life insurance policies	3,973	897	4,599
Proceeds from sale of facility	—	8,451	—
Other	1,138	757	1,519
Net cash used by investing activities	(251,140)	(136,043)	(101,050)
Cash flows from financing activities:
Net proceeds from short-term borrowings	274,000	159,875	—
Payments on long-term debt, including costs of debt reacquisition	(208,062)	(254,403)	(1,555)
Payments for debt issue costs	(749)	(1,085)	(236)
Proceeds from issuing shares under employee plans	5,895	9,148	15,948
Excess tax benefit from share-based employee awards	2,244	4,992	3,055
Payments for common shares repurchased	(59,952)	(60,119)	(48,798)
Cash dividends paid to shareholders	(59,755)	(57,603)	(50,711)
Other	(310)	(150)	—
Net cash used by financing activities	(46,689)	(199,345)	(82,297)
Effect of exchange rate change on cash	(9,218)	(4,555)	(2,501)
Net change in cash and cash equivalents	886	(59,548)	75,654
Cash and cash equivalents, beginning of year	61,541	121,089	45,435
Cash and cash equivalents, end of year	$62,427	$61,541	$121,089

See Notes to Consolidated Financial Statements

DELUXE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Significant accounting policies

Nature of operations – We employ a multi-channel strategy to provide a suite of life cycle-driven solutions to our customers. We offer a wide range of services and products to small businesses, including website development and hosting, email marketing, social media, search engine optimization and logo design, in addition to our core checks and forms offerings. For financial institutions, we offer programs in customer acquisition and loyalty, fraud prevention and profitability, and financial technology solutions, including receivables management and data analytics, as well as our check program solutions. We are also a leading printer of checks and accessories sold directly to consumers.

Consolidation – The consolidated financial statements include the accounts of Deluxe Corporation and its wholly-owned subsidiaries. All intercompany accounts, transactions and profits have been eliminated.

Use of estimates – We have prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States. In this process, it is necessary for us to make certain assumptions and estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all available information. However, actual results can differ from assumed and estimated amounts.

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

Trade accounts receivable – Trade accounts receivable are initially recorded at the invoiced amount upon the sale of goods or services to customers, and they do not bear interest. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts, we take several factors into consideration, including the overall composition of accounts receivable aging, our prior history of accounts receivable write-offs, the type of customer and our day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are included in selling, general and administrative (SG&A) expense in our consolidated statements of income. The point at which uncollected accounts are written off varies by type of customer, but generally does not exceed one year from the due date of the receivable.

Inventories and supplies – Inventories and supplies are stated at the lower of average cost or market. Average cost approximates cost calculated on a first-in, first-out basis. Supplies consist of items not used directly in the production of goods, such as maintenance and other supplies utilized in the production area.

Funds held for customers – Our Canadian payroll services business collects funds from clients to pay their payroll and related taxes. We hold these funds temporarily until payments are remitted to the clients' employees and the appropriate taxing authorities. These funds, consisting of cash and available-for-sale marketable securities, are reported as funds held for customers in the consolidated balance sheets. The corresponding liability for these obligations is included in accrued liabilities in the consolidated balance sheets. The available-for-sale marketable securities are carried at fair value, with unrealized gains and losses included in accumulated other comprehensive loss in the consolidated balance sheets. Realized gains and losses are included in revenue in our consolidated statements of income. Realized gains recognized during the past three years were not significant.

Long-term investments – Long-term investments consist primarily of cash surrender values of company-owned life insurance policies. Certain of these policies fund amounts due under our deferred compensation plan and our inactive supplemental executive retirement plan. Further information regarding these plans can be found in Note 11 and Note 12. Additionally, long-term investments include an investment in domestic mutual funds with a fair value of $2,091 as of

December 31, 2015 and $2,384 as of December 31, 2014. We have elected to account for this investment under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in SG&A expense in the consolidated statements of income. This investment corresponds to a liability under an officers' deferred compensation plan that is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the consolidated statements of income. The cost of securities sold is determined using the average cost method.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost less accumulated depreciation. Buildings have been assigned useful lives of 40 years and machinery and equipment are generally assigned useful lives ranging from one year to 11 years, with a weighted-average useful life of seven years as of December 31, 2015. Buildings are depreciated using the 150% declining balance method, and machinery and equipment are depreciated using the sum-of-the-years' digits method. Leasehold and building improvements are depreciated on the straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred.

Fully depreciated assets are retained in property, plant and equipment until disposal. Any gains or losses resulting from the disposition of property, plant and equipment are included in SG&A expense in the consolidated statements of income, with the exception of building sales. Such gains and losses are reported separately in the consolidated statements of income.

Intangibles – Intangible assets are stated at historical cost less accumulated amortization. Amortization expense is generally determined on the straight-line basis over periods ranging from one year to 20 years, with a weighted-average useful life of seven years as of December 31, 2015. Customer lists are generally amortized using accelerated methods that reflect the pattern in which we receive the economic benefit of the asset. Each reporting period, we evaluate the remaining useful lives of our amortizable intangibles to determine whether events or circumstances warrant a revision to the remaining period of amortization. If our estimate of an asset's remaining useful life is revised, the remaining carrying amount of the asset is amortized prospectively over the revised remaining useful life. As of December 31, 2015, we held a trade name asset that has been assigned an indefinite useful life. As such, this asset is not amortized, but is subject to impairment testing on at least an annual basis. Any gains or losses resulting from the disposition of intangibles are included in SG&A expense in the consolidated statements of income.

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

We incur costs in connection with the development of certain software products that we sell to our customers. Costs for the development of software products to be sold are expensed as incurred until technological feasibility is established, at which time, such costs are capitalized until the product is available for general release to customers. We acquired software to be sold via the acquisition of Wausau Financial Systems, Inc. in October 2014 (Note 5).

Impairment of long-lived assets and amortizable intangibles – We evaluate the recoverability of property, plant, equipment and amortizable intangibles not held for sale whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset. We compare the carrying amount of the asset to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset. As quoted market prices are not available for the majority of our assets, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. During 2014 and 2013, we recorded asset impairment charges related to Small Business Services intangible assets. Further information regarding the impairment charges can be found in Note 7.

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

Impairment of indefinite-lived intangibles and goodwill – We evaluate the carrying value of indefinite-lived intangibles and goodwill on July 31st of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse action or assessment by a regulator, or (4) an adverse change in market conditions that are indicative of a decline in the fair value of the assets.

In completing the annual impairment analysis of our indefinite-lived trade name in each of the past three years, we elected to perform a quantitative assessment. This assessment compares the carrying amount of the asset to its estimated fair value. The estimate of fair value is based on a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted. If the estimated fair value is less than the carrying value of the asset, an impairment loss would be recognized for the difference. The impairment analysis completed in each of the past three years indicated no impairment of our indefinite-lived trade name. In addition to the required impairment analysis, we regularly evaluate the remaining useful life of this asset to determine whether events and circumstances continue to support an indefinite useful life. If we were to determine that the asset has a finite useful life, we would test it for impairment and then amortize its remaining carrying value over its estimated remaining useful life.

To analyze goodwill for impairment, we must assign our goodwill to individual reporting units. Identification of reporting units includes an analysis of the components that comprise each of our operating segments, which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. We periodically review our reporting units to ensure that they continue to reflect the manner in which we operate our business.

When completing our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step, quantitative impairment test is unnecessary. During 2015 and 2013, we elected to perform a qualitative assessment for all of our reporting units to which goodwill was assigned, with the exception of our Financial Services Commercial reporting unit, which was acquired subsequent to our 2014 annual impairment analysis. We noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. In addition, the quantitative analysis completed for the Financial Services Commercial reporting unit in 2015 indicated no impairment. As such, no goodwill impairment charges were recorded as a result of our 2015 or 2013 annual goodwill impairment analyses.

In completing the 2015 goodwill impairment analysis for our Financial Services Commercial reporting unit and the 2014 annual goodwill impairment analysis for all of our reporting units, we elected to perform a quantitative assessment. Our previous quantitative analysis was completed during 2010. First, we calculated the estimated fair value of each reporting unit to which goodwill was assigned and compared this estimated fair value to the carrying amount of the reporting unit's net assets. In calculating the estimated fair value, we used the income approach. The income approach is a valuation technique under which we estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we projected revenue and applied our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the value-weighted average of our estimated cost of capital derived using both known and customary market metrics. In determining the estimated fair values of our reporting units, we were required to estimate a number of factors, including projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. Because our 2014 quantitative analysis included all of our reporting units, the summation of our reporting units' fair values was compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. To calculate the implied fair value of goodwill, the fair value of the reporting unit's assets and liabilities, excluding goodwill, is estimated. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, is the implied fair value of the reporting unit's goodwill. We were not required to complete the second step of the goodwill impairment analysis for any of our reporting units, and no goodwill impairment charges were recorded during 2014.

Further information regarding our annual impairment analyses can be found in Note 7.

Contract acquisition costs – We record contract acquisition costs when we sign or renew certain contracts with our financial institution clients. These costs, which are essentially pre-paid product discounts, consist of cash payments or accruals related to amounts owed to financial institution clients by our Financial Services segment. Contract acquisition costs are amortized as reductions of revenue over the related contract term, generally on the straight-line basis. Currently, these amounts are being amortized over periods ranging from one year to 10 years, with a weighted-average life of six years as of December 31, 2015. Whenever events or changes occur that impact the related contract, including significant declines in the anticipated profitability, we evaluate the carrying value of the contract acquisition costs to determine if impairment has occurred. Should a financial institution cancel a contract prior to the agreement's termination date, or should the volume of orders realized through a financial institution fall below contractually-specified minimums, we generally have a contractual right to a refund of the remaining unamortized contract acquisition costs. These costs are included in other non-current assets in the consolidated balance sheets.

Advertising costs – Deferred advertising costs include materials, printing, labor and postage costs related to direct response advertising programs of our Direct Checks and Small Business Services segments. These costs are amortized as SG&A expense over periods (not exceeding 18 months) that correspond to the estimated revenue streams of the individual advertisements. The actual revenue streams are analyzed at least annually to monitor the propriety of the amortization periods. Judgment is required in estimating the future revenue streams, especially with regard to check re-orders, which can span an extended period of time. Significant changes in the actual revenue streams would require the amortization periods to be modified, thus impacting our results of operations during the period in which the change occurred and in subsequent periods. Within our Direct Checks segment, approximately 87% of the costs of individual advertisements is expensed within six months of the advertisement. The deferred advertising costs of our Small Business Services segment are fully amortized within six months of the advertisement. Deferred advertising costs are included in other current assets and other non-current assets in the consolidated balance sheets.

Non-direct response advertising projects are expensed as incurred. Catalogs provided to financial institution clients of our Financial Services segment are accounted for as prepaid assets until they are shipped to financial institutions. The total amount of advertising expense was $87,396 in 2015, $91,937 in 2014 and $93,872 in 2013.

Loans and notes receivable from distributors – We have, at times, provided loans to certain of our Safeguard® distributors to allow them to purchase the operations of other small business distributors. We have also sold the operations of distributors that we own in exchange for notes receivable. These loans and notes receivable are included in other current assets and other non-current assets in the consolidated balance sheets. Interest is accrued at market interest rates as earned. We generally withhold commissions payable to the distributors to settle the monthly payments due on the receivables. As of December 31, 2015 and December 31, 2014, past due amounts, allowances for credit losses and receivables placed on non-accrual status were not significant. The determination to place receivables on non-accrual status is completed on a case-by-case basis, evaluating the specifics of each situation.

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

Litigation – We are party to legal actions and claims arising in the ordinary course of business. We record accruals for legal matters when the expected outcome of these matters is either known or considered probable and can be reasonably estimated. Our accruals do not include related legal and other costs expected to be incurred in defense of legal actions. Further information regarding litigation can be found in Note 14.

Income taxes – Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Net deferred tax assets are recognized to the extent that realization of such benefits is more likely than not. For periods prior to October 1, 2015, current deferred tax assets and liabilities were netted by jurisdiction in the consolidated balance sheets, as were non-current deferred tax assets and liabilities. On October 1, 2015, we adopted Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires that all deferred income tax assets and liabilities be classified as non-

current in the consolidated balance sheets. We adopted this standard on a prospective basis. As such, information for prior periods has not been revised for this change in accounting principle.

We are subject to tax audits in numerous domestic and foreign tax jurisdictions. Tax audits are often complex and can require several years to complete. In the normal course of business, we are subject to challenges from the Internal Revenue Service and other tax authorities regarding the amount of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when they are more-likely-than-not to be sustained by the taxing authorities based solely on the technical merits of the position. If the recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is greater than 50% likely to be realized. Accrued interest and penalties related to unrecognized tax positions are included in our provision for income taxes in the consolidated statements of income.

Derivative financial instruments – Information regarding our derivative financial instruments is included in Note 6. We do not use derivative financial instruments for speculative or trading purposes. Our policy is that all derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. As of December 31, 2015 and December 31, 2014, they are included in other non-current liabilities in the consolidated balance sheets. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders' equity as a component of accumulated other comprehensive loss, depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge and whether the hedge is effective. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We classify the cash flows from derivative instruments that have been designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. Changes in fair values of derivatives not qualifying as hedges and the ineffective portion of hedges are reported in income.

Revenue recognition – In general, revenue is recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectibility is reasonably assured. Revenue is presented in the consolidated statements of income net of rebates, discounts, amortization of contract acquisition costs, and sales tax.

The majority of our revenues are generated from the sale of products for which revenue is recognized upon shipment or customer receipt, based upon the transfer of title. Product revenue includes amounts billed to customers for shipping and handling and pass-through costs, such as marketing materials for which our financial institution clients reimburse us. Costs incurred for shipping and handling and pass-through costs are reflected in cost of products. For sales with a right of return, we record a reserve for estimated sales returns based on significant historical experience.

We enter into contractual agreements with financial institution clients for rebates on certain products we sell. We record these amounts as reductions of revenue in the consolidated statements of income and as accrued liabilities in the consolidated balance sheets when the related revenue is recorded. At times, we may also sell products at discounted prices or provide free products to customers when they purchase a specified product. Discounts are recorded as reductions of revenue when the related revenue is recorded. The cost of free products is recorded as cost of products when the revenue for the related order is recorded. Reported revenue for our Financial Services segment does not reflect the full retail price paid by end-consumers to their financial institutions. Instead, revenue reflects the amounts paid to us by our financial institution clients.

Our services consist primarily of web design, hosting and other web services; fraud prevention; marketing services, including email, mobile, social media and other self-service marketing solutions, as well as data and analytics marketing solutions; financial technology solutions; financial institution customer acquisition and loyalty programs; payroll services; and logo design. We recognize the majority of these service revenues as the services are provided. In some situations, our web hosting and applications services are billed on a quarterly, semi-annual or annual basis. When a customer pays in advance for services, we defer the revenue and recognize it as the services are performed. Up-front set-up fees related to our web hosting, applications services and outsourcing services are deferred and recognized as revenue on the straight-line basis over the term of the customer relationship. Deferred revenue is included in accrued liabilities in the consolidated balance sheets.

A portion of the revenue generated by Wausau Financial Systems, Inc., which was acquired in October 2014 (Note 5), results from the sale of bundled arrangements that may include hardware, software and professional services. As these arrangements involve customization and modification of the software, we recognize revenues from these contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. We record costs and earnings in excess of billings on uncompleted contracts within other current assets and billings in excess of costs and earnings on uncompleted contracts within other current liabilities in the consolidated balance sheets. The amount included in other current assets related to these contracts was $7,471 as of December 31, 2015 and $8,407 as of December 31, 2014. The

amount included in other current liabilities related to these contracts was $569 as of December 31, 2015 and $708 as of December 31, 2014.

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

Employee share-based compensation – Our share-based compensation consists of non-qualified stock options, restricted stock units, restricted stock and an employee stock purchase plan. Additionally, we began granting performance share awards during 2014. Employee share-based compensation expense is included in total cost of revenue and in SG&A expense in our consolidated statements of income, based on the functional areas of the employees receiving the awards, and is recognized as follows:

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

•
The performance share awards specify certain performance/market-based conditions that must be achieved in order for the awards to vest. For the portion of the awards based on a performance condition, the performance target is not considered in determining the fair value of the awards and thus, fair value is measured on the grant date based on the market value of our common stock. The related compensation expense for this type of award is recognized, net of estimated forfeitures, over the related service period. The amount of compensation expense is dependent on our periodic assessment of the probability of the targets being achieved and our estimate, which may vary over time, of the number of shares that ultimately will be issued. For the portion of the awards based on a market condition, fair value is calculated on the grant date using the Monte Carlo simulation model. All compensation cost for these awards is recognized, net of estimated forfeitures, over the related service period, even if the market condition is never satisfied.

Earnings per share – We calculate earnings per share using the two-class method as we have unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings per share is based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share is based on the weighted-average number of common shares outstanding during the year, adjusted to give effect to potential common shares such as stock options and shares to be issued under our employee stock purchase plan. When determining the denominator for the diluted earnings per share calculation under the treasury stock method, we exclude from assumed proceeds the impact of pro forma deferred tax assets.

Comprehensive income – Comprehensive income includes charges and credits to shareholders' equity that are not the result of transactions with shareholders. Our total comprehensive income consists of net income, amortization of gains and losses on derivative instruments, changes in the funded status and amortization of amounts related to our postretirement benefit plans, unrealized gains and losses on available-for-sale marketable securities, and foreign currency translation adjustments. The items of comprehensive income, with the exception of net income, are included in accumulated other comprehensive loss in the consolidated balance sheets and statements of shareholders' equity.

Recently adopted accounting pronouncements – In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. We adopted the new guidance on January 1, 2015, on a prospective basis. As such, this standard is applicable to any new disposals or new classifications of disposal groups as held for sale that occur on or after January 1, 2015. As of December 31, 2015, the adoption of this standard has had no impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This standard requires that all deferred income tax assets and liabilities be classified as non-current in the consolidated balance sheets. We adopted this guidance early on October 1, 2015, on a prospective basis. As such, information for prior periods has not been revised for this change in accounting principle.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability. The new guidance is effective for us on January 1, 2016. As of December 31, 2015, we had debt issuance costs of $2,249 related to long-term debt, which will be reclassified from other non-current assets upon adoption of this standard. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This new standard adds SEC paragraphs pursuant to the SEC Staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Under this guidance, the SEC Staff would not object to presenting such costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the arrangement. As of December 31, 2015, debt issuance costs of $2,003 related to our line-of-credit arrangement were included within other current assets in our consolidated balance sheet and are being amortized ratably over the term of the arrangement. Upon the adoption of ASU No. 2015-03 on January 1, 2016, we will continue to include these costs within other current assets and we will continue to amortize them over the term of the arrangement.

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

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). Under the new standard, investments measured at net asset value (NAV) as a practical expedient for fair value are excluded from the fair value hierarchy. As such, they are not assigned a fair value measurement level in financial statement disclosures of fair value. This new standard will impact our disclosures regarding the plan assets of our postretirement benefit plan as presented in Note 12. The new guidance is effective for us on January 1, 2016 and we will apply the standard retrospectively to all periods presented.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. The new guidance is effective for us on January 1, 2018. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

Note 2: Supplemental balance sheet and cash flow information

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2015	2014
Trade accounts receivable – gross	$128,470	$117,991
Allowances for uncollectible accounts	(4,816)	(4,335)
Trade accounts receivable – net	$123,654	$113,656

Changes in the allowances for uncollectible accounts for the years ended December 31 were as follows:

(in thousands)	2015	2014	2013
Balance, beginning of year	$4,335	$3,861	$3,912
Bad debt expense	4,858	3,994	3,722
Write-offs, net of recoveries	(4,377)	(3,520)	(3,773)
Balance, end of year	$4,816	$4,335	$3,861

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2015	2014
Raw materials	$5,719	$5,899
Semi-finished goods	8,208	8,990
Finished goods	24,955	21,298
Supplies	3,074	3,224
Inventories and supplies	$41,956	$39,411

Available-for-sale securities – Available-for-sale marketable securities included within funds held for customers and other current assets were comprised of the following:

	December 31, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$7,932	$—	$(91)	$7,841
Canadian guaranteed investment certificate	7,226	—	—	7,226
Available-for-sale securities (funds held for customers)(1)	15,158	—	(91)	15,067
Canadian money market fund (other current assets)	1,616	—	—	1,616
Available-for-sale securities	$16,774	$—	$(91)	$16,683

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2015, also included cash of $38,276.

	December 31, 2014
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$9,245	$—	$(120)	$9,125
Canadian guaranteed investment certificate	8,605	—	—	8,605
Available-for-sale securities (funds held for customers)(1)	17,850	—	(120)	17,730
Canadian money market fund (other current assets)	1,895	—	—	1,895
Available-for-sale securities	$19,745	$—	$(120)	$19,625

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2014, also included cash of $25,874.

Expected maturities of available-for-sale securities as of December 31, 2015 were as follows:

(in thousands)	Fair value
Due in one year or less	$10,606
Due in two to five years	3,270
Due in six to ten years	2,807
Available-for-sale securities	$16,683

Further information regarding the fair value of available-for-sale marketable securities can be found in Note 7.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2015			2014
(in thousands)	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Land and improvements	$28,118	$(7,836)	$20,282	$28,367	$(7,612)	$20,755
Buildings and improvements	110,100	(73,052)	37,048	109,307	(69,882)	39,425
Machinery and equipment	292,299	(263,897)	28,402	298,479	(271,036)	27,443
Property, plant and equipment	$430,517	$(344,785)	$85,732	$436,153	$(348,530)	$87,623

Assets held for sale/facility sale – Assets held for sale as of December 31, 2014, included the operations of five small business distributors that we previously acquired. The distributors were included in the Small Business Services segment and the assets acquired consisted primarily of customer list intangible assets. During 2015, we sold the operations of four of these distributors in exchange for notes receivable, realizing an immaterial net pre-tax gain. The distributors that purchased these businesses from us remain part of our Safeguard distributor network. We are actively marketing the remaining distributor and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following at December 31:

(in thousands)	2015	2014	Balance sheet caption
Current assets	$3	$687	Other current assets
Intangibles	13,533	25,926	Assets held for sale
Other non-current assets	436	893	Assets held for sale
Accrued liabilities	(366)	(1,058)	Accrued liabilities
Non-current deferred income tax liabilities	(5,777)	(8,774)	Other non-current liabilities
Net assets held for sale	$7,829	$17,674

During 2014, we sold our Colorado Springs, Colorado facility and entered into an operating lease on a portion of the facility. We received cash proceeds of $8,451 from the sale and recognized the full amount of the net pre-tax loss on the sale of $735.

Intangibles – Intangibles were comprised of the following at December 31:

	2015			2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	375,037	(310,665)	64,372	364,229	(303,340)	60,889
Customer lists/relationships	202,682	(54,990)	147,692	106,218	(40,097)	66,121
Trade names	64,881	(36,325)	28,556	69,281	(37,623)	31,658
Software to be sold	28,500	(3,765)	24,735	28,500	(601)	27,899
Other	2,858	(2,002)	856	8,160	(6,647)	1,513
Amortizable intangibles	673,958	(407,747)	266,211	576,388	(388,308)	188,080
Intangibles	$693,058	$(407,747)	$285,311	$595,488	$(388,308)	$207,180

Amortization expense related to intangibles was as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Internal-use software	$31,752	$34,282	$32,555
Software to be sold	3,164	601	—
Other amortizable intangibles	25,784	14,192	14,096
Amortization of intangibles	$60,700	$49,075	$46,651

Based on the intangibles in service as of December 31, 2015, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)	Estimated amortization expense
2016	$63,610
2017	49,487
2018	35,610
2019	27,698
2020	23,046

In the normal course of business, we acquire internal-use software. In conjunction with acquisitions, we also acquire internal-use software and other amortizable intangible assets. The following intangible assets were acquired during the years ended December 31:

	2015		2014		2013
(in thousands)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)
Internal-use software	$35,945	4	$33,867	4	$34,455	3
Customer lists/relationships	101,867	8	45,869	9	16,610	8
Software to be sold	—	—	28,500	9	—	—
Trade names	1,400	2	2,000	3	200	2
Other	—	—	50	2	3,310	4
Acquired intangibles	$139,212	7	$110,286	7	$54,575	5

The table above does not include intangible assets acquired in 2014 and 2013 via the acquisition of small business distributors that were classified as held for sale upon purchase. Further information regarding acquisitions can be found in Note 5.

Goodwill – Changes in goodwill by reportable segment and in total were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2013:
Goodwill, gross	$652,554	$41,717	$148,506	$842,777
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	632,554	41,717	148,506	822,777
Adjustment for acquisition of Destination Rewards, Inc.	—	(1,375)	—	(1,375)
Acquisition of Wausau Financial Systems, Inc.	—	45,521	—	45,521
Acquisition of NetClime, Inc.	1,615	—	—	1,615
Currency translation adjustment	(162)	—	—	(162)
Balance, December 31, 2014:
Goodwill, gross	654,007	85,863	148,506	888,376
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	634,007	85,863	148,506	868,376
Adjustment for acquisition of Wausau Financial Systems, Inc.	—	(714)	—	(714)
Acquisition of Verify Valid	5,650	—	—	5,650
Acquisition of small business distributor	9,285	—	—	9,285
Acquisition of Tech Assets	2,628	—	—	2,628
Acquisition of Datamyx LLC	—	91,465	—	91,465
Currency translation adjustment	(275)	—	—	(275)
Balance, December 31, 2015:
Goodwill, gross	671,295	176,614	148,506	996,415
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$651,295	$176,614	$148,506	$976,415

Information regarding the businesses acquired can be found in Note 5.

Other non-current assets – Other non-current assets were comprised of the following at December 31:

(in thousands)	2015	2014
Contract acquisition costs	$58,792	$74,101
Loans and notes receivable from distributors	23,957	14,583
Postretirement benefit plan asset (Note 12)	16,250	24,243
Deferred advertising costs	7,500	8,922
Other	7,559	9,792
Other non-current assets	$114,058	$131,641

Changes in contract acquisition costs were as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Balance, beginning of year	$74,101	$35,421	$43,036
Additions(1)	6,999	57,225	10,072
Amortization	(18,741)	(18,105)	(17,197)
Other	(3,567)	(440)	(490)
Balance, end of year	$58,792	$74,101	$35,421

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $12,806 for 2015, $16,567 for 2014 and $12,133 for 2013.

Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

(in thousands)	2015	2014
Funds held for customers	$52,366	$42,944
Deferred revenue	48,119	48,514
Performance-based compensation	40,683	38,259
Customer rebates	18,900	20,550
Contract acquisition costs due within one year	9,045	9,815
Restructuring due within one year (Note 8)	3,864	4,276
Other	55,446	54,763
Accrued liabilities	$228,423	$219,121

Supplemental cash flow information – Cash payments for income taxes and interest were as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Income taxes paid	$110,999	$100,639	$90,322
Interest paid	24,286	39,946	38,676

Note 3: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(dollars, shares and options in thousands, except per share amounts)	2015	2014	2013
Earnings per share – basic:
Net income	$218,629	$199,794	$186,652
Income allocated to participating securities	(1,460)	(1,075)	(846)
Income available to common shareholders	$217,169	$198,719	$185,806
Weighted-average shares outstanding	49,445	49,827	50,550
Earnings per share – basic	$4.39	$3.99	$3.68

Earnings per share – diluted:
Net income	$218,629	$199,794	$186,652
Income allocated to participating securities	(1,453)	(1,068)	(840)
Re-measurement of share-based awards classified as liabilities	(89)	183	314
Income available to common shareholders	$217,087	$198,909	$186,126
Weighted-average shares outstanding	49,445	49,827	50,550
Dilutive impact of potential common shares	380	435	460
Weighted-average shares and potential common shares outstanding	49,825	50,262	51,010
Earnings per share – diluted	$4.36	$3.96	$3.65

Antidilutive options excluded from calculation	354	7	12

Note 4: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss component	Amounts reclassified from accumulated other comprehensive loss			Affected line item in consolidated statements of income
(in thousands)	2015	2014	2013
Amortization of loss on interest rate locks(1)	$—	$(1,282)	$(1,711)	Interest expense
Tax benefit	—	501	671	Income tax provision
Amortization of loss on interest rate locks, net of tax	—	(781)	(1,040)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	1,421	1,421	1,421	(2)
Net actuarial loss	(3,120)	(3,418)	(4,439)	(2)
Total amortization	(1,699)	(1,997)	(3,018)	(2)
Tax benefit	450	661	954	(2)
Amortization of postretirement benefit plan items, net of tax	(1,249)	(1,336)	(2,064)	(2)
Total reclassifications, net of tax	$(1,249)	$(2,117)	$(3,104)

(1) Relates to interest rate locks executed in 2004. Further information regarding these financial instruments can be found in Note 6.
(2) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 12.

Accumulated other comprehensive loss – The components of accumulated other comprehensive loss at December 31 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Loss on derivatives, net of tax(1)	Net unrealized (loss) gain on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2012	$(45,303)	$(1,821)	$(92)	$6,569	$(40,647)
Other comprehensive income (loss) before reclassifications	8,365	—	(184)	(4,062)	4,119
Amounts reclassified from accumulated other comprehensive loss	2,064	1,040	—	—	3,104
Net current-period other comprehensive income (loss)	10,429	1,040	(184)	(4,062)	7,223
Balance, December 31, 2013	(34,874)	(781)	(276)	2,507	(33,424)
Other comprehensive income (loss) before reclassifications	1,133	—	151	(6,315)	(5,031)
Amounts reclassified from accumulated other comprehensive loss	1,336	781	—	—	2,117
Net current-period other comprehensive income (loss)	2,469	781	151	(6,315)	(2,914)
Balance, December 31, 2014	(32,405)	—	(125)	(3,808)	(36,338)
Other comprehensive (loss) income before reclassifications	(7,666)	—	11	(12,459)	(20,114)
Amounts reclassified from accumulated other comprehensive loss	1,249	—	—	—	1,249
Net current-period other comprehensive (loss) income	(6,417)	—	11	(12,459)	(18,865)
Balance, December 31, 2015	$(38,822)	$—	$(114)	$(16,267)	$(55,203)

(1) Relates to interest rate locks executed in 2004. Further information regarding these financial instruments can be found in Note 6.

Note 5: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and were not significant to our consolidated statements of income.

2015 acquisitions – During 2015, we completed the following acquisitions:

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

•
In August 2015, we acquired selected assets of Tech Assets, Inc., a provider of shared hosting websites to small businesses using cPanel web hosting technology. The results of this business are included in our Small Business Services segment. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $2,628. This acquisition resulted in goodwill as we expect to accelerate revenue growth by combining our capabilities with Tech Asset's tools and hosting technology.

•	In September 2015, we acquired selected assets of FMC Resource Management Corporation, a marketing services provider. The results of this business are included in our Small Business Services segment.

•
In October 2015, we acquired 100% of Datamyx LLC, a provider of risk-based, data-driven marketing solutions. The results of this business are included in our Financial Services segment. We expect to finalize the allocation of the purchase price by mid-2016 when our valuation of certain acquired liabilities is finalized. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $91,465. This acquisition resulted in goodwill as it will enhance our Financial Services product set by providing valuable marketing tools and other analytical services our customers use to help them market their businesses. The assets acquired and liabilities assumed consisted primarily of a $61,000 customer list intangible asset.

•
In December 2015, we acquired substantially all of the assets of FISC Solutions, a provider of back-office treasury management and outsourcing services. The results of this business are included in our Financial Services segment. We expect to finalize the allocation of the purchase price to the assets acquired and liabilities assumed by mid-2016 when our valuation of all of the acquired assets and liabilities is finalized.

•
During 2015, we acquired the operations of eight small business distributors. The results of six of these businesses are included within our Small Business Services segment. The results of the two remaining distributors are included in our Financial Services segment, as their customers consist primarily of financial institutions. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $9,285 related to one of the Small Business Services distributors. This acquisition resulted in goodwill as we expect to accelerate revenue growth in business and marketing communications solutions by adding an established customer base that gives us a larger presence in the western United States.

2014 acquisitions – During 2014, we completed the following acquisitions:

•
In January 2014, we acquired all of the outstanding capital stock of NetClime, Inc., a provider of website development software. The results of this business are included in our Small Business Services segment. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $1,615. The acquisition resulted in goodwill as we expected to drive future revenue as we incorporated NetClime's software solution into our technology platform and the marketing solutions services we offer our customers.

•
In May 2014, we acquired selected assets of Gift Box Corporation of America (GBCA), a supplier of retail packaging solutions, including gift boxes, bags, bows, ribbons and wraps. We are operating this business under the name WholeStyle PackagingTM. The results of this business are included in our Small Business Services segment.

•
In October 2014, we acquired all of the outstanding capital stock of Wausau Financial Systems, Inc. (Wausau), a provider of software-based solutions for receivables management, lockbox processing, remote deposit capture and paperless branch solutions to financial institutions, utilities, government agencies and telecommunications companies. The results of this business are included in our Financial Services segment. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $44,807. This acquisition resulted in goodwill as Wausau provides new access into the commercial and treasury side of financial institutions through a strong software-as-a-service (SaaS) technology offering.

•
During 2014, we acquired the operations of several small business distributors, one of which was classified as held for sale upon acquisition. The results of these businesses are included within our Small Business Services segment. Further information regarding net assets held for sale can be found in Note 2.

2013 acquisitions – During 2013, we completed the following acquisitions:

•
In June 2013, we acquired all of the outstanding capital stock of VerticalResponse, Inc., a provider of self-service marketing solutions for small businesses, including email marketing, social media, online event marketing, postcard marketing and on-line surveys. The results of this business are included in our Small Business Services segment. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in goodwill of $18,735. The acquisition resulted in goodwill as we expected to accelerate revenue growth in marketing solutions by adding VerticalResponse's established customer base and online promotional and internet marketing capabilities.

•
In August 2013, we acquired substantially all of the assets of Acton Marketing, LLC (Acton), a provider of direct marketing services for financial institutions. The results of operations of this business are included in our Financial Services segment. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $1,459. The acquisition resulted in goodwill as we expected to accelerate revenue growth in marketing solutions by combining the Acton business with our existing marketing solutions, bringing the best of these collective programs to both the Deluxe and Acton customer bases.

•
In December 2013, we acquired substantially all of the assets of Destination Rewards, Inc., a rewards and loyalty program provider. The results of operations of this business are included in our Financial Services segment. The allocation of the purchase price based upon the estimated fair value of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $11,705. The acquisition resulted in goodwill as we planned to offer Destination Rewards to our clients as a key component of our marketing solutions product set.

•
During 2013, we acquired the operations of five small business distributors, four of which were classified as held for sale upon acquisition. The results of these businesses are included within our Small Business Services segment. Further information regarding net assets held for sale can be found in Note 2.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the allocation of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed, reduced for any cash or cash equivalents acquired with the acquisitions.

(in thousands)	2015 acquisitions	2014 acquisitions(1)	2013 acquisitions(2)
Net tangible assets acquired and liabilities assumed	$4,329	$(17,091)	$(12,418)
Identifiable intangible assets:
Customer lists/relationships	101,867	45,022	43,229
Software to be sold	—	28,500	—
Internal-use software	4,902	1,300	8,446
Trade names	1,400	2,000	200
Other	—	50	2,100
Total intangible assets	108,169	76,872	53,975
Goodwill	109,028	46,422	31,899
Total aggregate purchase price	221,526	106,203	73,456
Liabilities for holdback payments and contingent consideration(3)	(7,404)	(1,600)	(3,922)
Non-cash consideration(4)	(5,419)	(371)	—
Net cash paid for current year acquisitions	208,703	104,232	69,534
Holdback payments for prior year acquisitions	4,287	797	175
Payments for acquisitions, net of cash acquired	$212,990	$105,029	$69,709

(1) Includes adjustments recorded in 2015 for the finalization of purchase accounting for the Wausau acquisition. These adjustments decreased goodwill $714 from the preliminary amount recorded as of December 31, 2014, with the offset to certain income and sales tax accounts. The amount of intangible assets acquired includes assets classified as held for sale upon acquisition of $1,353.

(2) Includes adjustments recorded in 2014 for the finalization of purchase accounting for the Destination Rewards acquisition. These adjustments decreased goodwill $1,375 from the preliminary amount recorded as of December 31, 2013, with the offset to intangible assets. The amount of intangible assets acquired includes assets classified as held for sale upon acquisition of $24,502.

(3) Consists of holdback payments due at a future date and liabilities for contingent consideration related primarily to the 2015 acquisitions of Verify Valid and a small business distributor. Further information regarding liabilities for contingent consideration can be found in Note 7.

(4) Consists of pre-acquisition amounts owed to us by certain of the acquired businesses.

Net tangible assets acquired and liabilities assumed for the 2014 acquisitions consisted primarily of a liability for deferred revenue of $14,200 related to the Wausau acquisition. Net tangible assets acquired and liabilities assumed for the 2013 acquisitions consisted primarily of acquired deferred income tax liabilities. Further information regarding the calculation of the estimated fair values of the intangibles acquired and the liability for deferred revenue can be found in Note 7.

Note 6: Derivative financial instruments

Fair value hedges – We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. We entered into these swaps, which we designated as fair value hedges, to achieve a targeted mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-current liabilities in the consolidated balance sheets and was $4,842 as of December 31, 2015 and $8,067 as of December 31, 2014. As the short-cut method is being used to account for these hedges, the decrease in long-term debt due to fair value adjustments was also $4,842 as of December 31, 2015 and $8,067 as of December 31, 2014.

During 2014 and 2013, we also held interest rate swaps related to our long-term debt that matured in October 2014. The short-cut method was not used for these interest rate swaps. As such, changes in the fair value of the interest rate swaps and the related long-term debt were not equal (i.e., hedge ineffectiveness) and were included in interest expense in the consolidated statements of income. Information regarding hedge ineffectiveness during 2014 and 2013 is presented in Note 7.

Cash flow hedges – During 2004, we entered into forward starting interest rate swaps to hedge, or lock-in, the interest rate on a portion of our long-term debt that matured in October 2014. The termination of the lock agreements in 2004 yielded a deferred pre-tax loss of $17,877. This loss was reflected, net of tax, in accumulated other comprehensive loss in the consolidated balance sheet and was reclassified ratably to the statements of income as an increase to interest expense through the related debt's maturity date of October 2014.

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

In completing the 2015 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned, with the exception of our Financial Services Commercial reporting unit, which was acquired subsequent to our 2014 annual impairment analysis. Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014. In completing the 2015 qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. In addition, the quantitative analysis completed for our Financial Services Commercial reporting unit indicated that its fair value exceeded its carrying value by approximately 13%. Total goodwill for this reporting unit was approximately $45,000 as of July 31, 2015. In completing the 2015 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $20,000 as of July 31, 2015. As such, we recorded no impairment charges as a result of our 2015 annual impairment analyses.

In completing the 2014 annual goodwill impairment analysis, we elected to perform a quantitative assessment for all of our reporting units to which goodwill was assigned, as our previous quantitative analysis was completed during 2010. Our 2014 analysis indicated that the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74,000 and $1,128,000, or by amounts between 47% and 482% above the carrying values of their net assets.

In completing the 2013 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill was assigned. This qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2010. In completing our qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of our reporting units.

Non-recurring asset impairment analyses – During the third quarter of 2014, we performed an impairment analysis related to our Small Business Services search engine marketing and optimization business. Revenue and the related cash flows from this business had been lower than previously projected, and as a result of our annual planning process completed during the third quarter of 2014, we decided to reduce the revenue base of this business in order to improve its financial performance. As such, we revised our estimates of future revenues and cash flows to reflect these decisions during the third quarter of 2014. We calculated the estimated fair values of the assets as the net present value of estimated future cash flows (level 3 fair value measurement). Our analysis resulted in an impairment charge of $6,468 during 2014, which reflects writing down the net book value of the related intangible assets to zero.

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

2015 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. Information regarding the acquisitions completed during 2015 can be found in Note 5. The identifiable net assets acquired were comprised primarily of customer lists associated with the acquisitions of Datamyx, Range, Tech Assets, FMC and FISC Solutions, as well as several small business distributors. We also acquired internal-use software associated with the acquisitions of Datamyx, Verify Valid and a small business distributor. The aggregate fair value of the acquired customer lists was $101,867 and was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The fair value of the acquired internal-use software was $4,902. The fair value of a portion of the software was estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates were applied to the projected revenues for the remaining useful life of the software to estimate the royalty savings. The fair value of the remainder of the software was estimated using the cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by the acquirees. Information regarding the estimated useful lives of acquired intangibles can be found in Note 2.

Liabilities for contingent consideration related primarily to the acquisitions of Verify Valid and a small business distributor. Under the Verify Valid purchase agreement, we are required to make contingent payments over a period of up to eight years, based on the revenue generated by the business. A specified payment percentage for each year is applied to the revenue generated by the business in that year to determine the amount of the payment. There is no maximum amount of contingent payments specified in the agreement. Under the small business distributor purchase agreement, we are required to make annual contingent payments over a period of up to three years, based on the gross profit generated by the business. A specified payment percentage for each year is applied to the gross profit generated by the business in that year to determine the amount of the payment. The maximum contingent payment in any year of the agreement is $925. The fair value of the liabilities for contingent payments recognized upon acquisition was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the calculations included the discount rate, projected revenue or gross profit based on our most recent internal forecast, and factors indicating the probability of achieving the forecasted revenue or gross profit. The liabilities are remeasured each reporting period. Increases or decreases in projected revenue or gross profit and the related probabilities may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of income.

2014 acquisitions – The identifiable net assets acquired during 2014 (Note 5) were comprised primarily of customer lists associated with the acquisitions of Wausau, small business distributors and GBCA, as well as software to be sold associated with the acquisition of Wausau. The estimated fair values for the intangibles acquired in the Wausau acquisition were preliminary as of December 31, 2014 and were finalized during the first quarter of 2015. The aggregate fair value of the customer lists acquired was $45,022, which was estimated using the multi-period excess earnings method. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate fair value of the acquired software to be sold was $28,500. This software was associated with the Wausau acquisition and was estimated using a relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates were applied to the projected revenues for the expected remaining useful lives of each product technology component to estimate the royalty savings. Information regarding the estimated useful lives of acquired intangibles can be found in Note 2. Additionally, we acquired a liability for deferred revenue of $14,200 related to the Wausau acquisition. The fair value of this liability was estimated as the direct and incremental costs to provide the services required plus an estimated profit margin.

2013 acquisitions – The identifiable net assets acquired during 2013 (Note 5) were comprised primarily of customer relationships associated with each of the acquired businesses, as well as internal-use software associated with the acquisitions of VerticalResponse and Destination Rewards. The estimated fair values for the intangibles acquired in the Destination Rewards acquisition were preliminary as of December 31, 2013 and were finalized during 2014. The aggregate fair value of the customer lists acquired was $43,229, which was estimated using the multi-period excess earnings method. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The aggregate fair value of the acquired internal-use software was $8,446, which was estimated using a cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated. As a portion of the acquired software was recently developed, the estimated cost to reproduce was based on the actual time and labor rates incurred by the acquiree. For the remainder of the acquired software, we utilized estimated time and labor rates derived from our historical data from previous upgrades of similar size and nature. Information regarding the estimated useful lives of acquired intangibles can be found in Note 2.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 2). These securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GIC's) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GIC's approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of income and were not significant during the past three years.

Other current assets included available-for-sale marketable securities (Note 2). These securities consisted of a Canadian money market fund that is not traded in an active market. As such, the fair value of this investment is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximates their fair value. The cost of securities sold is determined using the average cost method. No gains or losses on sales of these marketable securities were realized during the past three years.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Information regarding the accounting for this investment is provided in our long-term investments policy in Note 1. Realized gains recognized during the past three years were not significant, nor were unrealized losses recognized during 2014. We recognized net unrealized losses on the investment in mutual funds of $281 during 2015 and unrealized gains of $323 during 2013.

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

(in thousands)	2015	2014	2013
Gain (loss) from derivatives	$3,225	$6,014	$(13,750)
(Loss) gain from change in fair value of hedged debt	(3,225)	(6,603)	13,851
Net (increase) decrease in interest expense	$—	$(589)	$101

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of December 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$15,067	$—	$15,067	$—
Available-for-sale marketable securities (other current assets)	1,616	—	1,616	—
Long-term investment in mutual funds	2,091	2,091	—	—
Derivative liabilities	(4,842)	—	(4,842)	—
Accrued contingent consideration	(5,861)	—	—	(5,861)

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$17,730	$—	$17,730	$—
Available-for-sale marketable securities (other current assets)	1,895	—	1,895	—
Long-term investment in mutual funds	2,384	2,384	—	—
Derivative liabilities	(8,067)	—	(8,067)	—

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during 2015 or 2014.

Accrued contingent consideration related primarily to the acquisitions of Verify Valid and a small business distributor, as discussed above under the caption 2015 acquisitions. Changes in accrued contingent consideration during 2015 were as follows:

(in thousands)	2015
Balance, December 31, 2014	$409
Acquisition date fair value	5,575
Change in fair value	187
Payments	(310)
Balance, December 31, 2015	$5,861

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	December 31, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$62,427	$62,427	$62,427	$—	$—
Cash (funds held for customers)	38,276	38,276	38,276	—	—
Loans and notes receivable from distributors	25,745	23,383	—	—	23,383
Short-term borrowings	434,000	434,000	434,000	—	—
Long-term debt(1)	195,158	207,000	—	207,000	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2014		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$61,541	$61,541	$61,541	$—	$—
Cash (funds held for customers)	25,874	25,874	25,874	—	—
Loans and notes receivable from distributors	16,915	15,765	—	—	15,765
Short-term borrowings	160,000	160,000	160,000	—	—
Long-term debt(1)	391,933	419,000	—	419,000	—

(1) Amounts exclude capital lease obligations.

Note 8: Restructuring charges

Net restructuring charges for the years ended December 31 consisted of the following components:

(in thousands)	2015	2014	2013
Severance accruals	$5,891	$8,411	$7,495
Severance reversals	(1,197)	(1,513)	(805)
Operating lease obligations	338	—	216
Operating lease obligations reversals	—	—	(157)
Net restructuring accruals	5,032	6,898	6,749
Other costs	1,202	2,757	4,157
Net restructuring charges	$6,234	$9,655	$10,906
Number of employees included in severance accruals	290	260	230

The net restructuring charges for the years ended December 31 are reflected in the consolidated statements of income as follows:

(in thousands)	2015	2014	2013
Total cost of revenue	$1,816	$879	$1,471
Operating expenses	4,418	8,776	9,435
Net restructuring charges	$6,234	$9,655	$10,906

In each of the past three years, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $3,864 as of December 31, 2015 and $4,276 as of December 31, 2014 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed in the first quarter of 2016, and we expect most of the related severance payments to be paid by the third quarter of 2016, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid through the third quarter of 2016. As of December 31, 2015, approximately 70 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2010/2011 initiatives	2012 initiatives	2013 initiatives	2014 initiatives	2015 initiatives	Total
Balance, December 31, 2012	$106	$4,544	$—	$—	$—	$4,650
Restructuring charges	49	283	7,379	—	—	7,711
Restructuring reversals	(3)	(822)	(137)	—	—	(962)
Payments	(152)	(3,596)	(2,013)	—	—	(5,761)
Balance, December 31, 2013	—	409	5,229	—	—	5,638
Restructuring charges	—	21	250	8,140	—	8,411
Restructuring reversals	—	(12)	(859)	(642)	—	(1,513)
Payments	—	(386)	(4,492)	(3,382)	—	(8,260)
Balance, December 31, 2014	—	32	128	4,116	—	4,276
Restructuring charges	—	—	—	102	6,127	6,229
Restructuring reversals	—	—	(48)	(691)	(458)	(1,197)
Payments	—	(32)	(80)	(3,351)	(1,981)	(5,444)
Balance, December 31, 2015	$—	$—	$—	$176	$3,688	$3,864
Cumulative amounts:
Restructuring charges	$18,854	$8,012	$7,629	$8,242	$6,127	$48,864
Restructuring reversals	(3,267)	(1,363)	(1,044)	(1,333)	(458)	(7,465)
Payments	(15,587)	(6,649)	(6,585)	(6,733)	(1,981)	(37,535)
Balance, December 31, 2015	$—	$—	$—	$176	$3,688	$3,864

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2012	$643	$1,090	$44	$2,472	$251	$—	$150	$4,650
Restructuring charges	2,459	2,619	407	2,010	164	—	52	7,711
Restructuring reversals	(129)	(249)	(4)	(423)	(157)	—	—	(962)
Payments	(1,349)	(1,469)	(82)	(2,551)	(108)	—	(202)	(5,761)
Balance, December 31, 2013	1,624	1,991	365	1,508	150	—	—	5,638
Restructuring charges	3,566	2,897	36	1,912	—	—	—	8,411
Restructuring reversals	(858)	(306)	(37)	(312)	—	—	—	(1,513)
Payments	(2,920)	(2,734)	(364)	(2,124)	(118)	—	—	(8,260)
Balance, December 31, 2014	1,412	1,848	—	984	32	—	—	4,276
Restructuring charges	2,254	1,451	—	2,186	285	53	—	6,229
Restructuring reversals	(684)	(235)	—	(278)	—	—	—	(1,197)
Inter-segment transfer	41	(14)	—	(27)	—	—	—	—
Payments	(2,000)	(2,166)	—	(1,006)	(261)	(11)	—	(5,444)
Balance, December 31, 2015	$1,023	$884	$—	$1,859	$56	$42	$—	$3,864
Cumulative amounts(2):
Restructuring charges	$14,440	$13,057	$3,776	$16,080	$779	$53	$679	$48,864
Restructuring reversals	(2,850)	(1,575)	(253)	(2,630)	(157)	—	—	(7,465)
Inter-segment transfer	350	36	(38)	(348)	—	—	—	—
Payments	(10,917)	(10,634)	(3,485)	(11,243)	(566)	(11)	(679)	(37,535)
Balance, December 31, 2015	$1,023	$884	$—	$1,859	$56	$42	$—	$3,864
(1) As discussed in Note 16, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.
(2) Includes accruals related to our cost reduction initiatives for 2010 through 2015.

Note 9: Income tax provision

Income before income taxes was comprised of the following for the years ended December 31:

(in thousands)	2015	2014	2013
United States	$312,157	$279,326	$263,427
Foreign	15,790	17,855	17,632
Income before income taxes	$327,947	$297,181	$281,059

The components of the income tax provision were as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Current tax provision:
Federal	$98,000	$91,630	$80,262
State	10,632	8,674	11,599
Foreign	3,942	4,496	4,789
Total current tax provision	112,574	104,800	96,650
Deferred tax provision:
Federal	(3,591)	(6,165)	(1,403)
State	354	(1,491)	(618)
Foreign	(19)	243	(222)
Total deferred tax provision	(3,256)	(7,413)	(2,243)
Income tax provision	$109,318	$97,387	$94,407

The effective tax rate on pre-tax income reconciles to the U.S. federal statutory tax rate of 35% for the years ended December 31 as follows:

	2015	2014	2013
Income tax at federal statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal income tax benefit	2.3%	2.3%	2.8%
Qualified production activities deduction	(2.9%)	(2.8%)	(2.8%)
Other	(1.1%)	(1.7%)	(1.4%)
Income tax provision	33.3%	32.8%	33.6%

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, is as follows:

(in thousands)	Unrecognized tax benefits
Balance, December 31, 2012	$5,619
Additions for tax positions of current year	617
Additions for tax positions of prior years	834
Fair value of acquired tax positions	316
Reductions for tax positions of prior years	(1,178)
Lapse of statutes of limitations	(203)
Balance, December 31, 2013	6,005
Additions for tax positions of current year	487
Additions for tax positions of prior years	500
Fair value of acquired tax positions	65
Reductions for tax positions of prior years	(902)
Lapse of statutes of limitations	(214)
Adoption of ASU No. 2013-11(1)	(669)
Balance, December 31, 2014	5,272
Additions for tax positions of current year	625
Additions for tax positions of prior years	802
Reductions for tax positions of prior years	(225)
Settlements	(541)
Lapse of statutes of limitations	(190)
Balance, December 31, 2015	$5,743

(1) On January 1, 2014, we adopted ASU No. 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Adoption of this standard resulted in an increase in non-current deferred income tax liabilities and a corresponding decrease in other non-current liabilities.

If the unrecognized tax benefits as of December 31, 2015 were recognized in our consolidated financial statements, $5,743 would positively affect income tax expense and our related effective tax rate. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $1,151 as of December 31, 2015 and $982 as of December 31, 2014. Our income tax provision included expense for interest and penalties of $177 in 2015 and $7 in 2014 and a credit for interest and penalties of $198 in 2013. Within the next 12 months, it is reasonably possible that our unrecognized tax benefits will change in the range of a decrease of $3,900 to an increase of $1,300 as we attempt to resolve certain federal and state tax matters or as federal and state statutes of limitations expire. Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot provide reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The statute of limitations for federal tax assessments for 2011 and prior years has expired. Our federal income tax returns through 2013 have been audited by the Internal Revenue Service (IRS), and our returns for 2014 through 2015 remain subject to IRS examination. In general, income tax returns for the years 2011 through 2015 remain subject to examination by foreign, state and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

Tax-effected temporary differences that gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2015		2014
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$60,506	$—	$56,875
Intangible assets	—	37,842	—	40,010
Prepaid assets	—	4,285	—	4,640
Deferred advertising costs	—	3,786	—	4,176
Early extinguishment of debt	—	2,342	—	3,129
Employee benefit plans	14,279	—	9,485	—
Reserves and accruals	8,305	—	8,119	—
Net operating loss and capital loss carryforwards	5,793	—	7,797	—
Inventories	3,100	—	2,992	—
Federal benefit of state uncertain tax positions	2,201	—	1,882	—
All other	3,184	5,143	1,844	4,612
Total deferred taxes	36,862	113,904	32,119	113,442
Valuation allowances	(2,796)	—	(2,945)	—
Net deferred taxes	$34,066	$113,904	$29,174	$113,442

The valuation allowances as of December 31, 2015 and December 31, 2014 related primarily to capital loss carryforwards in Canada and net operating loss carryforwards in various state jurisdictions and in Ireland, which we do not currently expect to fully realize. The provision for income taxes included charges of $140 for 2015 and $732 for 2013 and benefits of $37 for 2014 related to changes in the valuation allowances. The remainder of the change in the valuation allowances was attributable to foreign currency translation.

As of December 31, 2015, undistributed earnings of our Canadian subsidiary companies totaled approximately $94,000. We intend to indefinitely reinvest these undistributed earnings outside of the U.S. and, therefore, no U.S. deferred income taxes have been recognized on these earnings. We would only repatriate these earnings if it were tax efficient to do so. If all or a portion of these earnings were to be distributed by dividend or loan, or upon sale of Canadian subsidiary company stock to a third party, our related U.S. income tax liability may be reduced by Canadian income taxes paid on those earnings. Our ability to reduce the related U.S. income tax liability using foreign tax credits is hampered by a tax attribute acquired with New England Business Service, Inc. in 2004. Determination of the amount of the unrecognized U.S. deferred income tax liability related to book-tax basis differences, primarily these undistributed foreign earnings, is not practical as the assumed timing of any distribution impacts the amount of the liability. As of December 31, 2015, the amount of cash, cash equivalents and marketable securities held by our Canadian subsidiaries was $56,087.

As of December 31, 2015, we had the following net operating loss and capital loss carryforwards:

•	State net operating loss carryforwards of $54,354, which expire at various dates up to 2035;

•	Capital loss carryforwards of $4,649 in Canada which do not expire;

•	Federal net operating loss carryforwards of $3,821, which expire at various dates between 2025 and 2032; and

•	Net operating loss carryforwards of $3,692 in Ireland which do not expire.

Note 10: Share-based compensation plans

Our employee share-based compensation plans consist of our employee stock purchase plan and our long-term incentive plan. Effective May 2, 2012, our shareholders approved the Deluxe Corporation 2012 Long-Term Incentive Plan, simultaneously terminating our previous plan. Under this plan, 5,000 shares of common stock plus any shares released as a result of the forfeiture or termination of awards issued under our prior plans are reserved for issuance, with 2,964 shares remaining available for issuance as of December 31, 2015. Full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23. During the past three years, we had non-qualified stock options, restricted stock units and restricted share awards outstanding under our current and previous plans. Additionally, we began granting performance share awards during 2014. See the employee share-based compensation policy in Note 1 for our policies regarding the recognition of compensation expense for employee share-based awards.

The following amounts were recognized in our consolidated statements of income for share-based compensation awards for the years ended December 31 :

(in thousands)	2015	2014	2013
Stock options	$3,964	$4,305	$4,705
Restricted shares and restricted stock units	5,407	4,111	2,556
Performance share awards	2,115	966	—
Employee stock purchase plan	408	394	301
Total share-based compensation expense	$11,894	$9,776	$7,562
Income tax benefit	$(3,965)	$(3,204)	$(2,595)

As of December 31, 2015, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $13,365, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.7 years.

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

	2015	2014	2013
Risk-free interest rate	1.3%	1.2%	0.7%
Dividend yield	1.8%	2.0%	2.6%
Expected volatility	31.7%	36.1%	50.5%
Weighted-average option life (in years)	4.0	4.3	4.3

The risk-free interest rate for periods within the expected option life is based on the U.S. Treasury yield curve in effect at the grant date. The dividend yield is estimated over the expected life of the option based on historical dividends paid. Expected volatility is based on the historical volatility of our stock over the most recent historical period equivalent to the expected life of the option. The expected life is the average length of time over which we expect the employee groups will exercise their options, based on historical experience with similar grants.

Each option is convertible into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value	Weighted-average remaining contractual term (in years)
Outstanding, December 31, 2012	2,222	$24.96
Granted	465	38.74
Exercised	(912)	27.19
Forfeited or expired	(135)	30.03
Outstanding, December 31, 2013	1,640	27.22
Granted	290	50.48
Exercised	(552)	23.81
Forfeited or expired	(66)	37.53
Outstanding, December 31, 2014	1,312	33.28
Granted	268	67.02
Exercised	(186)	27.36
Forfeited or expired	(40)	55.13
Outstanding, December 31, 2015	1,354	40.11	$22,658	4.0

Exercisable at December 31, 2013	759	$22.09
Exercisable at December 31, 2014	645	25.76
Exercisable at December 31, 2015	820	29.99	$20,135	3.1

The weighted-average grant-date fair value of options granted was $14.97 per option for 2015, $12.97 per option for 2014 and $13.02 per option for 2013. The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $6,882 for 2015, $17,074 for 2014 and $13,614 for 2013.

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

Each restricted stock unit is convertible into one share of common stock upon completion of the vesting period. Information regarding our restricted stock units was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2012	123	$24.56
Granted	45	36.74
Vested	(11)	24.33
Forfeited	(7)	26.78
Outstanding at December 31, 2013	150	27.11
Granted	30	53.64
Vested	(13)	23.42
Forfeited	(1)	34.08
Outstanding at December 31, 2014	166	30.51
Granted	34	63.28
Vested	(30)	25.05
Forfeited	(3)	58.04
Outstanding at December 31, 2015	167	34.74	3.9

Of the awards outstanding as of December 31, 2015, 28 restricted stock units with a value of $1,513 were included in accrued liabilities and other non-current liabilities in our consolidated balance sheet. As of December 31, 2015, these units had a fair value of $54.54 per unit and a weighted-average remaining contractual term of seven months.

The total fair value of restricted stock units that vested was $1,970 for 2015, $654 for 2014 and $390 for 2013. We made cash payments of $120 during 2015, $25 during 2013 and $64 during 2012 to settle share-based liabilities.

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

Information regarding unvested restricted shares was as follows:

	Number of shares (in thousands)	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2012	40	$23.73
Granted	17	37.50
Vested	(33)	23.68
Forfeited	(3)	23.45
Unvested at December 31, 2013	21	35.24
Granted	121	51.08
Vested	(11)	37.06
Forfeited	(11)	48.14
Unvested at December 31, 2014	120	49.96
Granted	72	66.99
Vested	(14)	50.72
Forfeited	(8)	58.58
Unvested at December 31, 2015	170	56.35	1.5

The total fair value of restricted shares that vested was $925 for 2015, $624 for 2014 and $1,233 for 2013.

Performance share awards – We began granting performance share awards during 2014. These awards have a three-year vesting period and shares will be issued at the end of the vesting period if performance targets relating to revenue and total shareholder return are achieved. If employment is terminated for any reason prior to the one-year anniversary of the commencement of the performance period, the award is forfeited. On or after the one-year anniversary of the commencement of the performance period, a pro-rata portion of the shares awarded at the end of the performance period would be issued in the case of qualified retirement, death, disability, involuntary termination without cause or resignation for good reason, as defined in the agreement. The following weighted-average assumptions were used in the Monte Carlo simulation model in determining the fair value of market-based performance shares granted:

	2015	2014
Risk-free interest rate	1.0%	0.7%
Dividend yield	1.9%	2.4%
Expected volatility	22.7%	30.5%

The risk-free interest rate for periods within the expected award life is based on the U.S. Treasury yield curve in effect at the grant date. The dividend yield is estimated over the expected life of the award based on historical dividends paid. Expected volatility is based on the historical volatility of our stock.

The performance share information presented in the table below represents the target amount of awards granted. The actual number of shares awarded upon vesting may be higher or lower depending upon our execution relative to the performance targets as of the end of the performance period.

	Performance shares (in thousands)	Weighted-average grant date fair value per share	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2013	—	$—
Granted	74	50.14
Forfeited	(5)	50.14
Unvested at December 31, 2014	69	50.14
Granted	62	67.09
Forfeited	(9)	58.28
Unvested at December 31, 2015	122	58.13	1.6

Employee stock purchase plan – During 2015, 43 shares were issued under this plan at prices of $55.19 and $54.77. During 2014, 44 shares were issued under this plan at prices of $41.27 and $46.76. During 2013, 51 shares were issued under this plan at prices of $31.27 and $34.86.

Note 11: Employee benefit plans

Profit sharing/401(k) plan – We maintain a profit sharing/401(k) plan to provide retirement benefits for certain employees. The plan covers a majority of our full-time employees, as well as some part-time employees. Employees are eligible to participate in the plan on the first day of the quarter following their first full year of service.

Profit sharing contributions are made solely by Deluxe and are remitted to the plan's trustee. These contributions vary based on the company's performance. 401(k) contributions are made by both employees and Deluxe. Employees under the age of 50 could contribute up to the lesser of $18 or 50% of eligible wages during 2015. Employees 50 years of age or older could make contributions of up to $24 during 2015. For the majority of employees, we match 100% of the first 1% of wages contributed by employees and 50% of the next 5% of wages contributed, beginning on the first day of the quarter following an employee's first full year of service. All employee and employer contributions are remitted to the plan's trustee. Benefits provided by the plan are paid from accumulated funds of the trust.

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

Expense recognized in the consolidated statements of income for these plans was as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Performance-based compensation plans(1)	$27,456	$29,629	$25,561
401(k) expense	7,628	7,209	7,004

(1) Includes expense for profit sharing contributions, as they vary based on our performance. Excludes expense for stock-based compensation, which is discussed in Note 10.

Deferred compensation plan – We have a non-qualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can elect to defer up to 100% of their base salary plus up to 50% of their bonus for the year. The compensation deferred under this plan is credited with earnings or losses measured by the mirrored rate of return on phantom investments elected by plan participants, which are similar to the investments available for funds invested under our profit sharing/401(k) plan. Each participant is fully vested in all deferred compensation and earnings. A participant may elect to receive deferred amounts in a lump-sum payment or in monthly installments upon termination of employment or disability. Our total liability under this plan was $3,126 as of December 31, 2015 and $3,466 as of December 31, 2014. These amounts are reflected in accrued liabilities and other non-current liabilities in the consolidated balance sheets. We hold investments in an irrevocable rabbi trust for our deferred compensation plan. These assets consist of investments in company-owned life insurance policies, which are included in long-term investments in the consolidated balance sheets, and totaled $13,397 as of December 31, 2015 and $12,873 as of December 31, 2014.

Voluntary employee beneficiary association (VEBA) trust – We previously maintained a VEBA trust to fund employee and retiree medical costs and severance benefits. Contributions to the VEBA trust were tax deductible, subject to annual limitations contained in the Internal Revenue Code. VEBA assets consisted of investments in cash equivalents. During 2014, we made the decision to no longer pre-fund the trust. As such, there was no longer any reason to maintain the trust and we discontinued it, effective December 31, 2015. Beginning in 2016, we will pay benefits directly, as opposed to paying them through the VEBA trust. As we were not pre-funding the trust during 2015, this change does not affect the timing or amount of the related cash flows. Total contributions to the VEBA trust were $25,574 in 2015, $14,000 in 2014 and $25,700 in 2013.

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

Obligations and funded status – The following tables summarize the change in benefit obligation, plan assets and funded status during 2015 and 2014:

(in thousands)	Postretirement benefit plan	Pension plan
Change in benefit obligation:
Benefit obligation, December 31, 2013	$108,567	$3,428
Interest cost	4,414	139
Net actuarial (gain) loss	(3,513)	621
Benefits paid from plan assets and company funds	(9,878)	(324)
Medicare Part D reimbursements	842	—
Benefit obligation, December 31, 2014	100,432	3,864
Interest cost	3,309	128
Net actuarial loss (gain)	5,258	(130)
Benefits paid from plan assets and company funds	(10,122)	(324)
Pharmacy rebates and Medicare Part D reimbursements	2,007	—
Benefit obligation, December 31, 2015	$100,884	$3,538

Change in plan assets:
Fair value of plan assets, December 31, 2013	$133,548	$—
Return on plan assets	7,701	—
Benefits paid	(8,434)	—
Transfer of assets to VEBA trust	(8,140)	—
Fair value of plan assets, December 31, 2014	124,675	—
Return on plan assets	391	—
Benefits paid	(7,932)	—
Fair value of plan assets, December 31, 2015	$117,134	$—

Funded status, December 31, 2014	$24,243	$(3,864)
Funded status, December 31, 2015	$16,250	$(3,538)

As of December 31, 2015 and 2014, the accumulated benefit obligation for the SERP equaled its projected benefit obligation.

Previously, a portion of our plan assets could be used only to pay prescription drug benefits for pre-1986 retirees. During 2014, a plan amendment was executed that allowed these assets to be used for medical and severance benefits for retired and active employees. As such, as of our December 31, 2014 measurement date, these assets were no longer plan assets of our postretirement benefit plan, but became assets of our VEBA trust (Note 11). Plan assets were reduced $8,140 as a result of this amendment.

The funded status of our plans was recognized in the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
(in thousands)	2015	2014	2015	2014
Other non-current assets	$16,250	$24,243	$—	$—
Accrued liabilities	—	—	324	324
Other non-current liabilities	—	—	3,214	3,540

Amounts included in accumulated other comprehensive loss as of December 31 that have not been recognized as components of postretirement benefit income were as follows:

(in thousands)	2015	2014
Unrecognized prior service credit	$18,442	$19,863
Unrecognized net actuarial loss	(74,524)	(65,073)
Tax effect	17,260	12,805
Amount recognized in accumulated other comprehensive loss, net of tax	$(38,822)	$(32,405)

The unrecognized prior service credit relates to our postretirement benefit plan and is a result of previous plan amendments that reduced the accumulated postretirement benefit obligation. A reduction is first used to reduce any existing unrecognized prior service cost, then to reduce any remaining unrecognized transition obligation. The excess is the unrecognized prior service credit. The prior service credit is being amortized on the straight-line basis over a weighted-average period of 21 years. The amortization period for the prior service credit is the average remaining life expectancy of plan participants at the time of the plan amendment.

The unrecognized net actuarial loss resulted from experience different from that assumed and from changes in assumptions. Unrecognized actuarial gains and losses for our postretirement benefit plan are being amortized over the average remaining life expectancy of inactive plan participants, as a large percentage of the plan participants are classified as inactive. This amortization period is currently 16.5 years.

Amounts included in accumulated other comprehensive loss as of December 31, 2015 that we expect to recognize in postretirement benefit income during 2016 are as follows:

(in thousands)	Amounts expected to be recognized
Prior service credit	$(1,421)
Net actuarial loss	3,797
Total	$2,376

Postretirement benefit income – Postretirement benefit income for the years ended December 31 consisted of the following components:

(in thousands)	2015	2014	2013
Interest cost	$3,437	$4,553	$3,652
Expected return on plan assets	(7,833)	(8,734)	(8,030)
Amortization of prior service credit	(1,421)	(1,421)	(1,421)
Amortization of net actuarial losses	3,120	3,418	4,439
Net periodic benefit income	$(2,697)	$(2,184)	$(1,360)

Actuarial assumptions – In measuring benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2015	2014	2015	2014
Discount rate	4.02%	3.45%	3.88%	3.45%

In measuring net periodic benefit income for the years ended December 31, the following assumptions were used:

	2015	2014	2013
Discount rate	3.45%	4.25%	3.15%
Expected return on plan assets	6.50%	6.75%	6.75%

The discount rate assumption is based on the rates of return on high-quality, fixed-income instruments currently available whose cash flows approximate the timing and amount of expected benefit payments. In determining the discount rate used in measuring net periodic benefit income for 2015, we utilized the Aon Hewitt AA Above Median Curve and the Citigroup Pension Discount yield curves to discount each cash flow stream at an interest rate specifically applicable to the timing of each respective cash flow. The present value of each cash flow stream was aggregated and used to impute a weighted-average discount rate.

Effective December 31, 2015, we changed the method we use to determine the discount rate used in calculating the interest component of net periodic benefit income. Instead of using a single weighted-average discount rate, we elected to utilize a full yield curve approach by applying separate discount rates to each future projected benefit payment based on time until payment. We made this change to provide a more precise measurement of interest costs by improving the correlation between projected cash flows and the corresponding yield curve rates. This change does not affect the measurement of our total benefit obligation, but is expected to reduce the interest component of net periodic benefit income $881 in 2016. This is a change in accounting estimate, and accordingly, we are accounting for it on a prospective basis.

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

In measuring benefit obligations as of December 31 for our postretirement benefit plan, the following assumptions for health care cost trend rates were used:

	2015		2014		2013
	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older
Health care cost trend rate assumed for next year	7.25%	6.75%	7.50%	7.00%	7.75%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2026	2024	2021	2020	2021	2020

Assumed health care cost trend rates have an effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost	$65	$(61)
Effect on benefit obligation	1,614	(1,513)

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2015	2014
U.S. large capitalization equity securities	33%	33%
International equity securities	18%	18%
Mortgage-backed securities	17%	14%
U.S. corporate debt securities	15%	14%
Government debt securities	10%	14%
U.S. small and mid-capitalization equity securities	7%	7%
Total	100%	100%

Our postretirement benefit plan has assets that are intended to meet long-term obligations. In order to meet these obligations, we employ a total return investment approach that considers cash flow needs and balances long-term projected returns against expected asset risk, as measured using projected standard deviations. Risk tolerance is established through consideration of projected plan liabilities, the plan's funded status, projected liquidity needs and current corporate financial condition.

The target asset allocation percentages for our postretirement benefit plan are based on our liability and asset projections. The targeted allocation of plan assets is 33% large capitalization equity securities, 42% fixed income securities, 18% international equity securities and 7% small and mid-capitalization equity securities.

Information regarding fair value measurements of plan assets was as follows:

		Fair value measurements using
	Fair value as of December 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$38,629	$—	$38,629	$—
International equity securities	21,209	20,520	689	—
Mortgage-backed securities	20,157	—	20,157	—
U.S. corporate debt securities	16,974	—	16,974	—
Government debt securities	11,808	—	11,808	—
U.S. small and mid-capitalization equity securities	8,095	6,799	1,296	—
Other debt securities	262	149	113	—
Total	$117,134	$27,468	$89,666	$—

		Fair value measurements using
	Fair value as of December 31, 2014	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
U.S. large capitalization equity securities	$40,847	$—	$40,847	$—
International equity securities	22,416	21,823	593	—
U.S. corporate debt securities	17,823	—	17,823	—
Mortgage-backed securities	17,713	—	17,713	—
Government debt securities	17,031	—	17,031	—
U.S. small and mid-capitalization equity securities	8,702	7,090	1,612	—
Other debt securities	143	54	89	—
Total	$124,675	$28,967	$95,708	$—

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

Cash flows – We made no contributions to plan assets during the past three years.

We have fully funded the United States SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments in the consolidated balance sheets and totaled $7,573 as of December 31, 2015 and $7,239 as of December 31, 2014.

The following benefit payments are expected to be paid during the years indicated:

(in thousands)	Postretirement benefit plan	Pension plan
2016	$9,565	$320
2017	9,692	320
2018	9,592	320
2019	9,141	310
2020	8,579	300
2021 - 2025	35,149	1,410

Note 13: Debt and lease obligations

Debt outstanding was comprised of the following at December 31:

(in thousands)	2015	2014
7.0% senior notes due March 15, 2019	$—	$200,000
6.0% senior notes due November 15, 2020(1)	195,158	191,933
Long-term portion of capital lease obligations	1,064	1,468
Long-term portion of debt	196,222	393,401
Amount drawn on credit facility	434,000	160,000
Capital lease obligations due within one year	1,045	911
Total debt	$631,267	$554,312

(1) Includes decrease due to cumulative change in fair value of hedged debt of $4,842 as of December 31, 2015 and $8,067 as of December 31, 2014.

Our senior notes due in 2020 include covenants that place certain restrictions on the issuance of additional debt and limitations on certain liens. If our ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense, as defined in such instruments, falls below two to one, there would be additional limitations on our ability to issue additional debt. The notes due in 2020 also include limitations on our ability to issue redeemable stock and preferred stock, make loans and investments, and consolidate, merge or sell all or substantially all of our assets. Absent certain defined events of default under our debt instruments, and as long as our ratio of EBITDA to interest expense is in excess of two to one, our debt covenants do not restrict our ability to pay cash dividends at our current rate. There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit facility agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

Long-term debt – In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement that became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 17. At any time prior to November 15, 2016, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes that were due in June 2015. The fair value of the notes issued in November 2012 was $207,000 as of December 31, 2015, based on quoted prices that are directly observable. As discussed in Note 6, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes that were scheduled to mature on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during 2015, consisting of a contractual call premium and the write-off of related debt issuance costs. This retirement was funded utilizing our credit facility and a short-term bank loan that we have since repaid.

Short-term borrowings – In March 2015, we entered into a $75,000 short-term variable rate bank loan that was required to be repaid by March 2016. Proceeds from this loan, net of related costs, were $74,880 and were used, along with a draw on our credit facility, to retire all $200,000 of our 7.0% senior notes that were scheduled to mature on March 15, 2019. During December 2015, we elected to repay this loan in full.

As of December 31, 2015, we had a $525,000 credit facility, which is scheduled to expire in February 2019. As of December 31, 2014, the commitment under this credit facility was $350,000. In conjunction with the acquisition of Datamyx LLC in October 2015 (Note 5), we exercised our right to increase the size of our existing credit facility to $525,000. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. As of December 31, 2015, $434,000 was drawn on our credit facility at a weighted-average interest rate of 1.89%. As of December 31, 2014, $160,000 was drawn on our credit facility at a weighted-average interest rate of 1.63%.

The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

No amounts were borrowed under our credit facility during 2013. Daily average amounts outstanding under our short-term borrowing arrangements during 2015 and 2014 were as follows:

(in thousands)	2015	2014
Short-term bank loan:
Daily average amount outstanding	$47,178	$—
Weighted-average interest rate	1.59%	—
Credit facility:
Daily average amount outstanding	$270,063	$43,675
Weighted-average interest rate	1.66%	1.63%

As of December 31, 2015, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(434,000)
Outstanding letters of credit(1)	(12,726)
Net available for borrowing as of December 31, 2015	$78,274

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

Lease obligations – We had capital lease obligations of $2,109 as of December 31, 2015 and $2,379 as of December 31, 2014 related to information technology hardware. The lease obligations will be paid through October 2019. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows. A portion of the leased assets have not yet been placed in service. The balance of those leased assets placed in service as of December 31 was as follows:

(in thousands)	2015	2014
Machinery and equipment	$4,193	$2,911
Accumulated depreciation	(1,942)	(926)
Net assets under capital leases	$2,251	$1,985

In addition to capital leases, we also have operating leases on certain facilities and equipment. Rental expense was $15,372 for 2015, $13,099 for 2014 and $11,855 for 2013. As of December 31, 2015, future minimum lease payments under our capital lease obligations and noncancelable operating leases with terms in excess of one year were as follows:

(in thousands)	Capital lease obligations	Operating lease obligations
2016	$1,078	$6,626
2017	731	5,318
2018	303	3,642
2019	47	2,979
2020	—	1,216
Thereafter	—	2,389
Total minimum lease payments	2,159	$22,170
Less portion representing interest	(50)
Present value of minimum lease payments	$2,109

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

Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our current and former sites, primarily printing facilities of our Financial Services and Small Business Services segments that have been sold. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and which we would not have otherwise incurred are considered direct costs of the sale of the asset. As such, they are included in our measurement of the carrying value of the asset sold.

Accruals for environmental matters were $5,952 as of December 31, 2015 and $7,942 as of December 31, 2014, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors, such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in our consolidated statements of income for environmental matters was $1,142 for 2015, $1,079 for 2014 and $1,169 for 2013.

We purchased an insurance policy during 2002 that covers up to $12,911 of remediation costs, of which $12,884 had been paid through December 31, 2015. The insurance policy also covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any conditions discovered at certain owned or leased sites through 2012. No accruals have been recorded in our consolidated financial statements related to this $10,000 of coverage. We also have an additional environmental site liability insurance policy providing coverage on facilities that we acquired subsequent to 2002. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. The policy provides coverage of up to $15,000 through April 2019. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in this insurance policy. We do not anticipate significant net cash outlays for environmental matters within the next five years.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,457 as of December 31, 2015 and $6,401 as of December 31, 2014. Our workers' compensation liability is accounted for on a present value basis. The difference between the discounted and undiscounted liability was not significant as of December 31, 2015 or December 31, 2014.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – On September 2, 2014, one of our suppliers filed a petition for binding arbitration under the Commercial Rules of the American Arbitration Association, alleging that they are entitled to additional payment from us under our reseller agreement. They are seeking damages of up to approximately $43,000. The arbitration hearing has been concluded and the parties completed their post-hearing briefs and other submissions on February 5, 2016. We expect the arbitrator to render a decision in March 2016. We have not recorded a liability for damages in connection with this matter because any potential loss is not currently probable or reasonably estimable under generally accepted accounting principles in the United States. Additionally, we cannot reasonably estimate the range of loss, if any, that may result from this matter.

Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity for the period in which the ruling occurs or future periods.

Note 15: Shareholders’ equity

Common shares repurchased – We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 966 shares remained available for purchase under this authorization as of December 31, 2015. During 2015, we repurchased 996 shares for $59,952, during 2014 we repurchased 1,133 shares for $60,119 and during 2013 we repurchased 1,162 shares for $48,798.

Common stock purchase rights – In February 1988, we adopted a shareholder rights plan under which common stock purchase rights automatically attach to each share of common stock we issue. The rights plan is governed by a rights agreement between us and Wells Fargo Bank, National Association, as rights agent. This agreement was most recently amended and restated as of December 20, 2006 (Restated Agreement).

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

Note 16: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; Safeguard distributors; a network of independent local dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. In the case of check supply contracts, once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. No single customer accounted for more than 10% of revenue during the past three years.

Effective January 1, 2015, two company-owned small business distributors were no longer managed as part of our Small Business Services segment. Because their customers consist primarily of financial institutions, we concluded that the businesses would be better positioned for long-term growth if they were managed as part of our Financial Services segment. As such, the results of operations of these businesses were included in the Financial Services segment beginning in 2015. Our business segment results for prior periods have been restated to reflect this change. In 2014, revenue for these businesses was $22,745 and operating income was $1,109. In 2013, revenue for these businesses was $13,982 and operating income was $468.

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2015, checks represented 40.1% of our Small Business Services segment's revenue, 59.7% of our Financial Services segment's revenue and 84.6% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as various other service offerings. Our Small Business Services segment offers services designed to fulfill the marketing and sales needs of small businesses, including logo and web design, hosting and other web services; search engine optimization; marketing programs, including email, mobile, social media and other self-service marketing solutions; and digital printing services. In addition, Small Business Services offers specialized services, including fraud protection and security, payroll services and electronic checks, as well as promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Financial Services offers a suite of financial technology ("FinTech") solutions focused on enabling financial institutions to better manage the customer life cycle for their retail and commercial customers. These FinTech offerings include outsourced marketing campaign targeting and execution, digital channel onboarding, loyalty and rewards, technology-enabled treasury services, financial performance management, and fraud protection and security services. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which third parties' marketing materials are included in our check packages.

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

The accounting policies of the segments are the same as those described in Note 1. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain and finance, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment; internal-use software; and inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments. Depreciation and amortization expense related to corporate assets, which was allocated to the segments, was $32,505 in 2015, $34,801 in 2014 and $37,893 in 2013.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the years ended December 31:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2015	$1,151,916	$455,390	$165,511	$—	$1,772,817
customers:	2014	1,106,505	391,129	176,448	—	1,674,082
	2013	1,036,268	357,142	191,414	—	1,584,824
Operating income:	2015	203,933	91,539	58,859	—	354,331
	2014	187,226	87,908	57,499	—	332,633
	2013	175,420	82,811	59,683	—	317,914
Depreciation and amortization	2015	45,513	26,807	4,380	—	76,700
expense:	2014	44,418	14,675	6,749	—	65,842
	2013	45,329	11,231	7,913	—	64,473
Asset impairment charges:	2015	—	—	—	—	—
	2014	6,468	—	—	—	6,468
	2013	5,000	—	—	—	5,000
Total assets:	2015	995,445	435,632	161,987	251,338	1,844,402
	2014	949,521	274,086	164,171	300,613	1,688,391
	2013	942,048	111,432	167,283	348,766	1,569,529
Capital asset purchases:	2015	—	—	—	43,261	43,261
	2014	—	—	—	41,119	41,119
	2013	—	—	—	37,459	37,459

Revenue by product and service category for the years ended December 31 was as follows:

(in thousands)	2015	2014	2013
Checks	$873,298	$870,910	$884,605
Marketing solutions and other services	532,465	427,098	343,006
Forms	215,663	216,842	200,560
Accessories and other products	151,391	159,232	156,653
Total revenue	$1,772,817	$1,674,082	$1,584,824

The following information for the years ended December 31 is based on the geographic locations of our subsidiaries:

(in thousands)	2015	2014	2013
Total revenue from external customers:
United States	$1,701,566	$1,593,898	$1,501,176
Foreign, primarily Canada	71,251	80,184	83,648
Total revenue	$1,772,817	$1,674,082	$1,584,824

Substantially all of our long-lived assets reside in the United States. Long-lived assets of our foreign subsidiaries are located primarily in Canada and are not significant to our consolidated financial position.

Note 17: Supplemental guarantor financial information

Our long-term notes due in 2020 (Note 13), as well as obligations under our credit facility, are jointly and severally guaranteed on a full and unconditional basis, subject to the release provisions described herein, by certain 100%-owned subsidiaries. The subsidiary guarantees with respect to our long-term notes are subject to release upon the occurrence of certain events: the sale of all or substantially all of a subsidiary's assets, when the requirements for defeasance of the guaranteed securities have been satisfied, when the subsidiary is declared an unrestricted subsidiary, or upon satisfaction and discharge of the indenture.

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

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that the financial information presented is indicative of the financial position, results of operations or cash flows that the entities would have reported if they had operated independently. The condensed consolidating financial statements should be read in conjunction with our consolidated financial statements.

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,187	$940	$56,422	$(122)	$62,427
Trade accounts receivable, net	—	115,951	7,703	—	123,654
Inventories and supplies	—	39,758	2,198	—	41,956
Funds held for customers	—	—	53,343	—	53,343
Other current assets	9,233	32,765	2,610	—	44,608
Total current assets	14,420	189,414	122,276	(122)	325,988
Deferred income taxes	13,498	—	1,238	(13,498)	1,238
Long-term investments	34,304	7,387	—	—	41,691
Property, plant and equipment, net	10,111	71,017	4,604	—	85,732
Assets held for sale	—	—	13,969	—	13,969
Intangibles, net	9,066	273,051	3,194	—	285,311
Goodwill	—	974,973	1,442	—	976,415
Investments in consolidated subsidiaries	1,248,549	81,099	—	(1,329,648)	—
Intercompany receivable	99,506	—	—	(99,506)	—
Other non-current assets	6,107	107,767	184	—	114,058
Total assets	$1,435,561	$1,704,708	$146,907	$(1,442,774)	$1,844,402

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,625	$69,809	$2,263	$(122)	$87,575
Accrued liabilities	23,567	148,279	56,577	—	228,423
Short-term borrowings	434,000	—	—	—	434,000
Long-term debt due within one year	1,026	—	19	—	1,045
Total current liabilities	474,218	218,088	58,859	(122)	751,043
Long-term debt	196,191	—	31	—	196,222
Deferred income taxes	—	94,574	—	(13,498)	81,076
Intercompany payable	—	98,365	1,141	(99,506)	—
Other non-current liabilities	20,083	45,132	5,777	—	70,992
Total shareholders' equity	745,069	1,248,549	81,099	(1,329,648)	745,069
Total liabilities and shareholders' equity	$1,435,561	$1,704,708	$146,907	$(1,442,774)	$1,844,402

Deluxe Corporation
Condensed Consolidating Balance Sheet

	December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$8,335	$4,342	$52,193	$(3,329)	$61,541
Trade accounts receivable, net	—	100,197	13,459	—	113,656
Inventories and supplies	—	34,097	5,314	—	39,411
Deferred income taxes	8,929	1,182	48	—	10,159
Funds held for customers	—	—	43,604	—	43,604
Other current assets	8,538	38,912	3,069	—	50,519
Total current assets	25,802	178,730	117,687	(3,329)	318,890
Deferred income taxes	660	—	1,411	(660)	1,411
Long-term investments	38,623	7,828	—	—	46,451
Property, plant and equipment, net	4,868	76,306	6,449	—	87,623
Assets held for sale	—	3,102	23,717	—	26,819
Intangibles, net	987	203,967	2,226	—	207,180
Goodwill	—	866,659	1,717	—	868,376
Investments in consolidated subsidiaries	1,268,918	90,960	—	(1,359,878)	—
Intercompany receivable	—	82,758	536	(83,294)	—
Other non-current assets	9,675	121,549	417	—	131,641
Total assets	$1,349,533	$1,631,859	$154,160	$(1,447,161)	$1,688,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,792	$73,380	$3,373	$(3,329)	$87,216
Accrued liabilities	26,278	141,816	51,027	—	219,121
Short-term borrowings	160,000	—	—	—	160,000
Long-term debt due within one year	903	—	8	—	911
Total current liabilities	200,973	215,196	54,408	(3,329)	467,248
Long-term debt	393,387	—	14	—	393,401
Deferred income taxes	—	96,498	—	(660)	95,838
Intercompany payable	83,294	—	—	(83,294)	—
Other non-current liabilities	24,382	51,247	8,778	—	84,407
Total shareholders' equity	647,497	1,268,918	90,960	(1,359,878)	647,497
Total liabilities and shareholders' equity	$1,349,533	$1,631,859	$154,160	$(1,447,161)	$1,688,391

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,378,579	$73,415	$—	$1,451,994
Service revenue	113,226	299,484	26,433	(118,320)	320,823
Total revenue	113,226	1,678,063	99,848	(118,320)	1,772,817
Cost of products	—	(489,590)	(36,717)	—	(526,307)
Cost of services	(120,575)	(105,824)	(7,987)	121,484	(112,902)
Total cost of revenue	(120,575)	(595,414)	(44,704)	121,484	(639,209)
Gross profit	(7,349)	1,082,649	55,144	3,164	1,133,608
Operating expenses	—	(737,600)	(38,513)	(3,164)	(779,277)
Operating (loss) income	(7,349)	345,049	16,631	—	354,331
Loss on early debt extinguishment	(8,917)	—	—	—	(8,917)
Interest expense	(19,516)	(11,355)	(2)	10,574	(20,299)
Other income	10,556	1,978	872	(10,574)	2,832
(Loss) income before income taxes	(25,226)	335,672	17,501	—	327,947
Income tax benefit (provision)	15,324	(119,951)	(4,691)	—	(109,318)
(Loss) income before equity in earnings of consolidated subsidiaries	(9,902)	215,721	12,810	—	218,629
Equity in earnings of consolidated subsidiaries	228,531	12,810	—	(241,341)	—
Net income	$218,629	$228,531	$12,810	$(241,341)	$218,629
Comprehensive income	$199,764	$210,558	$362	$(210,920)	$199,764

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,311,729	$99,129	$—	$1,410,858
Service revenue	78,019	237,712	30,047	(82,554)	263,224
Total revenue	78,019	1,549,441	129,176	(82,554)	1,674,082
Cost of products	—	(449,603)	(52,268)	—	(501,871)
Cost of services	(83,982)	(95,776)	(9,693)	85,044	(104,407)
Total cost of revenue	(83,982)	(545,379)	(61,961)	85,044	(606,278)
Gross profit	(5,963)	1,004,062	67,215	2,490	1,067,804
Operating expenses	—	(677,767)	(47,711)	(2,490)	(727,968)
Asset impairment charge	—	(6,468)	—	—	(6,468)
Net loss on sale of facility	—	(735)	—	—	(735)
Operating (loss) income	(5,963)	319,092	19,504	—	332,633
Interest expense	(36,368)	(12,157)	—	11,996	(36,529)
Other income	9,976	2,496	601	(11,996)	1,077
(Loss) income before income taxes	(32,355)	309,431	20,105	—	297,181
Income tax benefit (provision)	17,445	(109,289)	(5,543)	—	(97,387)
(Loss) income before equity in earnings of consolidated subsidiaries	(14,910)	200,142	14,562	—	199,794
Equity in earnings of consolidated subsidiaries	214,704	14,562	—	(229,266)	—
Net income	$199,794	$214,704	$14,562	$(229,266)	$199,794
Comprehensive income	$196,880	$210,756	$8,398	$(219,154)	$196,880

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,293,257	$76,454	$—	$1,369,711
Service revenue	9,042	188,767	34,962	(17,658)	215,113
Total revenue	9,042	1,482,024	111,416	(17,658)	1,584,824
Cost of products	—	(429,432)	(34,055)	—	(463,487)
Cost of services	(7,597)	(85,693)	(12,532)	8,193	(97,629)
Total cost of revenue	(7,597)	(515,125)	(46,587)	8,193	(561,116)
Gross profit	1,445	966,899	64,829	(9,465)	1,023,708
Operating expenses	—	(664,218)	(46,041)	9,465	(700,794)
Asset impairment charge	—	(5,000)	—	—	(5,000)
Operating income	1,445	297,681	18,788	—	317,914
Interest expense	(38,236)	(8,442)	(3)	8,380	(38,301)
Other income	7,283	2,027	516	(8,380)	1,446
(Loss) income before income taxes	(29,508)	291,266	19,301	—	281,059
Income tax benefit (provision)	16,597	(105,812)	(5,192)	—	(94,407)
(Loss) income before equity in earnings of consolidated subsidiaries	(12,911)	185,454	14,109	—	186,652
Equity in earnings of consolidated subsidiaries	199,563	14,109	—	(213,672)	—
Net income	$186,652	$199,563	$14,109	$(213,672)	$186,652
Comprehensive income	$193,875	$205,595	$9,862	$(215,457)	$193,875

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$2,467	$285,962	$16,297	$3,207	$307,933
Cash flows from investing activities:
Purchases of capital assets	(3,447)	(37,158)	(2,656)	—	(43,261)
Payments for acquisitions, net of cash acquired	(26)	(212,964)	—	—	(212,990)
Proceeds from company-owned life insurance policies	3,973	—	—	—	3,973
Other	(488)	1,610	16	—	1,138
Net cash provided (used) by investing activities	12	(248,512)	(2,640)	—	(251,140)
Cash flows from financing activities:
Net proceeds from short-term borrowings	274,000	—	—	—	274,000
Payments on long-term debt, including costs of debt reacquisition	(208,045)	—	(17)	—	(208,062)
Payments for debt issue costs	(749)	—	—	—	(749)
Proceeds from issuing shares under employee plans	5,895	—	—	—	5,895
Excess tax benefit from share-based employee awards	2,244	—	—	—	2,244
Payments for common shares repurchased	(59,952)	—	—	—	(59,952)
Cash dividends paid to shareholders	(59,755)	—	—	—	(59,755)
Advances from (to) consolidated subsidiaries	40,735	(40,692)	(43)	—	—
Other	—	(160)	(150)	—	(310)
Net cash used by financing activities	(5,627)	(40,852)	(210)	—	(46,689)
Effect of exchange rate change on cash	—	—	(9,218)	—	(9,218)
Net change in cash and cash equivalents	(3,148)	(3,402)	4,229	3,207	886
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of year	$5,187	$940	$56,422	$(122)	$62,427

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(12,298)	$278,281	$14,638	$(226)	$280,395
Cash flows from investing activities:
Purchases of capital assets	(1,269)	(38,118)	(1,732)	—	(41,119)
Payments for acquisitions, net of cash acquired	(89,824)	(15,205)	—	—	(105,029)
Proceeds from company-owned life insurance policies	897	—	—	—	897
Proceeds from sale of facility	—	8,451	—	—	8,451
Other	(432)	1,175	14	—	757
Net cash used by investing activities	(90,628)	(43,697)	(1,718)	—	(136,043)
Cash flows from financing activities:
Net proceeds from short-term borrowings	160,000	(125)	—	—	159,875
Payments on long-term debt, including costs of debt reacquisition	(254,376)	(20)	(7)	—	(254,403)
Payments for debt issue costs	(1,085)	—	—	—	(1,085)
Proceeds from issuing shares under employee plans	9,148	—	—	—	9,148
Excess tax benefit from share-based employee awards	4,992	—	—	—	4,992
Payments for common shares repurchased	(60,119)	—	—	—	(60,119)
Cash dividends paid to shareholders	(57,603)	—	—	—	(57,603)
Advances from (to) consolidated subsidiaries	238,332	(236,938)	(1,394)	—	—
Other	—	(150)	—	—	(150)
Net cash provided (used) by financing activities	39,289	(237,233)	(1,401)	—	(199,345)
Effect of exchange rate change on cash	—	—	(4,555)	—	(4,555)
Net change in cash and cash equivalents	(63,637)	(2,649)	6,964	(226)	(59,548)
Cash and cash equivalents, beginning of year	71,972	6,991	45,229	(3,103)	121,089
Cash and cash equivalents, end of year	$8,335	$4,342	$52,193	$(3,329)	$61,541

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(7,462)	$243,906	$24,160	$898	$261,502
Cash flows from investing activities:
Purchases of capital assets	—	(32,659)	(4,800)	—	(37,459)
Payments for acquisitions, net of cash acquired	—	(69,709)	—	—	(69,709)
Proceeds from company-owned life insurance policies	3,641	958	—	—	4,599
Other	1,181	326	12	—	1,519
Net cash provided (used) by investing activities	4,822	(101,084)	(4,788)	—	(101,050)
Cash flows from financing activities:
Payments on long-term debt, including costs of debt reacquisition	(224)	—	(1,331)	—	(1,555)
Payments for debt issue costs	(236)	—	—	—	(236)
Proceeds from issuing shares under employee plans	15,948	—	—	—	15,948
Excess tax benefit from share-based employee awards	3,055	—	—	—	3,055
Payments for common shares repurchased	(48,798)	—	—	—	(48,798)
Cash dividends paid to shareholders	(50,711)	—	—	—	(50,711)
Advances from (to) consolidated subsidiaries	140,716	(139,059)	(1,657)	—	—
Net cash provided (used) by financing activities	59,750	(139,059)	(2,988)	—	(82,297)
Effect of exchange rate change on cash	—	—	(2,501)	—	(2,501)
Net change in cash and cash equivalents	57,110	3,763	13,883	898	75,654
Cash and cash equivalents, beginning of year	14,862	3,228	31,346	(4,001)	45,435
Cash and cash equivalents, end of year	$71,972	$6,991	$45,229	$(3,103)	$121,089

DELUXE CORPORATION

SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)
(in thousands, except per share amounts)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$433,617	$435,874	$439,816	$463,510
Gross profit	280,936	279,936	280,514	292,222
Net income	45,940	56,063	56,917	59,709
Earnings per share:
Basic	0.92	1.12	1.14	1.21
Diluted	0.91	1.11	1.13	1.20
Cash dividends per share	0.30	0.30	0.30	0.30

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$406,955	$405,410	$413,204	$448,513
Gross profit	262,027	259,519	263,054	283,204
Net income	47,324	50,076	44,431	57,963
Earnings per share:
Basic	0.94	1.00	0.89	1.16
Diluted	0.93	0.99	0.88	1.16
Cash dividends per share	0.25	0.30	0.30	0.30

Significant items affecting the comparability of quarterly results were as follows:

•	First quarter 2015 – pre-tax loss on early extinguishment of debt of $8,917.

•	Second quarter 2015 – net pre-tax restructuring charges of $1,154 related to our cost reduction initiatives.

•	Third quarter 2015 – net pre-tax restructuring charges of $1,738 related to our cost reduction initiatives.

•
Fourth quarter 2015 – net pre-tax restructuring charges of $3,078 related to our cost reduction initiatives and a reduction of $1,160 in income tax expense for discrete items, primarily prior year state income tax credits.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures – As of the end of the period covered by this report, December 31, 2015 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting – Management of Deluxe Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria. The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP appears in Item 8 of this report.

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

The following table provides information concerning all of our equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	1,641,985	(1)	$35.71	(1)	6,586,587	(2)
Equity compensation plans not approved by shareholders	—		—		—
Total	1,641,985		$35.71		6,586,587

(1) Includes awards granted under our 2012 Long-Term Incentive Plan and our previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants and rights includes outstanding stock options of 1,353,561, restricted stock unit awards of 166,857 and shares subject to outstanding performance share awards of 121,567. The number of performance shares reflects the target amount for awards outstanding as of December 31, 2015. The actual number of shares issued under our performance share awards will range between 0% and 200% of the target amount based on our performance relative to the applicable performance goals as determined by our Compensation Committee following the end of the performance period. The performance share awards are not included in the weighted-average exercise price of outstanding options, warrants and rights presented in the table. The restricted stock unit awards require no consideration upon vesting. Therefore, these awards reduce the total weighted-average exercise price of outstanding options, warrants and rights presented in the table. The weighted-average exercise price excluding these awards is $40.11.

(2) Includes 3,623,039 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan. Of the total available for future issuance, 2,963,548 shares remain available for issuance under our 2012 Long-Term Incentive Plan. Under this plan, full value awards such as restricted stock, restricted stock units and share-based performance awards reduce the number of shares available for issuance by a factor of 2.23, or if such an award were forfeited or terminated without delivery of the shares, the number of shares that again become eligible for issuance would be multiplied by a factor of 2.23.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sections of the proxy entitled “Board Structure and Governance-Board Oversight and Director Independence” and “Board Structure and Governance-Related Party Transaction Policy and Procedures” are incorporated by reference into this report.

Item 14.     Principal Accounting Fees and Services.

The sections of the proxy statement entitled “Fiscal Year 2015 Audit and Independent Registered Public Accounting Firm-Fees Paid to Independent Registered Public Accounting Firm” and “Fiscal Year 2015 Audit and Independent Registered Public Accounting Firm-Policy on Audit Committee Pre-Approval of Accounting Firm Fees and Services” are incorporated by reference into this report.

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

The following exhibits are filed as part of or are incorporated into this report by reference:

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
*

Exhibit Number	Description	Method of Filing
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
*
4.15	Sixth Supplemental Indenture, dated as of December 4, 2015, among us, Datamyx LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee	Filed herewith
10.1	Deluxe Corporation 2012 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.2	Deluxe Corporation 2012 Long-Term Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 12, 2012)**	*
10.3	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2001)**	*
10.4	Deluxe Corporation Deferred Compensation Plan (2011 Restatement) (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2010)**	*
10.5	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Form S-8 filed with the Commission on January 7, 2002)**	*
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
*

Exhibit Number	Description	Method of Filing
10.8	Employment Agreement dated as of April 10, 2006, between us and Lee Schram (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on April 17, 2006)**	*
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
*
10.21	First Amendment to Deluxe Corporation Non-employee Director Stock and Deferral Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008)**	*
10.22	Form of Non-Employee Director Restricted Stock Award Agreement (version 4/07) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)**	*

Exhibit Number	Description	Method of Filing
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements
Filed herewith
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

DELUXE CORPORATION
Date: February 19, 2016	By: /s/ Lee Schram
Lee Schram, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2016.

Signature	Title

By: /s/ Lee Schram	Chief Executive Officer
Lee Schram	(Principal Executive Officer)

By: /s/ Terry D. Peterson	Senior Vice President, Chief Financial Officer
Terry D. Peterson	(Principal Financial Officer and Principal Accounting Officer)

*
Ronald C. Baldwin	Director

*
Charles A. Haggerty	Director

*
Don J. McGrath	Director

*
Cheryl Mayberry McKissack	Director

*
Neil J. Metviner	Director

*
Stephen P. Nachtsheim	Director

*
Mary Ann O'Dwyer	Director

*
Thomas J. Reddin	Director

*
Martyn R. Redgrave	Director

* By: /s/ Lee Schram
Lee Schram, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description
4.15	Sixth Supplemental Indenture, dated as of December 4, 2015, among us, Datamyx LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee
12.1	Statement re: Computation of Ratios
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements