Form 10-Q
period 2016-03-31
DELUXE CORP
filed 2016-05-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 20, 2016 was 48,914,993.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$71,010	$62,427
Trade accounts receivable (net of allowances for uncollectible accounts of $4,127 and $4,816, respectively)	105,919	123,654
Inventories and supplies	39,953	41,956
Funds held for customers	53,270	53,343
Other current assets	42,421	44,608
Total current assets	312,573	325,988
Deferred income taxes	1,316	1,238
Long-term investments (including $1,647 and $2,091 of investments at fair value, respectively)	41,936	41,691
Property, plant and equipment (net of accumulated depreciation of $348,317 and $344,785, respectively)	84,121	85,732
Assets held for sale	13,968	13,969
Intangibles (net of accumulated amortization of $426,069 and $407,747, respectively)	282,646	285,311
Goodwill	976,508	976,415
Other non-current assets	119,689	111,809
Total assets	$1,832,757	$1,842,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,777	$87,575
Accrued liabilities	210,818	228,423
Short-term borrowings	416,000	434,000
Long-term debt due within one year	1,040	1,045
Total current liabilities	706,635	751,043
Long-term debt	198,027	193,973
Deferred income taxes	80,947	81,076
Other non-current liabilities	63,282	70,992
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: 2016 – 48,910; 2015 – 49,019)	48,910	49,019
Retained earnings	785,069	751,253
Accumulated other comprehensive loss	(50,113)	(55,203)
Total shareholders’ equity	783,866	745,069
Total liabilities and shareholders’ equity	$1,832,757	$1,842,153

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Product revenue	$366,185	$355,013
Service revenue	93,113	78,604
Total revenue	459,298	433,617
Cost of products	(130,594)	(123,739)
Cost of services	(33,711)	(28,942)
Total cost of revenue	(164,305)	(152,681)
Gross profit	294,993	280,936
Selling, general and administrative expense	(201,471)	(195,378)
Net restructuring charges	(879)	(267)
Operating income	92,643	85,291
Loss on early debt extinguishment	—	(8,917)
Interest expense	(5,243)	(6,515)
Other income	150	430
Income before income taxes	87,550	70,289
Income tax provision	(29,448)	(24,349)
Net income	$58,102	$45,940
Comprehensive income	$63,192	$40,183
Basic earnings per share	1.18	0.92
Diluted earnings per share	1.18	0.91
Cash dividends per share	0.30	0.30

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2015	49,019	$49,019	$—	$751,253	$(55,203)	$745,069
Net income	—	—	—	58,102	—	58,102
Cash dividends	—	—	—	(14,740)	—	(14,740)
Common shares issued	214	214	4,655	—	—	4,869
Common shares repurchased	(278)	(278)	(5,180)	(9,546)	—	(15,004)
Other common shares retired	(45)	(45)	(2,468)	—	—	(2,513)
Fair value of share-based compensation	—	—	2,993	—	—	2,993
Other comprehensive income	—	—	—	—	5,090	5,090
Balance, March 31, 2016	48,910	$48,910	$—	$785,069	$(50,113)	$783,866

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$58,102	$45,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,731	3,933
Amortization of intangibles	18,148	13,750
Amortization of contract acquisition costs	4,607	4,831
Deferred income taxes	(360)	(1,215)
Employee share-based compensation expense	3,424	3,155
Loss on early debt extinguishment	—	8,917
Other non-cash items, net	1,600	808
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	17,153	16,395
Inventories and supplies	2,015	1,409
Other current assets	(45)	5,082
Non-current assets	(414)	1,215
Accounts payable	(8,409)	(10,851)
Contract acquisition payments	(9,259)	(2,947)
Other accrued and non-current liabilities	(17,625)	(11,892)
Net cash provided by operating activities	72,668	78,530
Cash flows from investing activities:
Purchases of capital assets	(10,189)	(9,512)
Payments for acquisitions, net of cash acquired	(6,667)	(7,584)
Other	(4,152)	463
Net cash used by investing activities	(21,008)	(16,633)
Cash flows from financing activities:
Net (payments) proceeds from short-term borrowings	(18,000)	158,000
Payments on long-term debt, including costs of debt reacquisition	(268)	(207,242)
Payments for debt issue costs	(41)	(97)
Proceeds from issuing shares under employee plans	2,585	3,389
Excess tax benefit from share-based employee awards	—	1,260
Employee taxes paid for shares withheld	(851)	(827)
Payments for common shares repurchased	(15,004)	—
Cash dividends paid to shareholders	(14,740)	(15,011)
Other	(376)	(150)
Net cash used by financing activities	(46,695)	(60,678)
Effect of exchange rate change on cash	3,618	(4,441)
Net change in cash and cash equivalents	8,583	(3,222)
Cash and cash equivalents, beginning of year	62,427	61,541
Cash and cash equivalents, end of period	$71,010	$58,319

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2016, the consolidated statements of comprehensive income for the quarters ended March 31, 2016 and 2015, the consolidated statement of shareholders’ equity for the quarter ended March 31, 2016, and the consolidated statements of cash flows for the quarters ended March 31, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Note 2: New accounting pronouncements

Recently adopted accounting pronouncements – In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. We adopted this standard on January 1, 2016. As our accounting treatment for these awards was in compliance with the new guidance, adoption of this standard had no impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability. We adopted this standard on January 1, 2016, applying it retrospectively. The consolidated balance sheet as of December 31, 2015 reflects the reclassification of debt issuance costs of $2,249 from other non-current assets to long-term debt. The amount of debt issuance costs included in long-term debt as of March 31, 2016 was $2,135. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This standard adds SEC paragraphs pursuant to the SEC Staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Under this guidance, the SEC Staff would not object to presenting such costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the arrangement. As of December 31, 2015, debt issuance costs of $2,003 related to our line-of-credit arrangement were included within other current assets. We continue to include these costs within other current assets, amortizing them over the term of the arrangement.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement does include a software license, the software license element of the arrangement should be accounted for in the same manner as the acquisition of other software licenses. We adopted this standard on January 1, 2016, applying it prospectively to all arrangements entered into or materially modified on or after January 1, 2016. Adoption of this standard did not have a significant impact on our results of operations or financial position.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). Under the standard, investments measured at net asset value (NAV) as a practical expedient for fair value are excluded from the fair value hierarchy. As such, they are not assigned a fair value measurement level in financial statement disclosures of fair value. This standard was effective for us on January 1, 2016. It impacts the disclosures included in our Annual Report on Form 10-K regarding the plan assets of our postretirement benefit plan. As such, we will reflect this new guidance in the disclosures included in our Form 10-K for the year ending December 31, 2016, applying the guidance retrospectively to all periods presented.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The standard requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. Previously, inventory was measured at the lower of cost or market. We elected to early adopt this standard on January 1, 2016, applying it prospectively. Application of this standard did not have a significant impact on our results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. When recording the purchase price allocation for a business combination in the financial statements, an acquirer may record preliminary amounts when measurements are incomplete as of the end of a reporting period. When the required information is received to finalize the purchase price allocation, the preliminary amounts are adjusted. These adjustments are referred to as measurement-period adjustments. This standard eliminates the requirement to restate prior period financial statements for measurement-period adjustments. Instead, it requires that the cumulative impact of a measurement-period adjustment be recognized in the reporting period in which the adjustment is identified. We adopted this standard on January 1, 2016, applying it prospectively. Application of this standard did not have a significant impact on our results of operations or financial position.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. We elected to early adopt this standard as of January 1, 2016. Adoption of this standard had the following impacts on our consolidated financial statements:

•
Consolidated statements of comprehensive income – The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision. Previously, these amounts were recognized in additional paid-in capital. For the quarter ended March 31, 2016, net tax benefits of $491 related to share-based compensation awards were recognized as a reduction of income tax expense in the consolidated statement of comprehensive income. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and resulted in a $0.01 increase in basic and diluted earnings per share for the quarter ended March 31, 2016.

In recording share-based compensation expense, the standard allows companies to make a policy election as to whether they will include an estimate of awards expected to be forfeited or whether they will account for forfeitures as they occur. We have elected to include an estimate of forfeitures in the computation of our share-based compensation expense. As this treatment is consistent with previous guidance, this election had no impact on our consolidated financial statements.

•
Consolidated statements of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and in net cash used by financing activities of $599 for the quarter ended March 31, 2016.

The standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statement of cash flows for the prior period was restated. This change resulted in an increase in net cash provided by operating activities and in net cash used by financing activities of $851 for the quarter ended March 31, 2016 and $827 for the quarter ended March 31, 2015.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing. Both of these standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. We are currently assessing the impact of these standards on our consolidated financial statements, as well as the method of transition that we will use in adopting the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. The guidance is effective for us on January 1, 2018. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leasing. The standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements. The guidance is effective for us on January 1, 2019, and requires adoption using a modified retrospective approach. We are currently assessing the impact of this standard on our consolidated financial statements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$5,903	$5,719
Semi-finished goods	8,039	8,208
Finished goods	22,974	24,955
Supplies	3,037	3,074
Inventories and supplies	$39,953	$41,956

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	March 31, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$8,493	$—	$(95)	$8,398
Canadian guaranteed investment certificates	7,690	—	—	7,690
Available-for-sale securities	$16,183	$—	$(95)	$16,088

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2016, also included cash of $37,182.

	December 31, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$7,932	$—	$(91)	$7,841
Canadian guaranteed investment certificates	7,226	—	—	7,226
Available-for-sale securities (funds held for customers)(1)	15,158	—	(91)	15,067
Canadian money market fund (other current assets)	1,616	—	—	1,616
Available-for-sale securities	$16,774	$—	$(91)	$16,683

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2015, also included cash of $38,276.

Expected maturities of available-for-sale securities as of March 31, 2016 were as follows:

(in thousands)	Fair value
Due in one year or less	$8,580
Due in two to five years	4,199
Due in six to ten years	3,309
Available-for-sale securities	$16,088

Further information regarding the fair value of available-for-sale securities can be found in Note 8.

Assets held for sale – Assets held for sale as of March 31, 2016 and December 31, 2015 included the operations of one small business distributor that we previously acquired. The distributor is included in our Small Business Services segment and the assets acquired consisted primarily of a customer list intangible asset. We are actively marketing this distributor and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following:

(in thousands)	March 31, 2016	December 31, 2015	Balance sheet caption
Current assets	$4	$3	Other current assets
Intangibles	13,533	13,533	Assets held for sale
Other non-current assets	435	436	Assets held for sale
Accrued liabilities	(118)	(366)	Accrued liabilities
Deferred income tax liabilities	(5,772)	(5,777)	Other non-current liabilities
Net assets held for sale	$8,082	$7,829

Intangibles – Intangibles were comprised of the following:

	March 31, 2016			December 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	383,463	(319,260)	64,203	375,037	(310,665)	64,372
Customer lists/relationships	209,912	(62,567)	147,345	202,682	(54,990)	147,692
Trade names	64,881	(37,556)	27,325	64,881	(36,325)	28,556
Software to be sold	28,500	(4,557)	23,943	28,500	(3,765)	24,735
Other	2,859	(2,129)	730	2,858	(2,002)	856
Amortizable intangibles	689,615	(426,069)	263,546	673,958	(407,747)	266,211
Intangibles	$708,715	$(426,069)	$282,646	$693,058	$(407,747)	$285,311

Amortization of intangibles was $18,148 for the quarter ended March 31, 2016 and $13,750 for the quarter ended March 31, 2015. Based on the intangibles in service as of March 31, 2016, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2016	$49,804
2017	53,575
2018	39,544
2019	28,717
2020	23,978

During the quarter ended March 31, 2016, we acquired internal-use software in the normal course of business. We also acquired other intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the quarter ended March 31, 2016:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$8,150	3
Customer lists/relationships	6,997	7
Acquired intangibles	$15,147	5

Goodwill – Changes in goodwill during the quarter ended March 31, 2016 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2015:
Goodwill, gross	$671,295	$176,614	$148,506	$996,415
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	651,295	176,614	148,506	976,415
Currency translation adjustment	93	—	—	93
Balance, March 31, 2016:
Goodwill, gross	671,388	176,614	148,506	996,508
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$651,388	$176,614	$148,506	$976,508

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
Contract acquisition costs	$60,952	$58,792
Loans and notes receivable from distributors	23,663	23,957
Postretirement benefit plan asset	17,236	16,250
Deferred advertising costs	6,962	7,500
Restricted cash	5,951	—
Other	4,925	5,310
Other non-current assets	$119,689	$111,809

Restricted cash as of March 31, 2016 related to funds held in escrow for the acquisition of a small business distributor that closed in April 2016. Changes in restricted cash are included within other investing activities in the consolidated statement of cash flows for the quarter ended March 31, 2016.

Changes in contract acquisition costs during the quarters ended March 31, 2016 and 2015 were as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015
Balance, beginning of year	$58,792	$74,101
Additions(1)	6,792	1,907
Amortization	(4,607)	(4,831)
Other	(25)	(2,259)
Balance, end of period	$60,952	$68,918

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $9,259 for the quarter ended March 31, 2016 and $2,947 for the quarter ended March 31, 2015.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
Funds held for customers	$52,120	$52,366
Deferred revenue	41,458	48,119
Income taxes	26,212	6,573
Customer rebates	16,017	18,900
Employee profit sharing/cash bonus	11,475	40,683
Contract acquisition costs due within one year	8,096	9,045
Restructuring due within one year (Note 9)	2,764	3,864
Other	52,676	48,873
Accrued liabilities	$210,818	$228,423

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(dollars and shares in thousands, except per share amounts)	2016	2015
Earnings per share – basic:
Net income	$58,102	$45,940
Income allocated to participating securities	(461)	(293)
Income available to common shareholders	$57,641	$45,647
Weighted-average shares outstanding	48,780	49,699
Earnings per share – basic	$1.18	$0.92

Earnings per share – diluted:
Net income	$58,102	$45,940
Income allocated to participating securities	(459)	(291)
Re-measurement of share-based awards classified as liabilities	205	179
Income available to common shareholders	$57,848	$45,828
Weighted-average shares outstanding	48,780	49,699
Dilutive impact of potential common shares	395	408
Weighted-average shares and potential common shares outstanding	49,175	50,107
Earnings per share – diluted	$1.18	$0.91
Antidilutive options excluded from calculation	693	265

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2016	2015
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	(1)
Net actuarial loss	(949)	(780)	(1)
Total amortization	(594)	(425)	(1)
Tax benefit	181	114	(1)
Total reclassifications, net of tax	$(413)	$(311)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2016 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2015	$(38,822)	$(114)	$(16,267)	$(55,203)
Other comprehensive income before reclassifications	—	1	4,676	4,677
Amounts reclassified from accumulated other comprehensive loss	413	—	—	413
Net current-period other comprehensive income	413	1	4,676	5,090
Balance, March 31, 2016	$(38,409)	$(113)	$(11,591)	$(50,113)

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarters ended March 31, 2016 and 2015. During the quarter ended March 31, 2016, we completed the following acquisitions:

•
In February 2016, we acquired selected assets of Category 99, Inc., doing business as MacHighway®, a web hosting and domain registration service provider. The results of this business are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the third quarter of 2016 when our valuation of all of the acquired assets and liabilities is completed, including the estimated useful life of the acquired customer list.

•
In March 2016, we acquired selected assets of New England Art Publishers, Inc., doing business as Birchcraft Studios, a supplier of personalized invitations, holiday cards, all-occasion cards and social announcements. The results of this business are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the third quarter of 2016 when our valuation of all of the acquired assets and liabilities is completed, including the estimated useful life of the acquired customer list.

•
During the quarter ended March 31, 2016, we acquired the operations of four small business distributors. The results of these businesses are included in our Small Business Services segment. As these distributors were previously part of our Safeguard® distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant. We expect to finalize the allocations of the purchase price by the third quarter of 2016 when our valuations of the acquired customer lists are completed, including the determination of the related estimated useful lives.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation as of March 31, 2016 of the aggregate purchase price for the above acquisitions to the assets acquired:

(in thousands)	2016 acquisitions
Customer list intangible assets	$6,997
Liabilities for holdback payments	(1,194)
Non-cash consideration(1)	(277)
Net cash paid for 2016 acquisitions	5,526
Holdback payments for prior year acquisitions	1,141
Payments for acquisitions, net of cash acquired	$6,667

(1) Consists of pre-acquisition amounts owed to us by certain of the acquired businesses.

Further information regarding the calculation of the estimated fair values of the intangibles acquired can be found in Note 8.
During the quarter ended March 31, 2015, we acquired selected assets of Range, Inc., a marketing services provider; selected assets of Verify Valid LLC, a provider of electronic check payment services; and the operations of one small business distributor that was previously part of our Safeguard distributor network. The assets acquired consisted primarily of customer list intangible assets and goodwill. Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the quarter ended March 31, 2015, included payments of $7,558 for these acquisitions and $26 for holdback payments for prior year acquisitions. Further information regarding our 2015 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

Note 7: Derivative financial instruments

We have entered into interest rate swaps, which we designated as fair value hedges, to hedge against changes in the fair value of our long-term debt. At the time we entered into these swaps in 2012, we were targeting a mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-current liabilities in the consolidated balance sheets and was $714 as of March 31, 2016 and $4,842 as of December 31, 2015. As the short-cut method is being used to account for these hedges, the decrease in long-term debt due to fair value adjustments was also $714 as of March 31, 2016 and $4,842 as of December 31, 2015.

Note 8: Fair value measurements

2016 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. Information regarding the acquisitions completed during the quarter ended March 31, 2016 can be found in Note 6. The identifiable net assets acquired during the quarter ended March 31, 2016 were comprised of customer lists associated with the acquisitions of MacHighway and Birchcraft, as well as the acquisition of four small business distributors. The aggregate fair value of the acquired customer lists was $6,997 and was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. Information regarding the useful lives of acquired intangibles can be found in Note 3.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2016 and 2015.

Other current assets as of December 31, 2015 included available-for-sale marketable securities (Note 3). These securities were sold during the quarter ended March 31, 2016, and consisted of a Canadian money market fund that was not traded in an active market. As such, the fair value of this investment was determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximated their fair value. No gains or losses on sales of these marketable securities were realized during the quarters ended March 31, 2016 and 2015.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the quarters ended March 31, 2016 and 2015, net realized gains were not significant. We recognized net unrealized losses of $377 during the quarter ended March 31, 2016 and $187 during the quarter ended March 31, 2015.

The fair value of interest rate swaps (Note 7) is determined at each reporting date by means of a pricing model utilizing readily observable market interest rates. The change in fair value is determined as the change in the present value of estimated future cash flows discounted using the LIBOR rate. Our interest rate swaps relate to our long-term debt due in 2020 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, the changes in the fair value of the derivative and related long-term debt are equal.

Liabilities for contingent consideration related to acquisitions completed during 2015. Information concerning these acquisitions can be found under the caption "Note 5: Acquisitions" in the Notes to Consolidated Financial Statements included in the 2015 Form 10-K. Under the agreement related to the acquisition of Verify Valid, we are required to make annual contingent payments over a period of up to eight years, based on the revenue generated by the business. A specified payment percentage for each year is applied to the revenue generated by the business in that year to determine the amount of the payment. There is no maximum amount of contingent payments specified in the agreement. Under the agreement related to the acquisition of a small business distributor, we are required to make annual contingent payments over a period of up to three years, based on the gross profit generated by the business. A specified payment percentage for each year is applied to the gross profit generated by the business in that year to determine the amount of the payment. The maximum contingent payment in any year of the agreement is $925. The fair value of the liabilities for contingent payments is estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the calculations include the discount rate, projected revenue or gross profit based on our most recent internal forecast, and factors indicating the probability of achieving the forecasted revenue or gross profit. The liabilities are remeasured each reporting period. Increases or decreases in projected revenue or gross profit and the related probabilities may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Information regarding recurring fair value measurements completed during each period was as follows:

			Fair value measurements using
	Fair value as of March 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)			(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$16,088	—	$—	$16,088	$—
Long-term investment in mutual funds	1,647		1,647	—	—
Derivative liabilities	(714)		—	(714)	—
Accrued contingent consideration	(5,669)		—	—	(5,669)

		Fair value measurements using
	Fair value as of December 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$15,067	$—	$15,067	$—
Available-for-sale marketable securities (other current assets)	1,616	—	1,616	—
Long-term investment in mutual funds	2,091	2,091	—	—
Derivative liabilities	(4,842)	—	(4,842)	—
Accrued contingent consideration	(5,861)	—	—	(5,861)

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the quarter ended March 31, 2016.

Changes in accrued contingent consideration during the quarter ended March 31, 2016 were as follows:

(in thousands)	Quarter Ended March 31, 2016
Balance, December 31, 2015	$5,861
Change in fair value	184
Payments	(376)
Balance, March 31, 2016	$5,669

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

Loans and notes receivable from distributors – We have receivables for loans made to certain of our Safeguard distributors. In addition, we have acquired the operations of several small business distributors, which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets to the distributors. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

Long-term debt – The fair value of long-term debt is based on significant observable market inputs other than quoted prices in active markets. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity or debt issuance costs. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt, as well as unamortized debt issuance costs (Note 11).

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$71,010	$71,010	$71,010	$—	$—
Cash (funds held for customers)	37,182	37,182	37,182	—	—
Loans and notes receivable from distributors	25,756	23,057	—	—	23,057
Short-term borrowings	416,000	416,000	416,000	—	—
Long-term debt(1)	197,151	210,756	—	210,756	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$62,427	$62,427	$62,427	$—	$—
Cash (funds held for customers)	38,276	38,276	38,276	—	—
Loans and notes receivable from distributors	25,745	23,383	—	—	23,383
Short-term borrowings	434,000	434,000	434,000	—	—
Long-term debt(1)	192,909	207,000	—	207,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands, except number of employees)	2016	2015
Severance accruals	$891	$743
Severance reversals	(372)	(524)
Operating lease obligations	59	—
Net restructuring accruals	578	219
Other costs	290	45
Net restructuring charges	$868	$264
Number of employees included in severance accruals	25	40

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015
Total cost of revenue	$(11)	$(3)
Operating expenses	879	267
Net restructuring charges	$868	$264

During the quarters ended March 31, 2016 and March 31, 2015, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,764 as of March 31, 2016 and $3,864 as of December 31, 2015 are included in accrued liabilities in the consolidated balance sheets. The majority of the employee reductions are expected to be completed by mid-2016, and we expect most of the related severance payments to be paid by the end of 2016, utilizing cash from operations. The remaining payments due under operating lease obligations will paid by the end of 2016. As of March 31, 2016, approximately 10 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2014 initiatives	2015 initiatives	2016 initiatives	Total
Balance, December 31, 2015	$176	$3,688	$—	$3,864
Restructuring charges	—	5	945	950
Restructuring reversals	(111)	(261)	—	(372)
Payments	(58)	(1,494)	(126)	(1,678)
Balance, March 31, 2016	$7	$1,938	$819	$2,764
Cumulative amounts:
Restructuring charges	$8,242	$6,132	$945	$15,319
Restructuring reversals	(1,444)	(719)	—	(2,163)
Payments	(6,791)	(3,475)	(126)	(10,392)
Balance, March 31, 2016	$7	$1,938	$819	$2,764

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Financial Services	Total
Balance, December 31, 2015	$1,023	$884	$—	$1,859	$56	$42	$3,864
Restructuring charges	481	56	—	354	59	—	950
Restructuring reversals	(80)	(37)	—	(255)	—	—	(372)
Payments	(641)	(305)	—	(682)	(34)	(16)	(1,678)
Balance, March 31, 2016	$783	$598	$—	$1,276	$81	$26	$2,764
Cumulative amounts(1):
Restructuring charges	$6,206	$4,315	$36	$4,365	$344	$53	$15,319
Restructuring reversals	(1,280)	(348)	(2)	(533)	—	—	(2,163)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(4,184)	(3,355)	(34)	(2,529)	(263)	(27)	(10,392)
Balance, March 31, 2016	$783	$598	$—	$1,276	$81	$26	$2,764

(1) Includes accruals related to our cost reduction initiatives for 2014 through 2016.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a portion of our retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2016	2015
Interest cost	$780	$859
Expected return on plan assets	(1,834)	(1,958)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	949	780
Net periodic benefit income	$(460)	$(674)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2016	December 31, 2015
6.0% senior notes due November 15, 2020, principal amount	$200,000	$200,000
Less unamortized debt issuance costs	(2,135)	(2,249)
Cumulative change in fair value of hedged debt (Note 7)	(714)	(4,842)
6.0% senior notes, carrying value	197,151	192,909
Long-term portion of capital lease obligations	876	1,064
Long-term portion of debt	198,027	193,973
Amount drawn on credit facility	416,000	434,000
Capital lease obligations due within one year	1,040	1,045
Total debt	$615,067	$629,018

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

Long-term debt – In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement that became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2016, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes that were due in June 2015. The fair value of the notes issued in November 2012 was $210,756 as of March 31, 2016, based on quoted prices that are directly observable. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes that were schedule to mature on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the quarter ended March 31, 2015, consisting of a contractual call premium and the write-off of related debt issuance costs. This retirement was funded utilizing our credit facility and a short-term bank loan that we have since repaid.

We had capital lease obligations of $1,916 as of March 31, 2016 and $2,109 as of December 31, 2015 related to information technology hardware. The lease obligations will be paid through December 2019. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Short-term borrowings – As of March 31, 2016, we had a $525,000 credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. As of March 31, 2016, $416,000 was drawn on our credit facility at a weighted-average interest rate of 1.89%. As of December 31, 2015, $434,000 was drawn on our credit facility at a weighted-average interest rate of 1.89%.

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

Daily average amounts outstanding under our short-term borrowing arrangements were as follows:

(in thousands)	Quarter Ended March 31, 2016	Year Ended December 31, 2015
Credit facility:
Daily average amount outstanding	$431,264	$270,063
Weighted-average interest rate	1.81%	1.66%
Short-term bank loan:
Daily average amount outstanding	$—	$47,178
Weighted-average interest rate	—	1.59%

As of March 31, 2016, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(416,000)
Outstanding letters of credit(1)	(12,737)
Net available for borrowing as of March 31, 2016	$96,263

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

Note 12:  Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $5,649 as of March 31, 2016 and $5,952 as of December 31, 2015, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Expense reflected in the consolidated statements of comprehensive income for environmental matters was $171 for the quarter ended March 31, 2016 and $293 for the quarter ended March 31, 2015.

We purchased an insurance policy during 2002 that covers up to $10,000 of third-party claims through 2032 at certain owned, leased and divested sites, as well as any conditions discovered at certain owned or leased sites through 2012. We also have an additional environmental site liability insurance policy providing coverage on facilities that we acquired subsequent to 2002. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. The policy provides coverage of up to $15,000 through April 2019. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in these insurance policies. We do not anticipate significant net cash outlays for environmental matters during 2016.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,328 as of March 31, 2016 and $6,457 as of December 31, 2015. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is accounted for on a present value basis. The difference between the discounted and undiscounted liability was not significant as of March 31, 2016 or December 31, 2015.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – On September 2, 2014, one of our suppliers filed a petition for binding arbitration under the Commercial Rules of the American Arbitration Association, alleging that it is entitled to additional payment from us under our reseller agreement and seeking damages of up to approximately $43,000. We did not record a liability for damages in connection with this matter in our consolidated balance sheets. In March 2016, the arbitrator rejected all of the supplier's claims and ruled in our favor.

Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity for the period in which the ruling occurs or in future periods.

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 688 shares remained available for purchase under this authorization as of March 31, 2016. During the quarter ended March 31, 2016, we repurchased 278 shares for $15,004.

In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300,000 of our common stock. This authorization has no expiration date.

Note 14: Business segment information

We operate three reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; our networks of distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. In the case of check supply contracts, once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All three segments operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe.

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2015, checks represented 40.1% of our Small Business Services segment's revenue, 59.7% of our Financial Services segment's revenue and 84.6% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as various other service offerings. Our Small Business Services segment offers services designed to fulfill the marketing and sales needs of small businesses, including logo and web design; hosting and other web services; search engine optimization; marketing programs, including email, mobile, social media and other self-service marketing solutions; and digital printing services. In addition, Small Business Services offers specialized services, including fraud protection and security, payroll services and electronic checks, as well as promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Financial Services offers a suite of financial technology ("FinTech") solutions focused on enabling financial institutions to better manage the customer life cycle for their retail and commercial customers. These FinTech solutions include outsourced marketing campaign targeting and execution, digital channel onboarding, loyalty and rewards, technology-enabled treasury services, financial performance management, and fraud protection and security services. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Accessories and other products – Small Business Services offers products designed to supply small business owners with the customized documents necessary to efficiently manage their business, including envelopes, office supplies, stamps and labels. Our Financial Services and Direct Checks segments offer checkbook covers and stamps.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2015 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain, finance and legal, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment; internal-use software; and inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2016 and 2015:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2016	$290,271	$127,248	$41,779	$—	$459,298
customers:	2015	276,966	111,540	45,111	—	433,617
Operating income:	2016	51,151	26,725	14,767	—	92,643
	2015	49,448	20,410	15,433	—	85,291
Depreciation and amortization	2016	12,071	8,938	870	—	21,879
expense:	2015	10,209	5,990	1,484	—	17,683
Total assets:	2016	1,000,452	418,437	160,984	252,884	1,832,757
	2015	953,165	277,994	163,301	268,587	1,663,047
Capital asset purchases:	2016	—	—	—	10,189	10,189
	2015	—	—	—	9,512	9,512

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

The following supplemental condensed consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors.

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

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	March 31, 2016
(in thousands)	Deluxe Corporation		Guarantor subsidiaries		Non-guarantor subsidiaries		Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$10,474		$487		$60,437		$(388)	$71,010
Trade accounts receivable, net	—		98,149		7,770		—	105,919
Inventories and supplies	—		37,662		2,291		—	39,953
Funds held for customers	—		57		53,213		—	53,270
Other current assets	8,757		31,678		1,986		—	42,421
Total current assets	19,231		168,033		125,697		(388)	312,573
Deferred income taxes	13,978		—		1,316		(13,978)	1,316
Long-term investments	34,201		7,735		—		—	41,936
Property, plant and equipment, net	9,729		69,719		4,673		—	84,121
Assets held for sale	—		—		13,968		—	13,968
Intangibles, net	12,897		266,315		3,434		—	282,646
Goodwill	—		974,973		1,535		—	976,508
Investments in consolidated subsidiaries	1,314,583		88,123		—		(1,402,706)	—
Intercompany receivable	60,681		—		452		(61,133)	—
Other non-current assets	3,946		115,641		102		—	119,689
Total assets	$1,469,246		$1,690,539		$151,177		$(1,478,205)	$1,832,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,271		$61,857		$2,037		$(388)	$78,777
Accrued liabilities	39,477		116,144		55,197		—	210,818
Short-term borrowings	416,000		—		—		—	416,000
Long-term debt due within one year	1,020		—		20		—	1,040
Total current liabilities	471,768		178,001		57,254		(388)	706,635
Long-term debt	197,999		—		28		—	198,027
Deferred income taxes	—		94,925		—		(13,978)	80,947
Intercompany payable	—		61,133		—		(61,133)	—
Other non-current liabilities	15,613		41,897		5,772		—	63,282
Total shareholders' equity	783,866	—	1,314,583	—	88,123	—	(1,402,706)	783,866
Total liabilities and shareholders' equity	$1,469,246		$1,690,539		$151,177		$(1,478,205)	$1,832,757

Deluxe Corporation
Condensed Consolidating Balance Sheet
(Unaudited)

	December 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,187	$940	$56,422	$(122)	$62,427
Trade accounts receivable, net	—	115,951	7,703	—	123,654
Inventories and supplies	—	39,758	2,198	—	41,956
Funds held for customers	—	—	53,343	—	53,343
Other current assets	9,233	32,765	2,610	—	44,608
Total current assets	14,420	189,414	122,276	(122)	325,988
Deferred income taxes	13,498	—	1,238	(13,498)	1,238
Long-term investments	34,304	7,387	—	—	41,691
Property, plant and equipment, net	10,111	71,017	4,604	—	85,732
Assets held for sale	—	—	13,969	—	13,969
Intangibles, net	9,066	273,051	3,194	—	285,311
Goodwill	—	974,973	1,442	—	976,415
Investments in consolidated subsidiaries	1,248,549	81,099	—	(1,329,648)	—
Intercompany receivable	99,506	—	—	(99,506)	—
Other non-current assets	3,858	107,767	184	—	111,809
Total assets	$1,433,312	$1,704,708	$146,907	$(1,442,774)	$1,842,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,625	$69,809	$2,263	$(122)	$87,575
Accrued liabilities	23,567	148,279	56,577	—	228,423
Short-term borrowings	434,000	—	—	—	434,000
Long-term debt due within one year	1,026	—	19	—	1,045
Total current liabilities	474,218	218,088	58,859	(122)	751,043
Long-term debt	193,942	—	31	—	193,973
Deferred income taxes	—	94,574	—	(13,498)	81,076
Intercompany payable	—	98,365	1,141	(99,506)	—
Other non-current liabilities	20,083	45,132	5,777	—	70,992
Total shareholders' equity	745,069	1,248,549	81,099	(1,329,648)	745,069
Total liabilities and shareholders' equity	$1,433,312	$1,704,708	$146,907	$(1,442,774)	$1,842,153

Deluxe Corporation
Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended March 31, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$352,673	$13,512	$—	$366,185
Service revenue	33,818	88,117	6,113	(34,935)	93,113
Total revenue	33,818	440,790	19,625	(34,935)	459,298
Cost of products	—	(124,422)	(6,172)	—	(130,594)
Cost of services	(38,028)	(33,573)	(1,710)	39,600	(33,711)
Total cost of revenue	(38,028)	(157,995)	(7,882)	39,600	(164,305)
Gross profit	(4,210)	282,795	11,743	4,665	294,993
Operating expenses	—	(189,359)	(8,326)	(4,665)	(202,350)
Operating (loss) income	(4,210)	93,436	3,417	—	92,643
Interest expense	(4,984)	(2,770)	(1)	2,512	(5,243)
Other income	2,628	325	(291)	(2,512)	150
(Loss) income before income taxes	(6,566)	90,991	3,125	—	87,550
Income tax benefit (provision)	3,310	(31,981)	(777)	—	(29,448)
(Loss) income before equity in earnings of consolidated subsidiaries	(3,256)	59,010	2,348	—	58,102
Equity in earnings of consolidated subsidiaries	61,358	2,348	—	(63,706)	—
Net income	$58,102	$61,358	$2,348	$(63,706)	$58,102
Comprehensive income	$63,192	$66,395	$7,026	$(73,421)	$63,192

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

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$15,842	$55,883	$1,209	$(266)	$72,668

Cash flows from investing activities:
Purchases of capital assets	(5,628)	(4,043)	(518)	—	(10,189)
Payments for acquisitions, net of cash acquired	—	(6,667)	—	—	(6,667)
Other	(97)	(5,698)	1,643	—	(4,152)
Net cash (used) provided by investing activities	(5,725)	(16,408)	1,125	—	(21,008)
Cash flows from financing activities:
Net payments on short-term borrowings	(18,000)	—	—	—	(18,000)
Payments on long-term debt, including costs of debt reacquisition	(263)	—	(5)	—	(268)
Payments for debt issue costs	(41)	—	—	—	(41)
Proceeds from issuing shares under employee plans	2,585	—	—	—	2,585
Employee taxes paid for shares withheld	(851)	—	—	—	(851)
Payments for common shares repurchased	(15,004)	—	—	—	(15,004)
Cash dividends paid to shareholders	(14,740)	—	—	—	(14,740)
Advances from (to) consolidated subsidiaries	41,484	(39,552)	(1,932)	—	—
Other	—	(376)	—	—	(376)
Net cash used by financing activities	(4,830)	(39,928)	(1,937)	—	(46,695)
Effect of exchange rate change on cash	—	—	3,618	—	3,618
Net change in cash and cash equivalents	5,287	(453)	4,015	(266)	8,583
Cash and cash equivalents, beginning of year	5,187	940	56,422	(122)	62,427
Cash and cash equivalents, end of period	$10,474	$487	$60,437	$(388)	$71,010

Deluxe Corporation
Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Quarter Ended March 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$13,411	$57,848	$3,957	$3,314	$78,530

Cash flows from investing activities:
Purchases of capital assets	(417)	(8,266)	(829)	—	(9,512)
Payments for acquisitions, net of cash acquired	(26)	(7,558)	—	—	(7,584)
Other	(176)	636	3	—	463
Net cash used by investing activities	(619)	(15,188)	(826)	—	(16,633)
Cash flows from financing activities:
Net proceeds from short-term borrowings	158,000	—	—	—	158,000
Payments on long-term debt, including costs of debt reacquisition	(207,238)	—	(4)	—	(207,242)
Payments for debt issue costs	(97)	—	—	—	(97)
Proceeds from issuing shares under employee plans	3,389	—	—	—	3,389
Excess tax benefit from share-based employee awards	1,260	—	—	—	1,260
Employee taxes paid for shares withheld	(827)	—	—	—	(827)
Cash dividends paid to shareholders	(15,011)	—	—	—	(15,011)
Advances from (to) consolidated subsidiaries	46,214	(44,993)	(1,221)	—	—
Other	—	—	(150)	—	(150)
Net cash used by financing activities	(14,310)	(44,993)	(1,375)	—	(60,678)
Effect of exchange rate change on cash	—	—	(4,441)	—	(4,441)
Net change in cash and cash equivalents	(1,518)	(2,333)	(2,685)	3,314	(3,222)
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$6,817	$2,009	$49,508	$(15)	$58,319

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We provide a suite of customer life cycle management solutions that help our customers acquire and engage their customers across multiple channels. To promote and sell a wide range of products and services, we use printed and electronic marketing; a direct sales force; referrals from financial institutions, telecommunication clients and other partners; purchased search results from online search engines; and our networks of distributors and independent dealers. Our Small Business Services segment provides products and services to approximately 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,100 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2015, checks represented 40.1% of our Small Business Services segment's revenue, 59.7% of our Financial Services segment's revenue and 84.6% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services that help small businesses and/or financial institutions promote their businesses and acquire customers, as well as various other service offerings. Our Small Business Services segment offers services designed to fulfill the marketing and sales needs of small businesses, including logo and web design; hosting and other web services; search engine optimization; marketing programs, including email, mobile, social media and other self-service marketing solutions; and digital printing services. In addition, Small Business Services offers specialized services, including fraud protection and security, payroll services and electronic checks, as well as promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Financial Services offers a suite of financial technology ("FinTech") solutions focused on enabling financial institutions to better manage the customer life cycle for their retail and commercial customers. These FinTech solutions include outsourced marketing campaign targeting and execution, digital channel onboarding, loyalty and rewards, technology-enabled treasury services, financial performance management, and fraud protection and security services. Our Direct Checks segment provides fraud protection and security services, as well as package insert programs under which companies' marketing materials are included in our check packages.

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). During the remainder of 2016, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue to assess small-to-medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first quarter of 2016, as compared to the first quarter of 2015, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Our Strategies

Details concerning our strategies were provided under the caption "Business Segments" appearing in Item 1 of the 2015 Form 10-K. We made no significant changes to our strategies during the first quarter of 2016.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2016, as compared to our 2015 results of operations. We are currently on track to realize these cost reductions, primarily from our sales, marketing and fulfillment organizations. Approximately 65% of these savings are expected to impact selling, general and administrative (SG&A) expense, with the remaining 35% affecting cost of revenue.

Outlook for 2016

We anticipate that consolidated revenue will be between $1.845 billion and $1.875 billion for 2016, compared to $1.773 billion for 2015. In Small Business Services, we expect revenue to increase between 4% and 6% compared to 2015 revenue of $1.152 billion. Volume declines in core business products and the negative impact of foreign exchange rates are expected to be more than offset by price increases and growth in our distributor, dealer and major accounts channels and in our marketing solutions and other services offerings, as well as small tuck-in acquisitions. In Financial Services, we expect revenue to increase between 9% and 10% compared to 2015 revenue of $455.4 million. We expect continued growth in marketing solutions and other services, including incremental revenue from the acquisitions of Datamyx in October 2015 and FISC Solutions in December 2015, as well as growth in Wausau Financial Systems and Deluxe Rewards revenue. We expect these revenue increases to be partially offset by year-over-year secular check order declines between 5% and 6%, as well as the impact of expected contract renewal allowances. In Direct Checks, we expect revenue to decline between 7% and 8%, compared to 2015 revenue of $165.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2016 diluted earnings per share will be between $4.84 and $4.99, including charges of $0.01 per share for restructuring costs and transaction costs related to acquisitions incurred in the first quarter of 2016, compared to $4.36 for 2015, which included total charges of $0.23 per share related to the loss on early debt extinguishment in the first quarter of 2015, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by a continued sluggish economy and increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced e-commerce capabilities. We estimate that our annual effective tax rate for 2016 will be approximately 33%, compared to 33.3% for 2015. A number of discrete credits to income tax expense in 2015 collectively reduced our 2015 tax rate by 0.3 points.

We anticipate that net cash provided by operating activities will be between $320 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and employee medical payments. We anticipate contract acquisition payments of approximately $20 million in 2016, and we estimate that capital spending will be approximately $43 million in 2016, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as possible small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of March 31, 2016, $96.3 million was available for borrowing under our credit facility. We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Information regarding business challenges/market risks was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these items during the first quarter of 2016.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2016	2015	Change
Total revenue	$459,298	$433,617	5.9%
Orders(1)	13,289	13,471	(1.4%)
Revenue per order	$34.56	$32.19	7.4%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to growth in marketing solutions and other services revenue of $23 million, including incremental revenue from businesses acquired during 2016 and 2015. Information regarding our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from price increases. These revenue increases were partially offset by lower order volume for both personal and business checks, as well as contract renewal allowances within Financial Services.

Service revenue represented 20.3% of total revenue for the first quarter of 2016 and 18.1% for the first quarter of 2015. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2016	2015
Checks	48.7%	51.7%
Marketing solutions and other services	31.3%	27.8%
Forms	11.7%	12.3%
Accessories and other products	8.3%	8.2%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2016, as compared to the first quarter of 2015, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions in 2016 and 2015. Revenue per order increased for the first quarter of 2016, as compared to the first quarter in 2015, primarily due to the benefit of price increases and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Total cost of revenue	$164,305	$152,681	7.6%
Total cost of revenue as a percentage of total revenue	35.8%	35.2%	0.6 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2016, as compared to the first quarter of 2015, was primarily attributable to the growth in revenue, including a $7 million increase in outsourced product costs in 2016, primarily resulting from investments to expand our distributor channel. In addition, the businesses acquired in 2015 in our Financial Services segment incurred incremental costs of approximately $5 million, and delivery rates and material costs increased in 2016. Partially offsetting these increases in total cost of revenue were manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4 million, as well as the impact of lower order volume for both personal and business checks.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
SG&A expense	$201,471	$195,378	3.1%
SG&A expense as a percentage of total revenue	43.9%	45.1%	(1.2) pts.

The increase in SG&A expense for the first quarter of 2016, as compared to the first quarter of 2015, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 in our Financial Services segment of approximately $7 million, as well as investments in revenue growth opportunities, including investments to expand our distributor channel. In addition, Small Business Services commission expense increased $2 million due primarily to increased sales volume for our distributor channel. These increases were partially offset by various expense reduction initiatives of approximately $7 million, primarily within our sales and marketing organizations.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Net restructuring charges	$879	$267	$612

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period relate primarily to costs of our restructuring activities, such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Loss on early debt extinguishment	$—	$8,917	$(8,917)

During the first quarter of 2015, we retired all $200.0 million of our 7.0% senior notes due in March 2019, realizing a pre-tax loss of $8.9 million, consisting of a contractual call premium and the write-off of related debt issuance costs. We funded the retirement utilizing our credit facility and a short-term bank loan that we have since repaid. We may also, from time to time, consider retiring additional outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend upon prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Interest expense	$5,243	$6,515	(19.5%)
Weighted-average debt outstanding	633,262	557,637	13.6%
Weighted-average interest rate	2.9%	4.4%	(1.5) pts.

The decrease in interest expense for the first quarter of 2016, as compared to the first quarter of 2015, was driven by changes in our debt structure. In March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under our short-term borrowings carried a weighted-average interest rate of 1.8% during the first quarter of 2016. Partially offsetting the decrease in interest expense resulting from our lower weighted-average interest rate, was our higher weighted-average debt level in 2016.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Income tax provision	$29,448	$24,349	20.9%
Effective tax rate	33.6%	34.6%	(1.0) pts.

The decrease in our effective tax rate for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which reduced income tax expense $491 in the first quarter of 2016. Further information regarding the adoption of this accounting standard can be found under the caption "Note 2: New accounting pronouncements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, our effective tax rate for the first quarter of 2016 included the benefit of the federal research and development credit, which we were not able to record in the first quarter of 2015, as legislation enacting the credit had not yet been enacted. We expect that our annual effective tax rate for 2016 will be approximately 33%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. During the first quarter of 2016, we closed a call center, a fulfillment facility and a sales office. During 2015, we closed two call centers, a sales office, a warehouse, a fulfillment facility and one facility that contained both fulfillment and call center functions. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended March 31,
(in thousands, except number of employees)	2016	2015
Severance accruals	$891	$743
Severance reversals	(372)	(524)
Operating lease obligations	59	—
Net restructuring accruals	578	219
Other costs	290	45
Net restructuring charges	$868	$264
Number of employees included in severance accruals	25	40

The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2016, and we expect most of the related severance payments to be paid by the end of 2016, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $8 million in SG&A expense in 2016, in comparison to our 2015 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2016. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; our networks of distributors and independent dealers; a growing direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Total revenue	$290,271	$276,966	4.8%
Operating income	51,151	49,448	3.4%
Operating margin	17.6%	17.9%	(0.3) pts.

The increase in total revenue for the first quarter of 2016, as compared to the first quarter of 2015, was due primarily to growth in marketing solutions and other services revenue of $9 million, including incremental revenue from businesses acquired in 2016 and 2015. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from price increases. These increases in revenue were partially offset by a decrease in business check volume, as well as an unfavorable currency exchange rate impact of $2 million.

The increase in operating income for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income were increased investments in revenue growth opportunities, including investments to expand our distributor channel. In addition, commission expense increased $2 million due to increased sales volume for our distributor channel, delivery rates and material costs increased in 2016, and restructuring costs increased $0.8 million in 2016. Operating margin for the first quarter of 2016 decreased slightly, as compared to the first quarter of 2015, primarily driven by the increase in restructuring costs, delivery rates and material costs in 2016.

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

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Total revenue	$127,248	$111,540	14.1%
Operating income	26,725	20,410	30.9%
Operating margin	21.0%	18.3%	2.7 pts.

The increase in revenue for the first quarter of 2016, as compared to the first quarter of 2015, was driven by growth in marketing solutions and other services of $14 million, including incremental revenue of $13 million from the acquisitions of Datamyx LLC and FISC Solutions in 2015, as well as growth of approximately $2 million for our Wausau Financial Systems service offerings. Information about our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to

Consolidated Financial Statements appearing in the 2015 Form 10-K. Additionally, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The increase in operating income and operating margin for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to price increases, the benefit of our continuing cost reduction initiatives and compensation expense in 2015 for an earn-out agreement related to a 2013 acquisition. Partially offsetting these increases in operating income was the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2016. In addition, the operating results of our acquisitions, including acquisition-related amortization, reduced Financial Services' operating margin 1.9 points for the first quarter of 2016.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Total revenue	$41,779	$45,111	(7.4%)
Operating income	14,767	15,433	(4.3%)
Operating margin	35.3%	34.2%	1.1 pts.

The decrease in revenue for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the volume decline was higher revenue per order, driven by an improved call center incentive plan.

The decrease in operating income for the first quarter of 2016, as compared to the first quarter of 2015, was due primarily to lower order volume and increased delivery rates and material costs in 2016, partially offset by the benefits from our cost reduction initiatives and higher revenue per order. Operating margin increased for the first quarter of 2016, as compared to the first quarter of 2015, as the benefits from our cost reduction initiatives and higher revenue per order exceeded the lower order volume and increased delivery rates and material costs in 2016.

CASH FLOWS AND LIQUIDITY

As of March 31, 2016, we held cash and cash equivalents of $71.0 million. The following table shows our cash flow activity for the quarters ended March 31, 2016 and 2015, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$72,668	$78,530	$(5,862)
Net cash used by investing activities	(21,008)	(16,633)	(4,375)
Net cash used by financing activities	(46,695)	(60,678)	13,983
Effect of exchange rate change on cash	3,618	(4,441)	8,059
Net change in cash and cash equivalents	$8,583	$(3,222)	$11,805

The $5.9 million decrease in net cash provided by operating activities for the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to a $6.3 million increase in contract acquisition payments, the payment in 2016 of an incentive related to a 2013 acquisition and a $3.8 million increase in income tax payments. These decreases in cash provided by operating activities were partially offset by stronger operating performance and a $5.6 million decrease in interest payments due primarily to the retirement of long-term notes in March 2015.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Performance-based compensation payments(1)	$32,617	$30,983	$1,634
Income tax payments	10,033	6,275	3,758
Contract acquisition payments	9,259	2,947	6,312
Incentive payment related to previous acquisition	5,434	—	5,434
Interest payments	2,223	7,792	(5,569)
Severance payments	1,628	2,145	(517)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2016 was $4.4 million higher than the first quarter of 2015, driven primarily by funds of $6.0 million placed in escrow during the first quarter of 2016 for the acquisition of a small business distributor that closed in April 2016. Partially offsetting this increase in cash used by investing activities was proceeds from the sale of Canadian marketable securities during the first quarter of 2016.

Net cash used by financing activities for the first quarter of 2016 was $14.0 million lower than the first quarter of 2015 due primarily to a decrease of $207.0 million in payments on long-term debt driven by the 2015 redemption of $200.0 million of long-term notes due in 2019. Partially offsetting this decrease in net cash used by financing activities was the change in short-term borrowings in each period. During 2016, we repaid $18.0 million of short-term borrowings, compared to proceeds from short-term borrowings of $158.0 million in 2015, as we utilized short-term borrowings to redeem the long-term notes due in 2019. In addition, payments to repurchase common shares increased $15.0 million in 2016, as we did not repurchase any shares during the first quarter of 2015.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Net proceeds from short-term borrowings	$—	$158,000	$(158,000)
Proceeds from issuing shares under employee plans	2,585	3,389	(804)

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2016	2015	Change
Net payments on short-term borrowings	$18,000	$—	$18,000
Payments for common shares repurchased	15,004	—	15,004
Cash dividends paid to shareholders	14,740	15,011	(271)
Purchases of capital assets	10,189	9,512	677
Payments for acquisitions, net of cash acquired	6,667	7,584	(917)
Change in restricted cash	5,951	—	5,951
Payments on long-term debt, including costs of debt reacquisition	268	207,242	(206,974)

As of March 31, 2016, our subsidiaries located in Canada held cash and cash equivalents of $58.7 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $6 million, based on current federal tax law.

We anticipate that net cash provided by operating activities will be between $320 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and and lower interest payments, partially offset by higher income tax and employee medical payments. We anticipate that net cash provided by operating activities in 2016 will be utilized for dividend payments, capital expenditures of approximately $43 million, periodic share repurchases and small-to-

medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of March 31, 2016, $96.3 million was available for borrowing under our credit facility. We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest payments, as well as periodic share repurchases and small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $615.1 million as of March 31, 2016, a decrease of $14.0 million from December 31, 2015. We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. Further information concerning our outstanding debt and related interest rate swaps can be found under the captions “Note 11: Debt” and “Note 7: Derivative financial instruments” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2015 Form 10-K.

Our capital structure for each period was as follows:

	March 31, 2016		December 31, 2015
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,916	2.1%	$2,109	2.0%	$(193)
Floating interest rate	613,151	3.0%	626,909	2.9%	(13,758)
Total debt	615,067	3.0%	629,018	2.9%	(13,951)
Shareholders’ equity	783,866		745,069		38,797
Total capital	$1,398,933		$1,374,087		$24,846

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 0.7 million shares remained available for purchase under this authorization as of March 31, 2016. During the first quarter of 2016, we repurchased 0.3 million shares for $15.0 million. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

As of March 31, 2016, we had a $525.0 million credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2016, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of March 31, 2016, $416.0 million was drawn on our credit facility at a weighted-average interest rate of 1.9%. As of December 31, 2015, $434.0 million was drawn on our credit facility at a weighted-average interest rate of 1.9%. As of March 31, 2016, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(416,000)
Outstanding letters of credit(1)	(12,737)
Net available for borrowing as of March 31, 2016	$96,263

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of March 31, 2016 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the quarters ended March 31, 2016 and 2015 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $9.3 million for the first quarter of 2016 and $2.9 million for the first quarter of 2015. We anticipate cash payments of approximately $20 million for the year ending December 31, 2016.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $8.1 million as of March 31, 2016 and $9.0 million as of December 31, 2015. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $27.7 million as of March 31, 2016 and $29.2 million as of December 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 12: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these obligations during the first quarter of 2016.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first quarter of 2016 or during 2015.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no changes in these policies during the first quarter of 2016.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding accounting pronouncements adopted during the first quarter of 2016 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

We want to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause them to be incorrect. Known material risks are discussed in Item 1A of the 2015 Form 10-K and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2016, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$416,000	$416,000	1.9%
Long-term notes maturing November 2020(2)	197,151	210,756	5.2%
Capital lease obligations	1,916	1,916	2.1%
Total debt	$615,067	$628,672	3.0%

(1) For short-term borrowings, fair value equals carrying value due to their short-term duration. For our long-term notes, fair value is based on significant observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount.

(2) The carrying value of long-term notes has been reduced by unamortized debt issuance costs of $2.1 million and a $0.7 million adjustment related to the cumulative change in fair value of hedged debt.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of our long-term debt. As of March 31, 2016, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of March 31, 2016 included a $0.7 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of March 31, 2016 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $1.6 million change in interest expense for the first quarter of 2016.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, March 31, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We record provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2015 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the first quarter of 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2016 – January 31, 2016	—	$—	—	966,217
February 1, 2016 – February 29, 2016	228,000	52.83	228,000	738,217
March 1, 2016 – March 31, 2016	49,800	59.40	49,800	688,417
Total	277,800	54.01	277,800	688,417

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 688,417 shares remained available for purchase under this authorization as of March 31, 2016.

In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock. This authorization has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended March 31, 2016, we withheld 15,707 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders' meeting on May 4, 2016.

43,112,830 shares were represented (88.1% of the 48,934,040 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2017 annual meeting of shareholders. The nominees for director and the results of the voting were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	37,988,531	1,135,346	3,988,953
Charles A. Haggerty	37,815,747	1,308,130	3,988,953
Cheryl E. Mayberry McKissack	37,877,264	1,246,613	3,988,953
Don J. McGrath	38,022,101	1,101,776	3,988,953
Neil J. Metviner	37,990,113	1,133,764	3,988,953
Stephen P. Nachtscheim	37,863,718	1,260,159	3,988,953
Mary Ann O'Dwyer	37,948,076	1,175,801	3,988,953
Thomas J. Reddin	38,003,292	1,120,585	3,988,953
Martyn R. Redgrave	37,469,787	1,654,090	3,988,953
Lee J. Schram	38,033,998	1,089,879	3,988,953

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or "say-on-pay" vote):

For:	37,387,361
Against:	1,511,583
Abstain:	224,933
Broker non-vote:	3,988,953

(3) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2016:

For:	42,625,486
Against:	390,906
Abstain:	96,438

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.4
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.5
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.6
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*
4.7
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
*
4.8
Fifth Supplemental Indenture, dated as of June 15, 2015, among us, Image Distribution Services, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
*
4.9
Sixth Supplemental Indenture, dated as of December 4, 2015, among us, Datamyx LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2015)
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 5, 2016	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements