Form 10-Q
period 2016-06-30
DELUXE CORP
filed 2016-08-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 20, 2016 was 48,767,272.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$69,592	$62,427
Trade accounts receivable (net of allowances for uncollectible accounts of $3,401 and $4,816, respectively)	108,938	123,654
Inventories and supplies	38,086	41,956
Funds held for customers	77,126	53,343
Other current assets	39,251	42,605
Total current assets	332,993	323,985
Deferred income taxes	1,756	1,238
Long-term investments (including $1,792 and $2,091 of investments at fair value, respectively)	42,423	41,691
Property, plant and equipment (net of accumulated depreciation of $346,906 and $344,785, respectively)	84,883	85,732
Assets held for sale	13,967	13,969
Intangibles (net of accumulated amortization of $444,945 and $407,747, respectively)	297,515	285,311
Goodwill	977,092	976,415
Other non-current assets	118,273	113,812
Total assets	$1,868,902	$1,842,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,341	$87,575
Accrued liabilities	210,589	228,423
Long-term debt due within one year	1,041	1,045
Total current liabilities	294,971	317,043
Long-term debt	612,787	627,973
Deferred income taxes	80,962	81,076
Other non-current liabilities	63,440	70,992
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2016 – 48,760; December 31, 2015 – 49,019)	48,760	49,019
Retained earnings	817,202	751,253
Accumulated other comprehensive loss	(49,220)	(55,203)
Total shareholders’ equity	816,742	745,069
Total liabilities and shareholders’ equity	$1,868,902	$1,842,153

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$359,821	$358,897	$726,006	$713,911
Service revenue	90,821	76,977	183,934	155,581
Total revenue	450,642	435,874	909,940	869,492
Cost of products	(126,939)	(128,256)	(257,533)	(251,996)
Cost of services	(32,893)	(27,682)	(66,604)	(56,624)
Total cost of revenue	(159,832)	(155,938)	(324,137)	(308,620)
Gross profit	290,810	279,936	585,803	560,872
Selling, general and administrative expense	(198,726)	(190,091)	(400,198)	(385,469)
Net restructuring charges	(1,135)	(966)	(2,014)	(1,233)
Operating income	90,949	88,879	183,591	174,170
Loss on early debt extinguishment	—	—	—	(8,917)
Interest expense	(5,183)	(4,420)	(10,426)	(10,935)
Other income	442	824	593	1,254
Income before income taxes	86,208	85,283	173,758	155,572
Income tax provision	(27,819)	(29,220)	(57,267)	(53,569)
Net income	$58,389	$56,063	$116,491	$102,003
Comprehensive income	$59,282	$57,327	$122,474	$97,510
Basic earnings per share	1.19	1.12	2.37	2.04
Diluted earnings per share	1.18	1.11	2.36	2.02
Cash dividends per share	0.30	0.30	0.60	0.60

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2015	49,019	$49,019	$—	$751,253	$(55,203)	$745,069
Net income	—	—	—	116,491	—	116,491
Cash dividends	—	—	—	(29,446)	—	(29,446)
Common shares issued	356	356	8,457	—	—	8,813
Common shares repurchased	(513)	(513)	(8,372)	(21,096)	—	(29,981)
Other common shares retired	(102)	(102)	(6,158)	—	—	(6,260)
Fair value of share-based compensation	—	—	6,073	—	—	6,073
Other comprehensive income	—	—	—	—	5,983	5,983
Balance, June 30, 2016	48,760	$48,760	$—	$817,202	$(49,220)	$816,742

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$116,491	$102,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,561	7,939
Amortization of intangibles	37,091	27,739
Amortization of contract acquisition costs	9,485	9,697
Deferred income taxes	(1,032)	(1,368)
Employee share-based compensation expense	6,865	5,940
Loss on early debt extinguishment	—	8,917
Other non-cash items, net	2,829	139
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	14,038	19,434
Inventories and supplies	3,924	27
Other current assets	1,268	4,060
Non-current assets	(1,723)	608
Accounts payable	(4,487)	(11,576)
Contract acquisition payments	(14,341)	(5,848)
Other accrued and non-current liabilities	(49,703)	(20,804)
Net cash provided by operating activities	128,266	146,907
Cash flows from investing activities:
Purchases of capital assets	(22,184)	(19,307)
Payments for acquisitions, net of cash acquired	(28,497)	(35,800)
Proceeds from company-owned life insurance policies	3,053	—
Other	2,087	339
Net cash used by investing activities	(45,541)	(54,768)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	75,000
Proceeds from issuing long-term debt	107,000	211,500
Payments on long-term debt, including costs of debt reacquisition	(128,584)	(346,021)
Proceeds from issuing shares under employee plans	4,193	4,135
Excess tax benefit from share-based employee awards	—	1,557
Employee taxes paid for shares withheld	(2,260)	(871)
Payments for common shares repurchased	(29,981)	—
Cash dividends paid to shareholders	(29,446)	(30,043)
Other	(417)	(286)
Net cash used by financing activities	(79,495)	(85,029)
Effect of exchange rate change on cash	3,935	(3,725)
Net change in cash and cash equivalents	7,165	3,385
Cash and cash equivalents, beginning of year	62,427	61,541
Cash and cash equivalents, end of period	$69,592	$64,926

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2016, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2016 and 2015, the consolidated statement of shareholders’ equity for the six months ended June 30, 2016, and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

During the quarter ended June 30, 2016, we identified an error in the balance sheet presentation of borrowings under our credit facility and the related asset for debt issuance costs. These amounts were previously presented as current items in our consolidated balance sheets, and we have determined that they should have been presented as non-current. This change also corrects the presentation of the cash flows associated with borrowings under our credit facility. Previously these cash flows were presented on a net basis. The change in the balance sheet presentation requires that they be presented on a gross basis.

We assessed the materiality of this error on prior periods' financial statements in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash used by financing activities.

The impact of this revision on our unaudited consolidated balance sheet as of December 31, 2015 was as follows:

	December 31, 2015
(in thousands)	As Previously Reported	Adjustment	As Revised
Other current assets	$44,608	$(2,003)	$42,605
Total current assets	325,988	(2,003)	323,985
Other non-current assets	111,809	2,003	113,812
Short-term borrowings	434,000	(434,000)	—
Total current liabilities	751,043	(434,000)	317,043
Long-term debt	193,973	434,000	627,973

The impact of this revision on our unaudited consolidated statement of cash flows for the six months ended June 30, 2015 was as follows:

	Six Months Ended June 30, 2015
(in thousands)	As Previously Reported	Adjustment	As Revised
Proceeds from short-term borrowings	$148,000	$(73,000)	$75,000
Proceeds from issuing long-term debt	—	211,500	211,500
Payments on long-term debt, including costs of debt reacquisition	(207,521)	(138,500)	(346,021)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability. We adopted this standard on January 1, 2016, applying it retrospectively. The consolidated balance sheet as of December 31, 2015 reflects the reclassification of debt issuance costs of $2,249 from other non-current assets to long-term debt. The amount of debt issuance costs included in long-term debt as of June 30, 2016 was $2,021. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This standard adds SEC paragraphs pursuant to the SEC Staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Under this guidance, the SEC Staff would not object to presenting such costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the arrangement. Debt issuance costs of $1,687 as of June 30, 2016 and $2,003 as of December 31, 2015 related to our line-of-credit arrangement. We continue to include these costs within other non-current assets, amortizing them over the term of the arrangement.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. We elected to early adopt this standard as of January 1, 2016. Adoption of this standard had the following impacts on our consolidated financial statements:

•
Consolidated statements of comprehensive income – The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $1,020 for the quarter ended June 30, 2016 and $1,512 for the six months ended June 30, 2016 were recognized as reductions of income tax expense in the consolidated statements of comprehensive income. These tax benefits reduced our effective income tax rate 1.2 points for the quarter ended June 30, 2016 and 0.9 points for the six months ended June 30, 2016. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and resulted in an increase in basic and diluted earnings per share of $0.02 for the quarter ended June 30, 2016 and $0.03 for the six months ended June 30, 2016.

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

•
Consolidated statements of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and in net cash used by financing activities of $1,811 for the six months ended June 30, 2016.

The standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statement of cash flows for the prior period was restated. This change resulted in an increase in net cash provided by operating activities and in net cash used by financing activities of $2,260 for the six months ended June 30, 2016 and $871 for the six months ended June 30, 2015.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. The new guidance is effective for us on January 1, 2018. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. We are currently assessing the impact of these standards on our consolidated financial statements, as well as the method of transition that we will use in adopting the new guidance.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. The guidance is effective for us on January 1, 2020, and requires adoption using a modified retrospective approach. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$5,649	$5,719
Semi-finished goods	8,353	8,208
Finished goods	20,993	24,955
Supplies	3,091	3,074
Inventories and supplies	$38,086	$41,956

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	June 30, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$8,585	$—	$(39)	$8,546
Canadian guaranteed investment certificates	7,738	—	—	7,738
Available-for-sale securities	$16,323	$—	$(39)	$16,284

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2016, also included cash of $60,842. This cash included amounts related to FISC Solutions, which was acquired in December 2015. This business provides cash receipt processing services. A portion of the cash receipts are remitted to our clients the business day following receipt. As such, the amounts on-hand are reported as funds held for customers in the consolidated balance sheets, with a corresponding liability included in accrued liabilities. The asset and liability of $18,743 were recorded as acquisition measurement-period balance sheet adjustments during 2016.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Expected maturities of available-for-sale securities as of June 30, 2016 were as follows:

(in thousands)	Fair value
Due in one year or less	$9,148
Due in two to five years	4,556
Due in six to ten years	2,580
Available-for-sale securities	$16,284

Further information regarding the fair value of available-for-sale securities can be found in Note 8.

Assets held for sale – Assets held for sale as of June 30, 2016 and December 31, 2015 included the operations of one small business distributor that we previously acquired. The distributor is included in our Small Business Services segment and the assets acquired consisted primarily of a customer list intangible asset. We are actively marketing this distributor and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following:

(in thousands)	June 30, 2016	December 31, 2015	Balance sheet caption
Current assets	$4	$3	Other current assets
Intangibles	13,533	13,533	Assets held for sale
Other non-current assets	434	436	Assets held for sale
Accrued liabilities	(106)	(366)	Accrued liabilities
Deferred income tax liabilities	(5,777)	(5,777)	Other non-current liabilities
Net assets held for sale	$8,088	$7,829

Intangibles – Intangibles were comprised of the following:

	June 30, 2016			December 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	393,159	(328,038)	65,121	375,037	(310,665)	64,372
Customer lists/relationships	234,012	(70,568)	163,444	202,682	(54,990)	147,692
Trade names	64,881	(38,787)	26,094	64,881	(36,325)	28,556
Software to be sold	28,500	(5,349)	23,151	28,500	(3,765)	24,735
Other	2,808	(2,203)	605	2,858	(2,002)	856
Amortizable intangibles	723,360	(444,945)	278,415	673,958	(407,747)	266,211
Intangibles	$742,460	$(444,945)	$297,515	$693,058	$(407,747)	$285,311

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Amortization of intangibles was $18,943 for the quarter ended June 30, 2016 and $13,989 for the quarter ended June 30, 2015. Amortization of intangibles was $37,091 for the six months ended June 30, 2016 and $27,739 for the six months ended June 30, 2015. Based on the intangibles in service as of June 30, 2016, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2016	$33,703
2017	57,848
2018	43,803
2019	31,505
2020	26,382

During the six months ended June 30, 2016, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the six months ended June 30, 2016:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$17,816	3
Customer lists/relationships	31,082	7
Acquired intangibles	$48,898	6

Goodwill – Changes in goodwill during the six months ended June 30, 2016 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2015:
Goodwill, gross	$671,295	$176,614	$148,506	$996,415
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	651,295	176,614	148,506	976,415
Acquisition of 180 Fusion (Note 6)	575	—	—	575
Currency translation adjustment	102	—	—	102
Balance, June 30, 2016:
Goodwill, gross	671,972	176,614	148,506	997,092
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$651,972	$176,614	$148,506	$977,092

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2016	December 31, 2015
Contract acquisition costs	$64,170	$58,792
Loans and notes receivable from distributors	21,877	23,957
Postretirement benefit plan asset	18,596	16,250
Deferred advertising costs	6,980	7,500
Other	6,650	7,313
Other non-current assets	$118,273	$113,812

Changes in contract acquisition costs during the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015
Balance, beginning of year	$58,792	$74,101
Additions(1)	14,913	2,520
Amortization	(9,485)	(9,697)
Other	(50)	(2,714)
Balance, end of period	$64,170	$64,210

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $14,341 for the six months ended June 30, 2016 and $5,848 for the six months ended June 30, 2015.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2016	December 31, 2015
Funds held for customers	$75,932	$52,366
Deferred revenue	36,072	48,119
Employee profit sharing/cash bonus	18,463	40,683
Customer rebates	16,975	18,900
Wages, including vacation	12,113	5,731
Contract acquisition costs due within one year	8,740	9,045
Restructuring due within one year (Note 9)	2,310	3,864
Other	39,984	49,715
Accrued liabilities	$210,589	$228,423

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

	Quarter Ended June 30,		Six Months Ended June 30,
(dollars and shares in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per share – basic:
Net income	$58,389	$56,063	$116,491	$102,003
Income allocated to participating securities	(493)	(376)	(954)	(669)
Income available to common shareholders	$57,896	$55,687	$115,537	$101,334
Weighted-average shares outstanding	48,611	49,770	48,699	49,732
Earnings per share – basic	$1.19	$1.12	$2.37	$2.04

Earnings per share – diluted:
Net income	$58,389	$56,063	$116,491	$102,003
Income allocated to participating securities	(489)	(374)	(948)	(665)
Re-measurement of share-based awards classified as liabilities	88	(132)	293	47
Income available to common shareholders	$57,988	$55,557	$115,836	$101,385
Weighted-average shares outstanding	48,611	49,770	48,699	49,732
Dilutive impact of potential common shares	429	400	412	404
Weighted-average shares and potential common shares outstanding	49,040	50,170	49,111	50,136
Earnings per share – diluted	$1.18	$1.11	$2.36	$2.02
Antidilutive options excluded from calculation	236	260	236	260

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	711	711	(1)
Net actuarial loss	(949)	(780)	(1,899)	(1,560)	(1)
Total amortization	(594)	(425)	(1,188)	(849)	(1)
Tax benefit	182	113	363	226	(1)
Total reclassifications, net of tax	$(412)	$(312)	$(825)	$(623)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2016 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2015	$(38,822)	$(114)	$(16,267)	$(55,203)
Other comprehensive income before reclassifications	—	43	5,115	5,158
Amounts reclassified from accumulated other comprehensive loss	825	—	—	825
Net current-period other comprehensive income	825	43	5,115	5,983
Balance, June 30, 2016	$(37,997)	$(71)	$(11,152)	$(49,220)

(1) Other comprehensive income before reclassifications is net of income tax expense of $15.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the six months ended June 30, 2016 and 2015.
During the first quarter of 2016, we completed the following acquisitions which are included within our Small Business Services segment:

•	In February 2016, we acquired selected assets of Category 99, Inc., doing business as MacHighway®, a web hosting and domain registration service provider.

•
In March 2016, we acquired selected assets of New England Art Publishers, Inc., doing business as Birchcraft Studios, a supplier of personalized invitations, holiday cards, all-occasion cards and social announcements. We expect to

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

finalize the allocation of the purchase price by the third quarter of 2016 when our valuation of the acquired inventory and fixed assets is complete.

During the second quarter of 2016, we completed several acquisitions which are included within our Small Business Services segment and for which we expect to finalize the allocation of the purchase price by the end of 2016 when our valuation of all of the acquired assets and liabilities is completed, as well as the determination of the estimated useful lives of the acquired customer lists. These acquisitions were as follows:

•
In April 2016, we acquired selected assets of 180 Fusion LLC, a digital marketing services provider. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $575. The acquisition resulted in goodwill as we expect it will enhance our Small Business Services product set by providing valuable marketing tools to our customers, thus, enhancing customer acquisition and loyalty.

•	In June 2016, we acquired selected assets of L.A.M. Enterprises, Inc., a provider of printed and promotional products.

•	In June 2016, we acquired selected assets of Liquid Web, LLC, a web hosting services provider.

•	In June 2016, we acquired selected assets of National Document Solutions, LLC, a provider of printing, promotional products, office products, scanning and document management solutions.

Also during the six months ended June 30, 2016, we acquired the operations of several small business distributors which are included in our Small Business Services segment. The assets acquired consisted primarily of customer list intangible assets. As these distributors were previously part of our Safeguard® distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant. We expect to finalize the allocations of the purchase price by the end of 2016 when our valuations of the acquired customer lists are completed, including the determination of the related estimated useful lives.

As our acquisitions were immaterial to our operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation as of June 30, 2016 of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2016 acquisitions
Net tangible assets acquired and liabilities assumed	$(909)
Identifiable intangible assets:
Customer lists/relationships	31,082
Internal-use software	1,250
Total intangible assets	32,332
Goodwill	575
Total aggregate purchase price	31,998
Liabilities for holdback payments	(3,016)
Non-cash consideration(1)	(1,926)
Net cash paid for 2016 acquisitions	27,056
Holdback payments for prior year acquisitions	1,441
Payments for acquisitions, net of cash acquired	$28,497

(1) Consists of pre-acquisition amounts owed to us by certain of the acquired businesses.

Further information regarding the calculation of the estimated fair values of the intangibles acquired can be found in Note 8.
During the six months ended June 30, 2015, we acquired selected assets of Range, Inc., a marketing services provider; selected assets of Verify Valid LLC, a provider of electronic check payment services; and the operations of two small business distributors, one of which was previously part of our Safeguard distributor network. The assets acquired consisted primarily of customer list intangible assets and goodwill. Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the six months ended June 30, 2015, included payments of $32,919 for these acquisitions and

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

$2,881 for holdback payments for prior year acquisitions. Further information regarding our 2015 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

Note 7: Derivative financial instruments

We have entered into interest rate swaps, which we designated as fair value hedges, to hedge against changes in the fair value of a portion of our long-term debt. At the time we entered into these swaps in 2012, we were targeting a mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was an asset of $858 as of June 30, 2016 and a liability of $4,842 as of December 31, 2015. These amounts were included in the consolidated balance sheets in other non-current assets and other non-current liabilities, respectively. As the short-cut method is being used to account for these hedges, the consolidated balance sheets included an increase in long-term debt of $858 as of June 30, 2016 and a decrease in long-term debt of $4,842 as of December 31, 2015 due to fair value adjustments.

Note 8: Fair value measurements

2016 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. Information regarding the acquisitions completed during the six months ended June 30, 2016 can be found in Note 6. The identifiable net assets acquired during the six months ended June 30, 2016 were comprised primarily of customer lists with an aggregate fair value of $31,082. Fair value was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. Information regarding the useful lives of acquired intangibles can be found in Note 3.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment that invests in Canadian and provincial government securities, as well as investments in Canadian guaranteed investment certificates (GICs) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2016 and 2015.

Other current assets as of December 31, 2015 included available-for-sale marketable securities (Note 3). These securities were sold during the first quarter of 2016, and consisted of a Canadian money market fund that was not traded in an active market. As such, the fair value of this investment was determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximated their fair value. No gains or losses on sales of these marketable securities were realized during the six months ended June 30, 2016 and 2015.

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the six months ended June 30, 2016 and 2015, net realized gains were not significant. We recognized net unrealized losses of $234 during the six months ended June 30, 2016 and $191 during the six months ended June 30, 2015.

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

Liabilities for contingent consideration relate to acquisitions completed during 2015. Information concerning these acquisitions can be found under the caption "Note 5: Acquisitions" in the Notes to Consolidated Financial Statements included in the 2015 Form 10-K. Under the agreement related to the acquisition of Verify Valid, we are required to make annual contingent payments over a period of up to eight years, based on the revenue generated by the business. A specified payment percentage for each year is applied to the revenue generated by the business in that year to determine the amount of the payment. There is no maximum amount of contingent payments specified in the agreement. Under the agreement related to the acquisition of a small business distributor, we are required to make annual contingent payments over a period of up to three years, based on the gross profit generated by the business. A specified payment percentage for each year is applied to the gross profit generated by the business in that year to determine the amount of the payment. The maximum contingent payment in any year of the agreement is $925. The fair value of the liabilities for contingent payments is estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the calculations include the discount rate, projected revenue or gross profit based on our most recent internal forecast, and factors indicating the probability of achieving the forecasted revenue or gross profit. The liabilities are remeasured each reporting period. Increases or decreases in projected revenue or gross profit and the related probabilities may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2016	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$16,284	$—	$16,284	$—
Long-term investment in mutual funds	1,792	1,792	—	—
Derivative assets	858	—	858	—
Accrued contingent consideration	(5,919)	—	—	(5,919)

		Fair value measurements using
	Fair value as of December 31, 2015	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$15,067	$—	$15,067	$—
Available-for-sale marketable securities (other current assets)	1,616	—	1,616	—
Long-term investment in mutual funds	2,091	2,091	—	—
Derivative liabilities	(4,842)	—	(4,842)	—
Accrued contingent consideration	(5,861)	—	—	(5,861)

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the six months ended June 30, 2016.

Changes in accrued contingent consideration during the six months ended June 30, 2016 were as follows:

(in thousands)	Six Months Ended June 30, 2016
Balance, December 31, 2015	$5,861
Change in fair value	434
Payments	(376)
Balance, June 30, 2016	$5,919

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

Long-term debt – The carrying amounts reported in the consolidated balance sheets for the amount drawn on our credit facility approximates fair value because our interest rate is variable and reflects current market rates. The fair value of our long-term notes due in 2020 is based on significant observable market inputs other than quoted prices in active markets. The fair value of long-term debt included in the table below does not reflect the impact of hedging activity or debt issuance costs. The carrying amount of long-term debt includes the change in fair value of hedged long-term debt, as well as unamortized debt issuance costs related to our notes due in 2020 (Note 11).

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$69,592	$69,592	$69,592	$—	$—
Cash (funds held for customers)	60,842	60,842	60,842	—	—
Loans and notes receivable from distributors	23,740	20,897	—	—	20,897
Long-term debt(1)	611,837	620,900	—	620,900	—

(1) Amounts exclude capital lease obligations.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

			Fair value measurements using
	December 31, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$62,427	$62,427	$62,427	$—	$—
Cash (funds held for customers)	38,276	38,276	38,276	—	—
Loans and notes receivable from distributors	25,745	23,383	—	—	23,383
Long-term debt(1)	626,909	641,000	—	641,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2016	2015	2016	2015
Severance accruals	$1,096	$1,307	$1,987	$2,050
Severance reversals	(96)	(170)	(468)	(694)
Operating lease obligations	—	—	59	—
Net restructuring accruals	1,000	1,137	1,578	1,356
Other costs	217	17	507	62
Net restructuring charges	$1,217	$1,154	$2,085	$1,418
Number of employees included in severance accruals	40	110	65	150

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Total cost of revenue	$82	$188	$71	$185
Operating expenses	1,135	966	2,014	1,233
Net restructuring charges	$1,217	$1,154	$2,085	$1,418

During the six months ended June 30, 2016 and June 30, 2015, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,310 as of June 30, 2016 and $3,864 as of December 31, 2015 are included in accrued liabilities in the consolidated balance sheets. The majority of the employee reductions are expected to be completed by the fourth quarter of 2016, and we expect most of the related severance payments to be paid by the first quarter of 2017, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid by the end of 2016. As of June 30, 2016, approximately 25 employees had not yet started to receive severance benefits.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2014 initiatives	2015 initiatives	2016 initiatives	Total
Balance, December 31, 2015	$176	$3,688	$—	$3,864
Restructuring charges	—	37	2,009	2,046
Restructuring reversals	(111)	(310)	(47)	(468)
Payments	(65)	(2,554)	(513)	(3,132)
Balance, June 30, 2016	$—	$861	$1,449	$2,310
Cumulative amounts:
Restructuring charges	$8,242	$6,164	$2,009	$16,415
Restructuring reversals	(1,444)	(768)	(47)	(2,259)
Payments	(6,798)	(4,535)	(513)	(11,846)
Balance, June 30, 2016	$—	$861	$1,449	$2,310

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Financial Services	Total
Balance, December 31, 2015	$1,023	$884	$—	$1,859	$56	$42	$3,864
Restructuring charges	892	510	135	450	59	—	2,046
Restructuring reversals	(93)	(39)	—	(336)	—	—	(468)
Payments	(994)	(538)	—	(1,483)	(85)	(32)	(3,132)
Balance, June 30, 2016	$828	$817	$135	$490	$30	$10	$2,310
Cumulative amounts(1):
Restructuring charges	$6,617	$4,769	$171	$4,461	$344	$53	$16,415
Restructuring reversals	(1,293)	(350)	(2)	(614)	—	—	(2,259)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(4,537)	(3,588)	(34)	(3,330)	(314)	(43)	(11,846)
Balance, June 30, 2016	$828	$817	$135	$490	$30	$10	$2,310

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$780	$859	$1,559	$1,719
Expected return on plan assets	(1,834)	(1,958)	(3,667)	(3,917)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	949	780	1,899	1,560
Net periodic benefit income	$(460)	$(674)	$(920)	$(1,349)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2016	December 31, 2015
6.0% senior notes due November 15, 2020, principal amount	$200,000	$200,000
Less unamortized debt issuance costs	(2,021)	(2,249)
Cumulative change in fair value of hedged debt (Note 7)	858	(4,842)
6.0% senior notes, carrying value	198,837	192,909
Amount drawn on credit facility	413,000	434,000
Long-term portion of capital lease obligations	950	1,064
Long-term portion of debt	612,787	627,973
Capital lease obligations due within one year	1,041	1,045
Total debt	$613,828	$629,018

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities and Exchange Commission (SEC) via a registration statement that became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. At any time prior to November 15, 2016, we may redeem some or all of the notes at a price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. At any time on or after November 15, 2016, we may redeem some or all of the notes at prices ranging from 100% to 103% of the principal amount. If at any time we sell certain of our assets or experience specific types of changes in control, we must offer to purchase all of the outstanding notes at 101% of the principal amount. We classify payments for early redemption premiums as financing activities in our consolidated statements of cash flows. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes that were due in June 2015. The fair value of the notes issued in November 2012 was $207,900 as

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

of June 30, 2016, based on quoted prices that are directly observable. As discussed in Note 7, we have entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes that were scheduled to mature on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the six months ended June 30, 2015, consisting of a contractual call premium and the write-off of related debt issuance costs. This retirement was funded utilizing our credit facility and a short-term bank loan that we have since repaid.

We had capital lease obligations of $1,991 as of June 30, 2016 and $2,109 as of December 31, 2015 related to information technology hardware. The lease obligations will be paid through April 2020. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

As of June 30, 2016, we had a $525,000 credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. As of June 30, 2016, $413,000 was drawn on our credit facility at a weighted-average interest rate of 1.92%. As of December 31, 2015, $434,000 was drawn on our credit facility at a weighted-average interest rate of 1.89%.

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

Daily average amounts outstanding under our credit facility and short-term borrowings were as follows:

(in thousands)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Credit facility:
Daily average amount outstanding	$419,544	$270,063
Weighted-average interest rate	1.86%	1.66%
Short-term bank loan:
Daily average amount outstanding	$—	$47,178
Weighted-average interest rate	—	1.59%

As of June 30, 2016, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(413,000)
Outstanding letters of credit(1)	(12,795)
Net available for borrowing as of June 30, 2016	$99,205

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 12:  Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. While we do not believe that any liability under these indemnities would likely have a material adverse effect on our financial position, annual results of operations or annual cash flows, inherent uncertainties exist regarding the scope and nature of such indemnities that could lead to material unfavorable outcomes. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $3,375 as of June 30, 2016 and $5,952 as of December 31, 2015, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. The consolidated statement of comprehensive income for the six months ended June 30, 2016 included a benefit from environmental matters of $1,874, as we reversed a portion of the liability for one of our sold facilities. During the quarter ended June 30, 2016, we determined that it is no longer probable that a portion of the estimated environmental remediation costs for this location will be incurred. Environmental expense was $725 for the six months ended June 30, 2015.

We purchased an insurance policy during 2002 that covers up to $10,000 of third-party pollution claims through 2032 at certain owned, leased and divested sites. We also purchased an insurance policy during 2009 that covers up to $15,000 of third-party pollution claims through April 2019. This policy covers liability for claims of bodily injury or property damage arising from pollution events at the covered facilities. The policy also provides remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in these insurance policies. We do not anticipate significant net cash outlays for environmental matters during 2016.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,664 as of June 30, 2016 and $6,457 as of December 31, 2015. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is accounted for on a present value basis. The difference between the discounted and undiscounted liability was not significant as of June 30, 2016 or December 31, 2015.

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

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 453 shares remained available for purchase under this authorization as of June 30, 2016. During the six months ended June 30, 2016, we repurchased 513 shares for $29,981.

In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300,000 of our common stock, effective at the conclusion of our previous authorization. The additional authorization also has no expiration date.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

The following is our segment information as of and for the quarters ended June 30, 2016 and 2015:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2016	$288,182	$124,230	$38,230	$—	$450,642
customers:	2015	282,285	112,699	40,890	—	435,874
Operating income:	2016	48,956	29,034	12,959	—	90,949
	2015	48,225	25,506	15,148	—	88,879
Depreciation and amortization	2016	12,809	9,074	890	—	22,773
expense:	2015	11,231	5,791	973	—	17,995
Total assets:	2016	1,023,798	432,152	160,935	252,017	1,868,902
	2015	980,405	272,495	162,058	271,349	1,686,307
Capital asset purchases:	2016	—	—	—	11,995	11,995
	2015	—	—	—	9,795	9,795

The following is our segment information as of and for the six months ended June 30, 2016 and 2015:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2016	$578,453	$251,478	$80,009	$—	$909,940
customers:	2015	559,251	224,240	86,001	—	869,492
Operating income:	2016	100,106	55,759	27,726	—	183,591
	2015	97,672	45,916	30,582	—	174,170
Depreciation and amortization	2016	24,881	18,011	1,760	—	44,652
expense:	2015	21,440	11,781	2,457	—	35,678
Total assets:	2016	1,023,798	432,152	160,935	252,017	1,868,902
	2015	980,405	272,495	162,058	271,349	1,686,307
Capital asset purchases:	2016	—	—	—	22,184	22,184
	2015	—	—	—	19,307	19,307

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

The following supplemental condensed consolidating financial information reflects the summarized financial information of Deluxe Corporation, the guarantors on a combined basis and the non-guarantor subsidiaries on a combined basis. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, fully and unconditionally liable under the guarantees, subject to the release provisions described herein, and we believe that the condensed consolidating financial statements presented are sufficient to provide an understanding of the financial position, results of operations and cash flows of the guarantors. During the quarter ended June 30, 2016, we identified an error in the balance sheet presentation of borrowings under our credit facility and the related asset for debt issuance costs. These amounts

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

were previously presented as current items in our consolidated balance sheets, and we have determined that they should have been presented as non-current. This change also corrects the presentation of the cash flows associated with borrowings under our credit facility. Previously these cash flows were presented on a net basis. The change in the balance sheet presentation requires that they be presented on a gross basis. Prior period consolidated amounts, as well as those for Deluxe Corporation, have been revised to reflect these changes. Further information about the revision can be found in Note 1.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
(Unaudited)

	June 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,851	$2,041	$63,585	$(1,885)	$69,592
Trade accounts receivable, net	—	100,303	8,635	—	108,938
Inventories and supplies	—	35,832	2,254	—	38,086
Funds held for customers	—	20,342	56,784	—	77,126
Other current assets	5,815	31,602	1,834	—	39,251
Total current assets	11,666	190,120	133,092	(1,885)	332,993
Deferred income taxes	14,083	—	1,756	(14,083)	1,756
Long-term investments	34,686	7,737	—	—	42,423
Property, plant and equipment, net	10,253	69,652	4,978	—	84,883
Assets held for sale	—	—	13,967	—	13,967
Intangibles, net	16,298	277,709	3,508	—	297,515
Goodwill	—	975,548	1,544	—	977,092
Investments in consolidated subsidiaries	1,375,178	91,872	—	(1,467,050)	—
Intercompany receivable	5,274	—	31	(5,305)	—
Other non-current assets	6,738	111,440	95	—	118,273
Total assets	$1,474,176	$1,724,078	$158,971	$(1,488,323)	$1,868,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,139	$65,707	$2,380	$(1,885)	$83,341
Accrued liabilities	13,624	138,132	58,833	—	210,589
Long-term debt due within one year	1,004	—	37	—	1,041
Total current liabilities	31,767	203,839	61,250	(1,885)	294,971
Long-term debt	612,715	—	72	—	612,787
Deferred income taxes	—	95,045	—	(14,083)	80,962
Intercompany payable	—	5,305	—	(5,305)	—
Other non-current liabilities	12,952	44,711	5,777	—	63,440
Total shareholders' equity	816,742	1,375,178	91,872	(1,467,050)	816,742
Total liabilities and shareholders' equity	$1,474,176	$1,724,078	$158,971	$(1,488,323)	$1,868,902

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
(Unaudited)

	December 31, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$5,187	$940	$56,422	$(122)	$62,427
Trade accounts receivable, net	—	115,951	7,703	—	123,654
Inventories and supplies	—	39,758	2,198	—	41,956
Funds held for customers	—	—	53,343	—	53,343
Other current assets	7,230	32,765	2,610	—	42,605
Total current assets	12,417	189,414	122,276	(122)	323,985
Deferred income taxes	13,498	—	1,238	(13,498)	1,238
Long-term investments	34,304	7,387	—	—	41,691
Property, plant and equipment, net	10,111	71,017	4,604	—	85,732
Assets held for sale	—	—	13,969	—	13,969
Intangibles, net	9,066	273,051	3,194	—	285,311
Goodwill	—	974,973	1,442	—	976,415
Investments in consolidated subsidiaries	1,248,549	81,099	—	(1,329,648)	—
Intercompany receivable	99,506	—	—	(99,506)	—
Other non-current assets	5,861	107,767	184	—	113,812
Total assets	$1,433,312	$1,704,708	$146,907	$(1,442,774)	$1,842,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,625	$69,809	$2,263	$(122)	$87,575
Accrued liabilities	23,567	148,279	56,577	—	228,423
Long-term debt due within one year	1,026	—	19	—	1,045
Total current liabilities	40,218	218,088	58,859	(122)	317,043
Long-term debt	627,942	—	31	—	627,973
Deferred income taxes	—	94,574	—	(13,498)	81,076
Intercompany payable	—	98,365	1,141	(99,506)	—
Other non-current liabilities	20,083	45,132	5,777	—	70,992
Total shareholders' equity	745,069	1,248,549	81,099	(1,329,648)	745,069
Total liabilities and shareholders' equity	$1,433,312	$1,704,708	$146,907	$(1,442,774)	$1,842,153

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended June 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$345,161	$14,660	$—	$359,821
Service revenue	33,277	85,820	6,122	(34,398)	90,821
Total revenue	33,277	430,981	20,782	(34,398)	450,642
Cost of products	—	(120,533)	(6,406)	—	(126,939)
Cost of services	(37,295)	(31,189)	(1,956)	37,547	(32,893)
Total cost of revenue	(37,295)	(151,722)	(8,362)	37,547	(159,832)
Gross profit	(4,018)	279,259	12,420	3,149	290,810
Operating expenses	—	(187,953)	(8,759)	(3,149)	(199,861)
Operating (loss) income	(4,018)	91,306	3,661	—	90,949
Interest expense	(4,917)	(4,195)	—	3,929	(5,183)
Other income	3,680	541	150	(3,929)	442
(Loss) income before income taxes	(5,255)	87,652	3,811	—	86,208
Income tax benefit (provision)	3,529	(30,805)	(543)	—	(27,819)
(Loss) income before equity in earnings of consolidated subsidiaries	(1,726)	56,847	3,268	—	58,389
Equity in earnings of consolidated subsidiaries	60,115	3,268	—	(63,383)	—
Net income	$58,389	$60,115	$3,268	$(63,383)	$58,389
Comprehensive income	$59,282	$60,957	$3,751	$(64,708)	$59,282

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Six Months Ended June 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$697,834	$28,172	$—	$726,006
Service revenue	67,095	173,937	12,235	(69,333)	183,934
Total revenue	67,095	871,771	40,407	(69,333)	909,940
Cost of products	—	(244,955)	(12,578)	—	(257,533)
Cost of services	(75,323)	(64,762)	(3,666)	77,147	(66,604)
Total cost of revenue	(75,323)	(309,717)	(16,244)	77,147	(324,137)
Gross profit	(8,228)	562,054	24,163	7,814	585,803
Operating expenses	—	(377,313)	(17,085)	(7,814)	(402,212)
Operating (loss) income	(8,228)	184,741	7,078	—	183,591
Interest expense	(9,901)	(6,965)	(1)	6,441	(10,426)
Other income (expense)	6,308	867	(141)	(6,441)	593
(Loss) income before income taxes	(11,821)	178,643	6,936	—	173,758
Income tax benefit (provision)	6,839	(62,786)	(1,320)	—	(57,267)
(Loss) income before equity in earnings of consolidated subsidiaries	(4,982)	115,857	5,616	—	116,491
Equity in earnings of consolidated subsidiaries	121,473	5,616	—	(127,089)	—
Net income	$116,491	$121,473	$5,616	$(127,089)	$116,491
Comprehensive income	$122,474	$127,352	$10,777	$(138,129)	$122,474

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(10,443)	$135,686	$4,786	$(1,763)	$128,266

Cash flows from investing activities:
Purchases of capital assets	(12,493)	(8,357)	(1,334)	—	(22,184)
Payments for acquisitions, net of cash acquired	—	(28,497)	—	—	(28,497)
Proceeds from company-owned life insurance policies	3,053	—	—	—	3,053
Other	(195)	633	1,649	—	2,087
Net cash (used) provided by investing activities	(9,635)	(36,221)	315	—	(45,541)
Cash flows from financing activities:
Proceeds from issuing long-term debt	107,000	—	—	—	107,000
Payments on long-term debt, including costs of debt reacquisition	(128,571)	—	(13)	—	(128,584)
Proceeds from issuing shares under employee plans	4,193	—	—	—	4,193
Employee taxes paid for shares withheld	(2,260)	—	—	—	(2,260)
Payments for common shares repurchased	(29,981)	—	—	—	(29,981)
Cash dividends paid to shareholders	(29,446)	—	—	—	(29,446)
Advances from (to) consolidated subsidiaries	99,848	(97,988)	(1,860)	—	—
Other	(41)	(376)	—	—	(417)
Net cash provided (used) by financing activities	20,742	(98,364)	(1,873)	—	(79,495)
Effect of exchange rate change on cash	—	—	3,935	—	3,935
Net change in cash and cash equivalents	664	1,101	7,163	(1,763)	7,165
Cash and cash equivalents, beginning of year	5,187	940	56,422	(122)	62,427
Cash and cash equivalents, end of period	$5,851	$2,041	$63,585	$(1,885)	$69,592

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(3,699)	$139,604	$7,793	$3,209	$146,907

Cash flows from investing activities:
Purchases of capital assets	(905)	(16,997)	(1,405)	—	(19,307)
Payments for acquisitions, net of cash acquired	(26)	(35,774)	—	—	(35,800)
Other	(286)	619	6	—	339
Net cash used by investing activities	(1,217)	(52,152)	(1,399)	—	(54,768)
Cash flows from financing activities:
Proceeds from short-term borrowings	75,000	—	—	—	75,000
Proceeds from issuing long-term debt	211,500	—	—	—	211,500
Payments on long-term debt, including costs of debt reacquisition	(346,015)	—	(6)	—	(346,021)
Proceeds from issuing shares under employee plans	4,135	—	—	—	4,135
Excess tax benefit from share-based employee awards	1,557	—	—	—	1,557
Employee taxes paid for shares withheld	(871)	—	—	—	(871)
Cash dividends paid to shareholders	(30,043)	—	—	—	(30,043)
Advances from (to) consolidated subsidiaries	88,650	(88,232)	(418)	—	—
Other	(136)	—	(150)	—	(286)
Net cash provided (used) by financing activities	3,777	(88,232)	(574)	—	(85,029)
Effect of exchange rate change on cash	—	—	(3,725)	—	(3,725)
Net change in cash and cash equivalents	(1,139)	(780)	2,095	3,209	3,385
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$7,196	$3,562	$54,288	$(120)	$64,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

We provide a suite of customer life cycle management solutions that help our customers acquire and engage their customers across multiple channels. To promote and sell a wide range of products and services, we use printed and electronic marketing; a direct sales force; referrals from financial institutions, telecommunication clients and other partners; purchased search results from online search engines; and networks of distributors and independent dealers. Our Small Business Services segment provides products and services to approximately 4.5 million small business customers and our Direct Checks segment has provided products and services to more than six million consumers. Through our Financial Services segment, we provide products and services to approximately 5,100 financial institution clients. We operate primarily in the United States. Small Business Services also has operations in Canada and portions of Europe. Our product and service offerings are comprised of the following:

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

Throughout the past several years, we have focused on opportunities to increase revenue, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). During the remainder of 2016, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue small-to-medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first half of 2016, as compared to the first half of 2015, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Certain amounts included in our consolidated balance sheet as of December 31, 2015 and our consolidated statement of cash flows for the first half of 2015 have been revised to correct the presentation of borrowings under our credit facility and the related asset for debt issuance costs. Further information can be found under the caption “Note 1: Consolidated financial statements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our Strategies

Details concerning our strategies were provided under the caption "Business Segments" appearing in Item 1 of the 2015 Form 10-K. We made no significant changes to our strategies during the first half of 2016.

Consistent with our strategies, during the first half of 2016, we acquired selected assets of several businesses in our Small Business Services segment. Further information regarding these acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

Outlook for 2016

We anticipate that consolidated revenue will be between $1.855 billion and $1.875 billion for 2016, compared to $1.773 billion for 2015. In Small Business Services, we expect revenue to increase between 5% and 6% compared to 2015 revenue of $1.152 billion. Volume declines in core business products and the negative impact of foreign exchange rates are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, and growth in our marketing solutions and other services offerings, as well as the impact of continued small tuck-in acquisitions. In Financial Services, we expect revenue to increase between 9% and 10% compared to 2015 revenue of $455.4 million. We expect continued growth in marketing solutions and other services, including incremental revenue from the acquisitions of Datamyx in October 2015 and FISC Solutions in December 2015, as well as growth in Wausau Financial Systems and Deluxe Rewards revenue and the impact of small tuck-in acquisitions. We expect these revenue increases to be partially offset by year-over-year secular check order declines between 4% and 5%, as well as the impact of expected contract renewal allowances. In Direct Checks, we expect revenue to decline between 7% and 8%, compared to 2015 revenue of $165.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2016 diluted earnings per share will be between $4.87 and $4.97, including charges of $0.03 per share for restructuring costs and transaction costs related to acquisitions, compared to $4.36 for 2015, which included total charges of $0.23 per share related to the loss on early debt extinguishment in the first quarter of 2015, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of our cost reduction activities will be partially offset by a continued sluggish economy and increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We estimate that our annual effective tax rate for 2016 will be approximately 33%, compared to 33.3% for 2015.

We anticipate that net cash provided by operating activities will be between $320 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, contract acquisition and employee medical payments. We anticipate contract acquisition payments of approximately $20 million in 2016, and we estimate that capital spending will be approximately $43 million in 2016, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as possible small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor channel. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of June 30, 2016, $99.2 million was available for borrowing under our credit facility.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such purchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

BUSINESS CHALLENGES/MARKET RISKS

Information regarding business challenges/market risks was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these items during the first half of 2016.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2016	2015	Change	2016	2015	Change
Total revenue	$450,642	$435,874	3.4%	$909,940	$869,492	4.7%
Orders(1)	12,972	13,441	(3.5%)	26,261	26,912	(2.4%)
Revenue per order	$34.74	$32.43	7.1%	$34.65	$32.31	7.2%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily due to growth in marketing solutions and other services revenue of $20 million for the second quarter of 2016 and $44 million for the first half of 2016, including incremental revenue from businesses acquired during 2016 and 2015. Information regarding our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from previous price increases. These revenue increases were partially offset by lower order volume for both personal and business checks, as well as contract renewal allowances within Financial Services.

Service revenue represented 20.2% of total revenue for the first half of 2016 and 17.9% for the first half of 2015. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Checks	47.9%	50.4%	48.3%	51.1%
Marketing solutions and other services	32.6%	29.0%	32.0%	28.4%
Forms	11.4%	12.1%	11.5%	12.2%
Accessories and other products	8.1%	8.5%	8.2%	8.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the second quarter and first half of 2016, as compared to the same periods in 2015, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions in 2016 and 2015. Revenue per order increased for the second quarter and first half of 2016, as compared to the same periods in 2015, primarily due to the benefit of previous price increases and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total cost of revenue	$159,832	$155,938	2.5%	$324,137	$308,620	5.0%
Total cost of revenue as a percentage of total revenue	35.5%	35.8%	(0.3) pts.	35.6%	35.5%	0.1 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily attributable to the growth in revenue, including an increase in outsourced product costs of $3 million for the second quarter of 2016 and $11 million for the first half of 2016, primarily resulting from investments to expand our distributor and major accounts channels. In addition, the businesses acquired in 2015 in our Financial Services segment incurred incremental costs of approximately $4 million for the second quarter of 2016 and $9 million for the first half of 2016, and delivery rates and material costs increased in 2016. Partially offsetting these increases in total cost of revenue were the impact of lower order volume for both personal and business checks, manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4 million for the second quarter of 2016 and $8 million for the first half of 2016, as well as a $2 million reduction in a liability for environmental remediation costs related to a manufacturing facility which we previously sold.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
SG&A expense	$198,726	$190,091	4.5%	$400,198	$385,469	3.8%
SG&A expense as a percentage of total revenue	44.1%	43.6%	0.5 pts.	44.0%	44.3%	(0.3) pts.

The increase in SG&A expense for the second quarter and first half of 2016, as compared to the same periods in 2015, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 in our Financial Services segment of approximately $6 million for the second quarter of 2016 and $14 million for the first half of 2016, as well as investments in revenue growth opportunities, including investments to expand our major accounts channel. In addition, for the first half of 2016, Small Business Services commission expense increased $2 million due primarily to increased sales volume for our distributor channel. These increases were partially offset by various expense reduction initiatives of approximately $6 million for the second quarter of 2016 and $13 million for the first half of 2016, primarily within our sales and marketing organizations.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Net restructuring charges	$1,135	$966	$169	$2,014	$1,233	$781

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period relate primarily to costs of our restructuring activities, such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Loss on Early Debt Extinguishment

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Loss on early debt extinguishment	$—	$—	$—	$—	$8,917	$(8,917)

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

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest expense	$5,183	$4,420	17.3%	$10,426	$10,935	(4.7%)
Weighted-average debt outstanding	614,311	528,273	16.3%	621,501	580,587	7.0%
Weighted-average interest rate	3.0%	2.9%	0.1 pts.	2.9%	3.5%	(0.6) pts.

The increase in interest expense for the second quarter of 2016, as compared to the second quarter of 2015, was primarily due to our higher weighted-average debt level in 2016.

The decrease in interest expense for the first half of 2016, as compared to the first half of 2015, was driven by changes in our debt structure. In March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan to fund this redemption. Amounts outstanding under these borrowings carried a weighted-average interest rate of 1.9% during the first half of 2016. Partially offsetting the decrease in interest expense resulting from our lower weighted-average interest rate, was our higher weighted-average debt level in 2016.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Income tax provision	$27,819	$29,220	(4.8%)	$57,267	$53,569	6.9%
Effective income tax rate	32.3%	34.3%	(2.0) pts.	33.0%	34.4%	(1.4) pts.

The decrease in our effective tax rate for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily due to the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which reduced income tax expense $1.0 million in the second quarter of 2016 and $1.5 million in the first half of 2016. This resulted in a reduction in our effective income tax rate of 1.2 points for the second quarter of 2016 and 0.9 points for the first half of 2016. Further information regarding the adoption of this accounting standard can be found under the caption "Note 2: New accounting pronouncements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, our effective tax rate for the second quarter and first half of 2016 included the benefit of the federal research and development credit, which we were not able to record in the same periods in 2015, as legislation extending the credit had not yet been enacted. We expect that our annual effective tax rate for 2016 will be approximately 33%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. During the first half of 2016, we closed a call center, a fulfillment facility and a sales office. During 2015, we closed two call centers, a sales office, a warehouse, a fulfillment facility and one facility that contained both fulfillment and call center functions. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2016	2015	2016	2015
Severance accruals	$1,096	$1,307	$1,987	$2,050
Severance reversals	(96)	(170)	(468)	(694)
Operating lease obligations	—	—	59	—
Net restructuring accruals	1,000	1,137	1,578	1,356
Other costs	217	17	507	62
Net restructuring charges	$1,217	$1,154	$2,085	$1,418
Number of employees included in severance accruals	40	110	65	150

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the fourth quarter of 2016, and we expect most of the related severance payments to be paid by the first quarter of 2017, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $10 million in SG&A expense in 2016, in comparison to our 2015 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2016. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$288,182	$282,285	2.1%	$578,453	$559,251	3.4%
Operating income	48,956	48,225	1.5%	100,106	97,672	2.5%
Operating margin	17.0%	17.1%	(0.1) pts.	17.3%	17.5%	(0.2) pts.

The increase in total revenue for the second quarter and first half of 2016, as compared to the same periods in 2015, was due primarily to growth in marketing solutions and other services revenue of $8 million for the second quarter of 2016 and $17 million for the first half of 2016, including incremental revenue from businesses acquired in 2016 and 2015. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from previous price increases. These increases in revenue were partially offset by a decrease in business check volume, as well as an unfavorable currency exchange rate impact of $1 million for the second quarter of 2016 and $3 million for the first half of 2016.

The increase in operating income for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily due to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income were increased investments in revenue growth opportunities, including investments to expand our major accounts channel. In addition, delivery rates and material costs increased in 2016, and for the first half of the year, commission expense increased $2 million due primarily to increased sales volume for our distributor channel.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$124,230	$112,699	10.2%	$251,478	$224,240	12.1%
Operating income	29,034	25,506	13.8%	55,759	45,916	21.4%
Operating margin	23.4%	22.6%	0.8 pts.	22.2%	20.5%	1.7 pts.

The increase in revenue for the second quarter and first half of 2016, as compared to the same periods in 2015, was driven by growth in marketing solutions and other services of $12 million for the second quarter of 2016 and $27 million for the first half of 2016, including incremental revenue from the acquisitions of Datamyx LLC and FISC Solutions in 2015 of $11 million for the second quarter of 2016 and $24 million for the first half of 2016. In addition, Wausau Financial Systems service offerings increased $1 million for the second quarter of 2016 and $4 million for the first half of 2016. Information about our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. Additionally, revenue benefited from previous price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The increase in operating income and operating margin for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily due to previous price increases, the benefit of our continuing cost reduction initiatives and compensation expense in 2015 for an earn-out agreement related to a 2013 acquisition. Partially offsetting these increases in operating income was the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2016. In addition, the operating results of our acquisitions, including acquisition-related amortization, reduced Financial Services' operating margin 1.9 points for both the second quarter and first half of 2016.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$38,230	$40,890	(6.5%)	$80,009	$86,001	(7.0%)
Operating income	12,959	15,148	(14.5%)	27,726	30,582	(9.3%)
Operating margin	33.9%	37.0%	(3.1) pts.	34.7%	35.6%	(0.9) pts.

The decrease in revenue for the second quarter and first half of 2016, as compared to the same periods in 2015, was primarily due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the volume decline was higher revenue per order, driven by an improved call center incentive plan.

The decrease in operating income and operating margin for the second quarter and first half of 2016, as compared to the same periods in 2015, was due primarily to lower order volume and increased delivery rates and material costs in 2016, as well as increased advertising expense and restructuring costs in 2016. These decreases in operating income were partially offset by the benefits from our cost reduction initiatives and higher revenue per order.

CASH FLOWS AND LIQUIDITY

As of June 30, 2016, we held cash and cash equivalents of $69.6 million. The following table shows our cash flow activity for the six months ended June 30, 2016 and 2015, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$128,266	$146,907	$(18,641)
Net cash used by investing activities	(45,541)	(54,768)	9,227
Net cash used by financing activities	(79,495)	(85,029)	5,534
Effect of exchange rate change on cash	3,935	(3,725)	7,660
Net change in cash and cash equivalents	$7,165	$3,385	$3,780

The $18.6 million decrease in net cash provided by operating activities for the first half of 2016, as compared to the first half of 2015, was primarily due to a $14.0 million increase in income tax payments, an $8.5 million increase in contract acquisition payments and the payment in 2016 of an incentive related to a 2013 acquisition. These decreases in cash provided by operating activities were partially offset by stronger operating performance and a $4.9 million decrease in interest payments due primarily to the retirement of long-term notes in March 2015.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Income tax payments	$65,898	$51,937	$13,961
Performance-based compensation payments(1)	32,652	31,046	1,606
Contract acquisition payments	14,341	5,848	8,493
Interest payments	10,225	15,158	(4,933)
Incentive payment related to previous acquisition	5,434	—	5,434
Severance payments	3,015	3,578	(563)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first half of 2016 was $9.2 million lower than the first half of 2015, driven primarily by a $7.3 million decrease in payments for acquisitions, proceeds of $3.1 million from company-owned life insurance policies in 2016 and proceeds from the sale of Canadian marketable securities during 2016. Partially offsetting this decrease in cash used by investing activities was a $2.9 million increase in capital asset purchases.

Net cash used by financing activities for the first half of 2016 was $5.5 million lower than the first half of 2015 due primarily to a decrease of $217.4 million in payments on long-term debt driven primarily by the 2015 redemption of $200.0 million of long-term notes due in 2019. Partially offsetting this decrease in net cash used by financing activities was a decrease of $179.5 million in amounts borrowed under our credit facility and short-term borrowings, as we utilized these borrowings in 2015 to redeem the long-term notes due in 2019. In addition, payments to repurchase common shares increased $30.0 million in 2016, as we did not repurchase any shares during the first half of 2015.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Proceeds from issuing long-term debt	$107,000	$211,500	$(104,500)
Proceeds from short-term borrowings	—	75,000	(75,000)
Proceeds from issuing shares under employee plans	4,193	4,135	58
Proceeds from company-owned life insurance policies	3,053	—	3,053

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2016	2015	Change
Payments on long-term debt, including costs of debt reacquisition	$128,584	$346,021	$(217,437)
Payments for common shares repurchased	29,981	—	29,981
Cash dividends paid to shareholders	29,446	30,043	(597)
Payments for acquisitions, net of cash acquired	28,497	35,800	(7,303)
Purchases of capital assets	22,184	19,307	2,877

As of June 30, 2016, our subsidiaries located in Canada held cash and cash equivalents of $62.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $6.5 million, based on current federal tax law.

We anticipate that net cash provided by operating activities will be between $320 million and $330 million in 2016, compared to $308 million in 2015, driven by stronger operating performance and and lower interest payments, partially offset by higher income tax, contract acquisition and employee medical payments. We anticipate that net cash provided by operating activities in 2016 will be utilized for dividend payments, capital expenditures of approximately $43 million, periodic share repurchases and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of June 30, 2016, $99.2 million was available for borrowing under our credit facility. We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest payments, as well as periodic share repurchases and small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $613.8 million as of June 30, 2016, a decrease of $15.2 million from December 31, 2015. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. Further information concerning our outstanding debt and related interest rate swaps can be found under the captions “Note 11: Debt” and “Note 7: Derivative financial instruments” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2015 Form 10-K.

Our capital structure for each period was as follows:

	June 30, 2016		December 31, 2015
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,991	2.0%	$2,109	2.0%	$(118)
Floating interest rate	611,837	3.0%	626,909	2.9%	(15,072)
Total debt	613,828	3.0%	629,018	2.9%	(15,190)
Shareholders’ equity	816,742		745,069		71,673
Total capital	$1,430,570		$1,374,087		$56,483

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 0.5 million shares remained available for purchase under this authorization as of June 30, 2016. During the first half of 2016, we repurchased 0.5 million shares for $30.0 million. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of our previous authorization. The additional authorization also has no expiration date. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

We may, from time to time, consider retiring outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions and share repurchases.

As of June 30, 2016, we had a $525.0 million credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. Borrowings under the credit facility are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2016, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of June 30, 2016, $413.0 million was drawn on our credit facility at a weighted-average interest rate of 1.9%. As of December 31, 2015, $434.0 million was drawn on our credit facility at a weighted-average interest rate of 1.9%. As of June 30, 2016, amounts were available for borrowing under our credit facility as follows:

(in thousands)	Total available
Credit facility commitment	$525,000
Amount drawn on credit facility	(413,000)
Outstanding letters of credit(1)	(12,795)
Net available for borrowing as of June 30, 2016	$99,205

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our credit facility.

OTHER FINANCIAL POSITION INFORMATION

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of June 30, 2016 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term.

Changes in contract acquisition costs during the six months ended June 30, 2016 and 2015 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $14.3 million for the first half of 2016 and $5.8 million for the first half of 2015. We anticipate cash payments of approximately $20 million for the year ending December 31, 2016.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $8.7 million as of June 30, 2016 and $9.0 million as of December 31, 2015. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $29.9 million as of June 30, 2016 and $29.2 million as of December 31, 2015.

Funds held for customers – Funds held for customers was $77.1 million as of June 30, 2016, an increase of $23.8 million from December 31, 2015. The increase was driven by amounts related to FISC Solutions, which was acquired in December 2015. This business provides cash receipt processing services. A portion of the cash receipts are remitted to our clients the business day following receipt. As such, the amounts on-hand are reported as funds held for customers in the consolidated balance sheets, with a corresponding liability included in accrued liabilities. The asset and liability of $18.7 million were recorded as acquisition measurement-period balance sheet adjustments during 2016.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. While we do not believe that any liability under these indemnities would likely have a material adverse effect on our financial position, annual results of operations or annual cash flows, inherent uncertainties exist regarding the scope and nature of such indemnities that could lead to material unfavorable outcomes. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 12: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities.

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these obligations during the first half of 2016.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first half of 2016 or during 2015.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no changes in these policies during the first half of 2016.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding accounting pronouncements adopted during the first half of 2016 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2016, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on credit facility	$413,000	$413,000	1.9%
Long-term notes maturing November 2020(2)	198,837	207,900	5.2%
Capital lease obligations	1,991	1,991	2.1%
Total debt	$613,828	$622,891	3.0%

(1) For the amount drawn on our credit facility, fair value equals carrying value because our interest rate is variable and reflects current market rates. For our long-term notes, fair value is based on significant observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount.

(2) The carrying value has been reduced by unamortized debt issuance costs of $2.0 million and includes an increase of $0.9 million related to the cumulative change in the fair value of hedged debt.

We may, from time to time, retire outstanding debt through open market purchases, privately negotiated transactions or other means. Any such repurchases or exchanges would depend on prevailing market conditions, our liquidity requirements and other potential uses of cash, including acquisitions or share repurchases.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of June 30, 2016, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of June 30, 2016 included a $0.9 million increase related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of June 30, 2016 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $3.1 million change in interest expense for the first half of 2016.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, June 30, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “1934 Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the second quarter of 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
April 1, 2016 – April 30, 2016	—	$—	—	688,417
May 1, 2016 – May 31, 2016	171,076	63.01	171,076	517,341
June 1, 2016 – June 30, 2016	64,400	65.16	64,400	452,941
Total	235,476	63.60	235,476	452,941

(1) Amounts do not include shares which may be purchased under an additional authorization approved by our board of directors in May 2016 for the repurchase of up to $300 million of our common stock.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 452,941 shares remained available for purchase under this authorization as of June 30, 2016. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300 million of our common stock, effective at the conclusion of our previous authorization. This authorization also has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended June 30, 2016, we withheld 21,591 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 5, 2016	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	/s/ Terry D. Peterson
Terry D. Peterson Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements