Form 10-Q
period 2016-09-30
DELUXE CORP
filed 2016-10-28
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
☐ Yes ☑  No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at October 19, 2016 was 48,596,289.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$80,065	$62,427
Trade accounts receivable (net of allowances for uncollectible accounts of $3,161 and $4,816, respectively)	117,761	123,654
Inventories and supplies	41,474	41,956
Funds held for customers	92,170	53,343
Other current assets	41,038	42,605
Total current assets	372,508	323,985
Deferred income taxes	1,749	1,238
Long-term investments (including $1,868 and $2,091 of investments at fair value, respectively)	41,893	41,691
Property, plant and equipment (net of accumulated depreciation of $349,856 and $344,785, respectively)	83,667	85,732
Assets held for sale	13,966	13,969
Intangibles (net of accumulated amortization of $451,214 and $407,747, respectively)	313,878	285,311
Goodwill	989,641	976,415
Other non-current assets	123,846	113,812
Total assets	$1,941,148	$1,842,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,835	$87,575
Accrued liabilities	240,637	228,423
Long-term debt due within one year	951	1,045
Total current liabilities	328,423	317,043
Long-term debt	616,790	627,973
Deferred income taxes	80,754	81,076
Other non-current liabilities	65,234	70,992
Commitments and contingencies (Notes 11 and 12)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2016 – 48,586; December 31, 2015 – 49,019)	48,586	49,019
Retained earnings	851,420	751,253
Accumulated other comprehensive loss	(50,059)	(55,203)
Total shareholders’ equity	849,947	745,069
Total liabilities and shareholders’ equity	$1,941,148	$1,842,153

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$364,680	$361,781	$1,090,686	$1,075,692
Service revenue	94,240	78,035	278,174	233,616
Total revenue	458,920	439,816	1,368,860	1,309,308
Cost of products	(133,628)	(132,594)	(391,161)	(384,590)
Cost of services	(32,642)	(26,708)	(99,246)	(83,332)
Total cost of revenue	(166,270)	(159,302)	(490,407)	(467,922)
Gross profit	292,650	280,514	878,453	841,386
Selling, general and administrative expense	(198,365)	(189,641)	(598,563)	(575,110)
Net restructuring charges	(1,993)	(1,505)	(4,007)	(2,738)
Operating income	92,292	89,368	275,883	263,538
Loss on early debt extinguishment	—	—	—	(8,917)
Interest expense	(4,855)	(4,387)	(15,281)	(15,322)
Other income	742	919	1,335	2,174
Income before income taxes	88,179	85,900	261,937	241,473
Income tax provision	(29,516)	(28,983)	(86,783)	(82,553)
Net income	$58,663	$56,917	$175,154	$158,920
Comprehensive income	$57,824	$52,680	$180,298	$150,190
Basic earnings per share	1.20	1.14	3.57	3.18
Diluted earnings per share	1.19	1.13	3.55	3.16
Cash dividends per share	0.30	0.30	0.90	0.90

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2015	49,019	$49,019	$—	$751,253	$(55,203)	$745,069
Net income	—	—	—	175,154	—	175,154
Cash dividends	—	—	—	(44,127)	—	(44,127)
Common shares issued	403	403	11,079	—	—	11,482
Common shares repurchased	(733)	(733)	(13,351)	(30,860)	—	(44,944)
Other common shares retired	(103)	(103)	(6,230)	—	—	(6,333)
Fair value of share-based compensation	—	—	8,502	—	—	8,502
Other comprehensive income	—	—	—	—	5,144	5,144
Balance, September 30, 2016	48,586	$48,586	$—	$851,420	$(50,059)	$849,947

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$175,154	$158,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,347	12,006
Amortization of intangibles	56,364	42,425
Amortization of contract acquisition costs	14,700	14,059
Deferred income taxes	(1,477)	(945)
Employee share-based compensation expense	9,264	8,774
Loss on early debt extinguishment	—	8,917
Other non-cash items, net	3,128	1,197
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	5,320	13,970
Inventories and supplies	176	(1,368)
Other current assets	(2,379)	2,377
Non-current assets	(3,351)	(560)
Accounts payable	(1,619)	(12,547)
Contract acquisition payments	(17,190)	(9,843)
Other accrued and non-current liabilities	(41,316)	(18,234)
Net cash provided by operating activities	208,121	219,148
Cash flows from investing activities:
Purchases of capital assets	(32,215)	(29,549)
Payments for acquisitions, net of cash acquired	(64,637)	(50,933)
Proceeds from company-owned life insurance policies	4,123	3,973
Other	2,330	805
Net cash used by investing activities	(90,399)	(75,704)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	50,000
Proceeds from issuing long-term debt	169,000	276,500
Payments on long-term debt, including costs of debt reacquisition	(185,873)	(375,291)
Proceeds from issuing shares under employee plans	6,861	5,492
Excess tax benefit from share-based employee awards	—	1,816
Employee taxes paid for shares withheld	(2,333)	(1,236)
Payments for common shares repurchased	(44,944)	(46,996)
Cash dividends paid to shareholders	(44,127)	(44,965)
Other	(1,634)	(378)
Net cash used by financing activities	(103,050)	(135,058)
Effect of exchange rate change on cash	2,966	(7,032)
Net change in cash and cash equivalents	17,638	1,354
Cash and cash equivalents, beginning of year	62,427	61,541
Cash and cash equivalents, end of period	$80,065	$62,895

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2016, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2016 and 2015, the consolidated statement of shareholders’ equity for the nine months ended September 30, 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

During the quarter ended June 30, 2016, we identified an error in the balance sheet presentation of borrowings under our credit facility and the related asset for debt issuance costs. These amounts were previously presented as current items in our consolidated balance sheets, and we determined that they should have been presented as non-current. This change also corrects the presentation of the cash flows associated with borrowings under our credit facility. Previously these cash flows were presented on a net basis. The change in the balance sheet presentation requires that they be presented on a gross basis.

We assessed the materiality of this error on prior periods' financial statements in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to any prior annual or interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the error for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash used by financing activities.

The impact of this revision on our unaudited consolidated balance sheet as of December 31, 2015 was as follows:

	December 31, 2015
(in thousands)	As Previously Reported	Adjustment	As Revised
Other current assets	$44,608	$(2,003)	$42,605
Total current assets	325,988	(2,003)	323,985
Other non-current assets	111,809	2,003	113,812
Short-term borrowings	434,000	(434,000)	—
Total current liabilities	751,043	(434,000)	317,043
Long-term debt	193,973	434,000	627,973

The impact of this revision on our unaudited consolidated statement of cash flows for the nine months ended September 30, 2015 was as follows:

	Nine Months Ended September 30, 2015
(in thousands)	As Previously Reported	Adjustment	As Revised
Proceeds from short-term borrowings	$159,000	$(109,000)	$50,000
Proceeds from issuing long-term debt	—	276,500	276,500
Payments on long-term debt, including costs of debt reacquisition	(207,791)	(167,500)	(375,291)

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct reduction from the carrying amount of the debt liability. We adopted this standard on January 1, 2016, applying it retrospectively. The consolidated balance sheet as of December 31, 2015 reflects the reclassification of debt issuance costs of $2,249 from other non-current assets to long-term debt. The amount of debt issuance costs included in long-term debt as of September 30, 2016 was $1,906. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This standard adds SEC paragraphs pursuant to the SEC Staff announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Under this guidance, the SEC Staff would not object to presenting such costs as an asset and subsequently amortizing the deferred costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the arrangement. Debt issuance costs of $1,528 as of September 30, 2016 and $2,003 as of December 31, 2015 related to our line-of-credit arrangement. We continue to include these costs within other non-current assets, amortizing them over the term of the arrangement.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify various aspects of the accounting and presentation of share-based payments. We elected to early adopt this standard as of January 1, 2016. Adoption of this standard had the following impacts on our consolidated financial statements:

•
Consolidated statements of comprehensive income – The new standard requires that the tax effects of share-based compensation be recognized in the income tax provision. Previously, these amounts were recognized in additional paid-in capital. Net tax benefits related to share-based compensation awards of $234 for the quarter ended September 30, 2016 and $1,745 for the nine months ended September 30, 2016 were recognized as reductions of income tax expense in the consolidated statements of comprehensive income. These tax benefits reduced our effective income tax rate 0.3 points for the quarter ended September 30, 2016 and 0.7 points for the nine months ended September 30, 2016. In addition, in calculating potential common shares used to determine diluted earnings per share, GAAP requires us to use the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that would have been recognized in additional paid-in capital. These changes were applied on a prospective basis and resulted in an increase in diluted earnings per share of $0.03 for the nine months ended September 30, 2016. These changes had no impact on diluted earnings per share for the quarter ended September 30, 2016.

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

•
Consolidated statements of cash flows – The standard requires that excess tax benefits from share-based employee awards be reported as operating activities in the consolidated statements of cash flows. Previously, these cash flows were included in financing activities. We elected to apply this change on a prospective basis, resulting in an increase in net cash provided by operating activities and in net cash used by financing activities of $2,069 for the nine months ended September 30, 2016.

The standard requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. As such, the consolidated statement of cash flows for the prior period was restated. This change resulted in an increase in net cash provided by operating activities and in net cash used by financing activities of $2,333 for the nine months ended September 30, 2016 and $1,236 for the nine months ended September 30, 2015.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We elected to early adopt this standard as of July 1, 2016. As our consolidated statement of cash flows presentation was in compliance with the new guidance, adoption of this standard had no impact on our consolidated financial statements.

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

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$5,593	$5,719
Semi-finished goods	8,857	8,208
Finished goods	23,937	24,955
Supplies	3,087	3,074
Inventories and supplies	$41,474	$41,956

Available-for-sale securities – Available-for-sale securities included within funds held for customers and other current assets were comprised of the following:

	September 30, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$8,491	$—	$(43)	$8,448
Canadian guaranteed investment certificates	7,618	—	—	7,618
Available-for-sale securities	$16,109	$—	$(43)	$16,066

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2016, also included cash of $76,104. This cash included amounts related to FISC Solutions, which was acquired in December 2015. This business provides cash receipt processing services. A portion of the cash receipts are remitted to our clients the business day following receipt. As such, the amounts on-hand are reported as funds held for customers in the consolidated balance sheets, with a corresponding liability included in accrued liabilities. The asset and liability of $18,743 were recorded as acquisition measurement-period balance sheet adjustments during 2016. In addition, this cash included $12,532 related to the September 2016 acquisition of Payce, Inc., a payroll services provider (see Note 6).

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

	December 31, 2015
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Canadian and provincial government securities	$7,932	$—	$(91)	$7,841
Canadian guaranteed investment certificates	7,226	—	—	7,226
Available-for-sale securities (funds held for customers)(1)	15,158	—	(91)	15,067
Canadian money market fund (other current assets)	1,616	—	—	1,616
Available-for-sale securities	$16,774	$—	$(91)	$16,683

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2015, also included cash of $38,276.

Expected maturities of available-for-sale securities as of September 30, 2016 were as follows:

(in thousands)	Fair value
Due in one year or less	$9,629
Due in two to five years	4,190
Due in six to ten years	2,247
Available-for-sale securities	$16,066

Further information regarding the fair value of available-for-sale securities can be found in Note 8.

Assets held for sale – Assets held for sale as of September 30, 2016 and December 31, 2015 included the operations of a small business distributor that we previously acquired. This business is included in our Small Business Services segment and the assets acquired consisted primarily of a customer list intangible asset. We are actively marketing the business and expect the selling price will exceed its carrying value. Net assets held for sale consisted of the following:

(in thousands)	September 30, 2016	December 31, 2015	Balance sheet caption
Current assets	$4	$3	Other current assets
Intangibles	13,533	13,533	Assets held for sale
Other non-current assets	433	436	Assets held for sale
Accrued liabilities	(112)	(366)	Accrued liabilities
Deferred income tax liabilities	(5,775)	(5,777)	Other non-current liabilities
Net assets held for sale	$8,083	$7,829

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	September 30, 2016			December 31, 2015
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	410,231	(336,356)	73,875	375,037	(310,665)	64,372
Customer lists/relationships	239,972	(67,366)	172,606	202,682	(54,990)	147,692
Trade names	65,481	(40,029)	25,452	64,881	(36,325)	28,556
Software to be sold	28,500	(6,141)	22,359	28,500	(3,765)	24,735
Other	1,808	(1,322)	486	2,858	(2,002)	856
Amortizable intangibles	745,992	(451,214)	294,778	673,958	(407,747)	266,211
Intangibles	$765,092	$(451,214)	$313,878	$693,058	$(407,747)	$285,311

Amortization of intangibles was $19,273 for the quarter ended September 30, 2016 and $14,686 for the quarter ended September 30, 2015. Amortization of intangibles was $56,364 for the nine months ended September 30, 2016 and $42,425 for the nine months ended September 30, 2015. Based on the intangibles in service as of September 30, 2016, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2016	$18,260
2017	65,293
2018	51,235
2019	37,788
2020	31,737

During the nine months ended September 30, 2016, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the nine months ended September 30, 2016:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$34,970	4
Customer lists/relationships	48,982	7
Trade names	600	5
Acquired intangibles	$84,552	6

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Goodwill – Changes in goodwill during the nine months ended September 30, 2016 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2015:
Goodwill, gross	$671,295	$176,614	$148,506	$996,415
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	651,295	176,614	148,506	976,415
Acquisition of 180 Fusion (Note 6)	575	—	—	575
Acquisition of Inkhead (Note 6)	4,421	—	—	4,421
Acquisition of Payce (Note 6)	7,979	—	—	7,979
Adjustment for acquisition of Datamyx (Note 6)	—	172	—	172
Currency translation adjustment	79	—	—	79
Balance, September 30, 2016:
Goodwill, gross	684,349	176,786	148,506	1,009,641
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$664,349	$176,786	$148,506	$989,641

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2016	December 31, 2015
Contract acquisition costs	$67,488	$58,792
Loans and notes receivable from distributors	21,531	23,957
Postretirement benefit plan asset	20,260	16,250
Deferred advertising costs	6,660	7,500
Other	7,907	7,313
Other non-current assets	$123,846	$113,812

Changes in contract acquisition costs during the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015
Balance, beginning of year	$58,792	$74,101
Additions(1)	23,471	4,828
Amortization	(14,700)	(14,059)
Other	(75)	(3,458)
Balance, end of period	$67,488	$61,412

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $17,190 for the nine months ended September 30, 2016 and $9,843 for the nine months ended September 30, 2015.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2016	December 31, 2015
Funds held for customers	$90,960	$52,366
Deferred revenue	32,418	48,119
Employee profit sharing/cash bonus	24,771	40,683
Customer rebates	17,077	18,900
Contract acquisition costs due within one year	11,980	9,045
Wages, including vacation	11,260	5,731
Restructuring due within one year (Note 9)	2,648	3,864
Other	49,523	49,715
Accrued liabilities	$240,637	$228,423

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share amounts)	2016	2015	2016	2015
Earnings per share – basic:
Net income	$58,663	$56,917	$175,154	$158,920
Income allocated to participating securities	(491)	(386)	(1,445)	(1,054)
Income available to common shareholders	$58,172	$56,531	$173,709	$157,866
Weighted-average shares outstanding	48,493	49,396	48,634	49,592
Earnings per share – basic	$1.20	$1.14	$3.57	$3.18

Earnings per share – diluted:
Net income	$58,663	$56,917	$175,154	$158,920
Income allocated to participating securities	(487)	(384)	(1,436)	(1,049)
Re-measurement of share-based awards classified as liabilities	(64)	(114)	230	(67)
Income available to common shareholders	$58,112	$56,419	$173,948	$157,804
Weighted-average shares outstanding	48,493	49,396	48,634	49,592
Dilutive impact of potential common shares	455	366	427	391
Weighted-average shares and potential common shares outstanding	48,948	49,762	49,061	49,983
Earnings per share – diluted	$1.19	$1.13	$3.55	$3.16
Antidilutive options excluded from calculation	223	255	223	255

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	1,066	1,066	(1)
Net actuarial loss	(949)	(780)	(2,848)	(2,340)	(1)
Total amortization	(594)	(425)	(1,782)	(1,274)	(1)
Tax benefit	181	113	544	339	(1)
Total reclassifications, net of tax	$(413)	$(312)	$(1,238)	$(935)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income. Additional details can be found in Note 10.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2016 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2015	$(38,822)	$(114)	$(16,267)	$(55,203)
Other comprehensive income before reclassifications	—	40	3,866	3,906
Amounts reclassified from accumulated other comprehensive loss	1,238	—	—	1,238
Net current-period other comprehensive income	1,238	40	3,866	5,144
Balance, September 30, 2016	$(37,584)	$(74)	$(12,401)	$(50,059)

(1) Other comprehensive income before reclassifications is net of income tax expense of $14.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions were expensed as incurred and were not significant to the consolidated statements of comprehensive income for the quarters or nine months ended September 30, 2016 and 2015.
During the nine months ended September 30, 2016, we completed the following acquisitions which are included within our Small Business Services segment and for which the allocation of the purchase price to the assets acquired and liabilities assumed has been finalized:

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

During the nine months ended September 30, 2016, we completed several acquisitions which are included within our Small Business Services segment and for which we expect to finalize the allocation of the purchase price by the end of 2016 when our valuation of all of the acquired assets and liabilities is completed, as well as the determination of the estimated useful lives of the acquired customer lists. These acquisitions were as follows:

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

•
In July 2016, we acquired selected assets of Inkhead, Inc., a provider of customized promotional products. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $4,421. The acquisition resulted in goodwill as it enables us to diversify our promotional product offerings and bring these offerings to our customer base.

•	In August 2016, we acquired selected assets of BNBS, Inc., doing business as B&B Solutions, a provider of printing, promotional and office products and services.

•
In September 2016, we acquired all of the outstanding capital stock of Payce, Inc., a provider of payroll processing, payroll tax filing and related payroll services. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $7,979. The acquisition resulted in goodwill as we expect Payce's expertise, customer mix and operational strength to enhance our existing portfolio of small business services.

Also during the nine months ended September 30, 2016, we acquired the operations of several small business distributors which are included in our Small Business Services segment. The assets acquired consisted primarily of customer list intangible assets. As these distributors were previously part of our Safeguard® distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant. We expect to finalize the allocations of the purchase price by the end of 2016 when our valuations of the acquired customer lists are completed, including the determination of the related estimated useful lives.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

As our acquisitions were not significant to our operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation as of September 30, 2016 of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2016 acquisitions
Net tangible assets acquired and liabilities assumed	$(784)
Identifiable intangible assets:
Customer lists/relationships	48,982
Internal-use software	10,250
Trade names	600
Total intangible assets	59,832
Goodwill	12,975
Total aggregate purchase price	72,023
Liabilities for holdback payments	(6,900)
Non-cash consideration(1)	(2,020)
Net cash paid for 2016 acquisitions	63,103
Holdback payments for prior year acquisitions	1,534
Payments for acquisitions, net of cash acquired	$64,637

(1) Consists of pre-acquisition amounts owed to us by certain of the acquired businesses.

Further information regarding the calculation of the estimated fair values of the intangibles acquired can be found in Note 8.
During the quarter ended September 30, 2016, we finalized purchase accounting for the acquisition of Datamyx LLC, which was acquired in October 2015. Further information regarding this acquisition can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. The adjustments recorded during the quarter ended September 30, 2016 increased goodwill $172 from the preliminary amount recorded as of December 31, 2015, with the offset to various assets and liabilities, primarily property, plant and equipment and other current assets.

During the nine months ended September 30, 2015, we acquired selected assets of Range, Inc., a marketing services provider; Verify Valid LLC, a provider of electronic check payment services; Tech Assets, Inc., a provider of shared hosting websites to small businesses using cPanel web hosting technology; and FMC Resource Management Corporation, a marketing services provider, as well as the operations of eight small business distributors, five of which were previously part of our Safeguard distributor network. The assets acquired consisted primarily of customer list intangible assets and goodwill. Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the nine months ended September 30, 2015, included payments of $46,796 for these acquisitions and $4,137 for holdback payments for prior year acquisitions. Further information regarding our 2015 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K.

Note 7: Derivative financial instruments

We have entered into interest rate swaps, which we designated as fair value hedges, to hedge against changes in the fair value of a portion of our long-term debt. At the time we entered into these swaps in 2012, we were targeting a mix of fixed and variable rate debt, where we receive a fixed rate and pay a variable rate based on the London Interbank Offered Rate (LIBOR). The interest rate swaps related to our long-term debt due in 2020 have a notional amount of $200,000 and meet the criteria for using the short-cut method for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivatives and the related long-term debt are equal. The fair value of these interest rate swaps was included in other non-current liabilities in the consolidated balance sheets and was $109 as of September 30, 2016 and $4,842 as of December 31, 2015. As the short-cut method is being used to account for these hedges, the consolidated balance sheets included a decrease in long-term debt of $109 as of September 30, 2016 and $4,842 as of December 31, 2015 due to fair value adjustments.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 8: Fair value measurements

Annual asset impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K, explains our methodology for assessing impairment of these assets. In completing the 2016 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned, with one exception. We elected to perform a quantitative analysis for our Financial Services Commercial reporting unit as the previous quantitative analysis completed as of July 31, 2015 indicated that the estimated fair value of this reporting unit exceeded its carrying value by approximately 13%. This relatively small percentage was primarily due to the fact that the reporting unit had been recently acquired.

Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014. In completing the 2016 qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. The quantitative analysis completed for the Financial Services Commercial reporting unit indicated that its estimated fair value exceeded its carrying value by approximately 49% as of July 31, 2016. Total goodwill for this reporting unit was approximately $45,000 as of September 30, 2016. In completing the 2016 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $32,000 as of July 31, 2016. We recorded no impairment charges as a result of our 2016 annual impairment analyses.

2016 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired, excluding goodwill and deferred income taxes. Information regarding the acquisitions completed during the nine months ended September 30, 2016 can be found in Note 6. The identifiable net assets acquired during the nine months ended September 30, 2016 were comprised primarily of customer lists with an aggregate fair value of $48,982 and internal-use software with an aggregate fair value of $10,250. Fair value of the customer lists was estimated by discounting the estimated cash flows expected to be generated by the assets. Assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. A portion of the fair value of the acquired software was estimated using the cost of reproduction method. The primary components of the software were identified and the estimated cost to reproduce the software was calculated based on data provided by the acquirees. The fair value of the remainder of the software was estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the technology. Assumed royalty rates were applied to projected revenue for the remaining useful life of the software to estimate the royalty savings. Information regarding the useful lives of acquired intangibles can be found in Note 3.

Recurring fair value measurements – Funds held for customers included available-for-sale marketable securities (Note 3). These securities consisted of a mutual fund investment that invests in Canadian and provincial government securities, as well as investments in Canadian guaranteed investment certificates (GICs) with maturities of one year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or nine months ended September 30, 2016 and 2015.

Other current assets as of December 31, 2015 included available-for-sale marketable securities (Note 3). These securities were sold during the first quarter of 2016, and consisted of a Canadian money market fund that was not traded in an active market. As such, the fair value of this investment was determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Because of the short-term nature of the underlying investments, the cost of these securities approximated their fair value. No gains or losses on sales of these marketable securities were realized during the nine months ended September 30, 2016 and 2015.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

We have elected to account for a long-term investment in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investment is included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investment, are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income. This investment corresponds to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the investment in mutual funds. The liability under the plan equals the fair value of the investment in mutual funds. Thus, as the value of the investment changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the investment in mutual funds allows us to net changes in the investment and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. During the nine months ended September 30, 2016 and 2015, net realized gains were not significant. We recognized net unrealized losses of $160 during the nine months ended September 30, 2016 and $333 during the nine months ended September 30, 2015.

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

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2016	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Available-for-sale marketable securities (funds held for customers)	$16,066	$—	$16,066	$—
Long-term investment in mutual funds	1,868	1,868	—	—
Derivative liabilities	(109)	—	(109)	—
Accrued contingent consideration	(4,276)	—	—	(4,276)

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

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the nine months ended September 30, 2016.

Changes in accrued contingent consideration during the nine months ended September 30, 2016 were as follows:

(in thousands)	Nine Months Ended September 30, 2016
Balance, December 31, 2015	$5,861
Change in fair value	(448)
Payments	(1,137)
Balance, September 30, 2016	$4,276

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$80,065	$80,065	$80,065	$—	$—
Cash (funds held for customers)	76,104	76,104	76,104	—	—
Loans and notes receivable from distributors	23,329	21,290	—	—	21,290
Long-term debt(1)	615,985	624,758	—	624,758	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2015		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$62,427	$62,427	$62,427	$—	$—
Cash (funds held for customers)	38,276	38,276	38,276	—	—
Loans and notes receivable from distributors	25,745	23,383	—	—	23,383
Long-term debt(1)	626,909	641,000	—	641,000	—

(1) Amounts exclude capital lease obligations.

Note 9: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2016	2015	2016	2015
Severance accruals	$1,824	$1,443	$3,870	$3,493
Severance reversals	(198)	(282)	(666)	(976)
Operating lease obligations	—	88	—	88
Net restructuring accruals	1,626	1,249	3,204	2,605
Other costs	432	489	939	551
Net restructuring charges	$2,058	$1,738	$4,143	$3,156
Number of employees included in severance accruals	55	50	120	200

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Total cost of revenue	$65	$233	$136	$418
Operating expenses	1,993	1,505	4,007	2,738
Net restructuring charges	$2,058	$1,738	$4,143	$3,156

During the nine months ended September 30, 2016 and September 30, 2015, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continue to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,648 as of September 30, 2016 and $3,864 as of December 31, 2015 are included in accrued liabilities in the consolidated balance sheets. The majority of the employee reductions are expected to be completed by the fourth quarter of 2016, and we expect most of the related severance payments to be paid by mid-2017, utilizing cash from operations. The remaining payments due under operating lease obligations will be paid by the end of 2016. As of September 30, 2016, approximately 25 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2014 initiatives	2015 initiatives	2016 initiatives	Total
Balance, December 31, 2015	$176	$3,688	$—	$3,864
Restructuring charges	—	78	3,792	3,870
Restructuring reversals	(111)	(465)	(90)	(666)
Payments	(65)	(2,989)	(1,366)	(4,420)
Balance, September 30, 2016	$—	$312	$2,336	$2,648
Cumulative amounts:
Restructuring charges	$8,242	$6,205	$3,792	$18,239
Restructuring reversals	(1,444)	(923)	(90)	(2,457)
Payments	(6,798)	(4,970)	(1,366)	(13,134)
Balance, September 30, 2016	$—	$312	$2,336	$2,648

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate	Small Business Services	Financial Services	Total
Balance, December 31, 2015	$1,023	$884	$—	$1,859	$56	$42	$3,864
Restructuring charges	1,979	768	135	929	59	—	3,870
Restructuring reversals	(255)	(50)	(2)	(359)	—	—	(666)
Payments	(1,457)	(922)	(85)	(1,811)	(103)	(42)	(4,420)
Balance, September 30, 2016	$1,290	$680	$48	$618	$12	$—	$2,648
Cumulative amounts(1):
Restructuring charges	$7,704	$5,027	$171	$4,940	$344	$53	$18,239
Restructuring reversals	(1,455)	(361)	(4)	(637)	—	—	(2,457)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(5,000)	(3,972)	(119)	(3,658)	(332)	(53)	(13,134)
Balance, September 30, 2016	$1,290	$680	$48	$618	$12	$—	$2,648

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest cost	$780	$859	$2,339	$2,578
Expected return on plan assets	(1,834)	(1,958)	(5,501)	(5,875)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	949	780	2,848	2,340
Net periodic benefit income	$(460)	$(674)	$(1,380)	$(2,023)

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2016	December 31, 2015
6.0% senior notes due November 15, 2020, principal amount	$200,000	$200,000
Less unamortized debt issuance costs	(1,906)	(2,249)
Cumulative change in fair value of hedged debt (Note 7)	(109)	(4,842)
6.0% senior notes, carrying value	197,985	192,909
Amount drawn on credit facility	418,000	434,000
Long-term portion of capital lease obligations	805	1,064
Long-term portion of debt	616,790	627,973
Capital lease obligations due within one year	951	1,045
Total debt	$617,741	$629,018

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

In November 2012, we issued $200,000 of 6.0% senior notes maturing on November 15, 2020. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on April 3, 2013. Interest payments are due each May and November. The notes are guaranteed by certain of our subsidiaries and place a limitation on restricted payments, including share repurchases and increases in dividend levels. The limitation on restricted payments does not apply if the notes are upgraded to an investment-grade credit rating. Financial information for the guarantor subsidiaries can be found in Note 15. Proceeds from the offering, net of offering costs, were $196,340. These proceeds were used to retire our senior notes that were due in June 2015. In October 2016, we issued a notice to redeem all of these notes on November 15, 2016 at a redemption price of 103% of the principal amount. The fair value of these notes was $206,758 as of September 30, 2016, based on quoted prices that are directly observable. As discussed in Note 7, we entered into interest rate swaps to hedge these notes.

In March 2011, we issued $200,000 of 7.0% senior notes that were scheduled to mature on March 15, 2019. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the SEC via a registration statement that became effective on January 10, 2012. Proceeds from the offering, net of offering costs, were $196,195. These proceeds were used to retire a portion of our senior, unsecured notes due in 2012. In March 2015, we retired all of these notes, realizing a loss on early debt extinguishment of $8,917 during the nine months ended September 30, 2015, consisting of a contractual call premium and the write-off of related debt issuance costs. This retirement was funded utilizing our credit facility and a short-term bank loan that we have since repaid.

We had capital lease obligations of $1,756 as of September 30, 2016 and $2,109 as of December 31, 2015 related to information technology hardware. The lease obligations will be paid through August 2020. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

As of September 30, 2016, we had a $525,000 revolving credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. As of September 30, 2016, $418,000 was drawn on our revolving credit facility at a weighted-average interest rate of 1.95%. As of December 31, 2015, $434,000

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

was drawn on our revolving credit facility at a weighted-average interest rate of 1.89%. In September 2016, we amended the credit agreement governing our credit facility to include a new term loan facility in the aggregate principal amount of $200,000 in order to retire our senior notes due in 2020, which we expect to redeem on November 15, 2016. The term loan facility will be fully drawn on the date that it is funded and amounts repaid may not be reborrowed. Interest will be calculated at a variable rate and will be paid quarterly. Aggregate principal payments of $21,250 will be due in 2017 and $26,250 will be due in 2018, with the remainder due in February 2019 at the expiration of the credit agreement. We may prepay the term loan in full or in part at our discretion.

All borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

In March 2015, we entered into a $75,000 short-term variable rate bank loan. Proceeds from this loan, net of related costs, were $74,880 and were used, along with a draw on our credit facility, to retire all $200,000 of our 7.0% senior notes that were scheduled to mature on March 15, 2019. During December 2015, we elected to repay this loan in full.

Daily average amounts outstanding under our credit facility and short-term borrowings were as follows:

(in thousands)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Revolving credit facility:
Daily average amount outstanding	$416,814	$270,063
Weighted-average interest rate	1.91%	1.66%
Short-term bank loan:
Daily average amount outstanding	$—	$47,178
Weighted-average interest rate	—	1.59%

As of September 30, 2016, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(418,000)
Outstanding letters of credit(1)	(12,795)
Net available for borrowing as of September 30, 2016	$94,205

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

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

Accruals for environmental matters were $3,329 as of September 30, 2016 and $5,952 as of December 31, 2015, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. The consolidated statement of comprehensive income for the nine months ended September 30, 2016 included a benefit from environmental matters of $1,759. During the quarter ended June 30, 2016, we reversed a portion of the liability for one of our sold facilities as we determined that it was no longer probable that a portion of the estimated environmental remediation costs for this location would be incurred. Environmental expense was $915 for the nine months ended September 30, 2015.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,766 as of September 30, 2016 and $6,457 as of December 31, 2015. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is accounted for on a present value basis. The difference between the discounted and undiscounted liability was not significant as of September 30, 2016 or December 31, 2015.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 13: Shareholders’ equity

We have an outstanding authorization from our board of directors to purchase up to 10,000 shares of our common stock. This authorization has no expiration date, and 233 shares remained available for purchase under this authorization as of September 30, 2016. During the nine months ended September 30, 2016, we repurchased 733 shares for $44,944.

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

The following is our segment information as of and for the quarters ended September 30, 2016 and 2015:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2016	$298,931	$123,033	$36,956	$—	$458,920
customers:	2015	288,966	110,894	39,956	—	439,816
Operating income:	2016	50,670	28,708	12,914	—	92,292
	2015	51,873	23,364	14,131	—	89,368
Depreciation and amortization	2016	13,315	8,876	868	—	23,059
expense:	2015	11,825	5,979	949	—	18,753
Total assets:	2016	1,075,661	434,374	160,624	270,489	1,941,148
	2015	990,282	270,421	161,636	267,718	1,690,057
Capital asset purchases:	2016	—	—	—	10,031	10,031
	2015	—	—	—	10,242	10,242

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

The following is our segment information as of and for the nine months ended September 30, 2016 and 2015:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2016	$877,384	$374,511	$116,965	$—	$1,368,860
customers:	2015	848,216	335,134	125,958	—	1,309,308
Operating income:	2016	150,776	84,467	40,640	—	275,883
	2015	149,545	69,280	44,713	—	263,538
Depreciation and amortization	2016	38,195	26,888	2,628	—	67,711
expense:	2015	33,265	17,760	3,406	—	54,431
Total assets:	2016	1,075,661	434,374	160,624	270,489	1,941,148
	2015	990,282	270,421	161,636	267,718	1,690,057
Capital asset purchases:	2016	—	—	—	32,215	32,215
	2015	—	—	—	29,549	29,549

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Balance Sheet
(Unaudited)

	September 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$14,019	$902	$66,903	$(1,759)	$80,065
Trade accounts receivable, net	—	109,326	8,435	—	117,761
Inventories and supplies	—	39,175	2,299	—	41,474
Funds held for customers	—	24,031	68,139	—	92,170
Other current assets	6,718	32,934	1,386	—	41,038
Total current assets	20,737	206,368	147,162	(1,759)	372,508
Deferred income taxes	14,754	—	1,749	(14,754)	1,749
Long-term investments	34,156	7,737	—	—	41,893
Property, plant and equipment, net	11,914	66,833	4,920	—	83,667
Assets held for sale	—	—	13,966	—	13,966
Intangibles, net	19,119	283,237	11,522	—	313,878
Goodwill	—	980,142	9,499	—	989,641
Investments in consolidated subsidiaries	1,395,804	108,954	—	(1,504,758)	—
Intercompany receivable	23,164	—	—	(23,164)	—
Other non-current assets	6,549	117,215	82	—	123,846
Total assets	$1,526,197	$1,770,486	$188,900	$(1,544,435)	$1,941,148

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,328	$60,456	$2,810	$(1,759)	$86,835
Accrued liabilities	20,577	149,507	70,553	—	240,637
Long-term debt due within one year	906	—	45	—	951
Total current liabilities	46,811	209,963	73,408	(1,759)	328,423
Long-term debt	616,697	—	93	—	616,790
Deferred income taxes	—	95,508	—	(14,754)	80,754
Intercompany payable	—	22,494	670	(23,164)	—
Other non-current liabilities	12,742	46,717	5,775	—	65,234
Total shareholders' equity	849,947	1,395,804	108,954	(1,504,758)	849,947
Total liabilities and shareholders' equity	$1,526,197	$1,770,486	$188,900	$(1,544,435)	$1,941,148

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$350,454	$14,226	$—	$364,680
Service revenue	36,078	89,355	6,006	(37,199)	94,240
Total revenue	36,078	439,809	20,232	(37,199)	458,920
Cost of products	—	(127,210)	(6,418)	—	(133,628)
Cost of services	(40,487)	(30,363)	(1,934)	40,142	(32,642)
Total cost of revenue	(40,487)	(157,573)	(8,352)	40,142	(166,270)
Gross profit	(4,409)	282,236	11,880	2,943	292,650
Operating expenses	—	(188,768)	(8,647)	(2,943)	(200,358)
Operating (loss) income	(4,409)	93,468	3,233	—	92,292
Interest expense	(5,019)	(4,206)	(1)	4,371	(4,855)
Other income	3,994	919	200	(4,371)	742
(Loss) income before income taxes	(5,434)	90,181	3,432	—	88,179
Income tax benefit (provision)	4,592	(33,138)	(970)	—	(29,516)
(Loss) income before equity in earnings of consolidated subsidiaries	(842)	57,043	2,462	—	58,663
Equity in earnings of consolidated subsidiaries	59,505	2,462	—	(61,967)	—
Net income	$58,663	$59,505	$2,462	$(61,967)	$58,663
Comprehensive income	$57,824	$58,614	$1,212	$(59,826)	$57,824

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Quarter Ended September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$345,820	$15,961	$—	$361,781
Service revenue	28,005	72,419	6,709	(29,098)	78,035
Total revenue	28,005	418,239	22,670	(29,098)	439,816
Cost of products	—	(124,910)	(7,684)	—	(132,594)
Cost of services	(29,218)	(24,016)	(2,272)	28,798	(26,708)
Total cost of revenue	(29,218)	(148,926)	(9,956)	28,798	(159,302)
Gross profit	(1,213)	269,313	12,714	(300)	280,514
Operating expenses	—	(182,823)	(8,623)	300	(191,146)
Operating (loss) income	(1,213)	86,490	4,091	—	89,368
Interest expense	(4,126)	(4,126)	—	3,865	(4,387)
Other income	3,737	746	301	(3,865)	919
(Loss) income before income taxes	(1,602)	83,110	4,392	—	85,900
Income tax benefit (provision)	3,382	(31,341)	(1,024)	—	(28,983)
(Loss) income before equity in earnings of consolidated subsidiaries	1,780	51,769	3,368	—	56,917
Equity in earnings of consolidated subsidiaries	55,137	3,368	—	(58,505)	—
Net income	$56,917	$55,137	$3,368	$(58,505)	$56,917
Comprehensive income	$52,680	$50,857	$(1,181)	$(49,676)	$52,680

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Comprehensive Income
(Unaudited)

	Nine Months Ended September 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Product revenue	$—	$1,048,288	$42,398	$—	$1,090,686
Service revenue	103,173	263,292	18,241	(106,532)	278,174
Total revenue	103,173	1,311,580	60,639	(106,532)	1,368,860
Cost of products	—	(372,165)	(18,996)	—	(391,161)
Cost of services	(115,810)	(95,125)	(5,600)	117,289	(99,246)
Total cost of revenue	(115,810)	(467,290)	(24,596)	117,289	(490,407)
Gross profit	(12,637)	844,290	36,043	10,757	878,453
Operating expenses	—	(566,081)	(25,732)	(10,757)	(602,570)
Operating (loss) income	(12,637)	278,209	10,311	—	275,883
Interest expense	(14,920)	(11,171)	(2)	10,812	(15,281)
Other income	10,302	1,786	59	(10,812)	1,335
(Loss) income before income taxes	(17,255)	268,824	10,368	—	261,937
Income tax benefit (provision)	11,431	(95,924)	(2,290)	—	(86,783)
(Loss) income before equity in earnings of consolidated subsidiaries	(5,824)	172,900	8,078	—	175,154
Equity in earnings of consolidated subsidiaries	180,978	8,078	—	(189,056)	—
Net income	$175,154	$180,978	$8,078	$(189,056)	$175,154
Comprehensive income	$180,298	$185,966	$11,989	$(197,955)	$180,298

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2016
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash provided by operating activities	$3,734	$196,493	$9,531	$(1,637)	$208,121

Cash flows from investing activities:
Purchases of capital assets	(18,463)	(11,777)	(1,975)	—	(32,215)
Payments for acquisitions, net of cash acquired	—	(64,637)	—	—	(64,637)
Proceeds from company-owned life insurance policies	4,123	—	—	—	4,123
Other	(290)	965	1,655	—	2,330
Net cash used by investing activities	(14,630)	(75,449)	(320)	—	(90,399)
Cash flows from financing activities:
Proceeds from issuing long-term debt	169,000	—	—	—	169,000
Payments on long-term debt, including costs of debt reacquisition	(185,849)	—	(24)	—	(185,873)
Proceeds from issuing shares under employee plans	6,861	—	—	—	6,861
Employee taxes paid for shares withheld	(2,333)	—	—	—	(2,333)
Payments for common shares repurchased	(44,944)	—	—	—	(44,944)
Cash dividends paid to shareholders	(44,127)	—	—	—	(44,127)
Advances from (to) consolidated subsidiaries	121,653	(119,981)	(1,672)	—	—
Other	(533)	(1,101)	—	—	(1,634)
Net cash provided (used) by financing activities	19,728	(121,082)	(1,696)	—	(103,050)
Effect of exchange rate change on cash	—	—	2,966	—	2,966
Net change in cash and cash equivalents	8,832	(38)	10,481	(1,637)	17,638
Cash and cash equivalents, beginning of year	5,187	940	56,422	(122)	62,427
Cash and cash equivalents, end of period	$14,019	$902	$66,903	$(1,759)	$80,065

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Condensed Consolidating Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2015
(in thousands)	Deluxe Corporation	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Total
Net cash (used) provided by operating activities	$(820)	$205,987	$10,852	$3,129	$219,148

Cash flows from investing activities:
Purchases of capital assets	(1,317)	(26,094)	(2,138)	—	(29,549)
Payments for acquisitions, net of cash acquired	(26)	(50,907)	—	—	(50,933)
Proceeds from company-owned life insurance policies	3,973	—	—	—	3,973
Other	(387)	1,182	10	—	805
Net cash provided (used) by investing activities	2,243	(75,819)	(2,128)	—	(75,704)
Cash flows from financing activities:
Proceeds from short-term borrowings	50,000	—	—	—	50,000
Proceeds from issuing long-term debt	276,500	—	—	—	276,500
Payments on long-term debt, including costs of debt reacquisition	(375,279)	—	(12)	—	(375,291)
Proceeds from issuing shares under employee plans	5,492	—	—	—	5,492
Excess tax benefit from share-based employee awards	1,816	—	—	—	1,816
Employee taxes paid for shares withheld	(1,236)	—	—	—	(1,236)
Payments for common shares repurchased	(46,996)	—	—	—	(46,996)
Cash dividends paid to shareholders	(44,965)	—	—	—	(44,965)
Advances from (to) consolidated subsidiaries	132,878	(133,077)	199	—	—
Other	(136)	(92)	(150)	—	(378)
Net cash (used) provided by financing activities	(1,926)	(133,169)	37	—	(135,058)
Effect of exchange rate change on cash	—	—	(7,032)	—	(7,032)
Net change in cash and cash equivalents	(503)	(3,001)	1,729	3,129	1,354
Cash and cash equivalents, beginning of year	8,335	4,342	52,193	(3,329)	61,541
Cash and cash equivalents, end of period	$7,832	$1,341	$53,922	$(200)	$62,895

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in thousands, except per share amounts)

Note 16: Subsequent events

In October 2016, we issued a notice to redeem all $200,000 of our senior notes due in 2020 on November 15, 2016 at a redemption price of 103% of the principal amount. We plan to utilize borrowings under our recently expanded credit facility to fund the redemption (see Note 11). In conjunction with the redemption, we plan to terminate our $200,000 of interest rate swaps (see Note 7).

In October 2016, we acquired selected assets of Data Support Systems, Inc. for aggregate estimated cash payments of $21,000, subject to post-closing adjustments, and including estimated contingent consideration. Data Support Systems is a provider of image-based software for payments reconciliation and back-office case management and will be included in our Financial Services segment. The allocation of the purchase price to the assets acquired and liabilities assumed has not yet been determined.

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

Throughout the past several years, we have focused on opportunities to increase revenue, while maintaining strong operating margins. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our internet capabilities, improving customer segmentation, adding new small business customers, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the captions “Note 6: Acquisitions” and "Note 16: Subsequent events" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). During the remainder of 2016, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue small-to-medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services.

Earnings for the first nine months of 2016, as compared to the first nine months of 2015, benefited from price increases and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for both personal and business checks, due primarily to the continuing decline in check usage, as well as increased investments in revenue growth opportunities.

Certain amounts included in our consolidated balance sheet as of December 31, 2015 and our consolidated statement of cash flows for the first nine months of 2015 have been revised to correct the presentation of borrowings under our credit facility and the related asset for debt issuance costs. Further information can be found under the caption “Note 1: Consolidated financial statements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our Strategies

Details concerning our strategies were provided under the caption "Business Segments" appearing in Item 1 of the 2015 Form 10-K. We made no significant changes to our strategies during the first nine months of 2016.

Consistent with our strategies, during the first nine months of 2016, we acquired selected assets of several businesses and the outstanding common stock of one business in our Small Business Services segment. Further information regarding these acquisitions can be found under the captions "Note 6: Acquisitions" and "Note 16: Subsequent events" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Cost Reduction Initiatives

As discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K, we anticipated that we would realize net cost reductions of approximately $50 million in 2016, as compared to our 2015 results of operations. We are currently on track to realize these cost reductions, primarily from our sales, marketing and fulfillment organizations. Approximately 70% of these savings are expected to impact selling, general and administrative (SG&A) expense, with the remaining 30% affecting cost of revenue.

Outlook for 2016

We anticipate that consolidated revenue will be between $1.850 billion and $1.860 billion for 2016, compared to $1.773 billion for 2015. In Small Business Services, we expect revenue to increase between 4% and 5% compared to 2015 revenue of $1.152 billion. Volume declines in core business products and the negative impact of foreign exchange rates are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, and growth in our marketing solutions and other services offerings, as well as the impact of continued small tuck-in acquisitions. In Financial Services, we expect revenue to increase between 9% and 10% compared to 2015 revenue of $455.4 million. We expect continued growth in marketing solutions and other services, including incremental revenue from the acquisitions of Datamyx in October 2015 and FISC Solutions in December 2015, as well as growth in Wausau Financial Systems and Deluxe Rewards revenue and the impact of small tuck-in acquisitions. We expect these revenue increases to be partially offset by year-over-year secular check order declines of approximately 4%, as well as the impact of expected contract renewal allowances. In Direct Checks, we expect revenue to decline approximately 8%, compared to 2015 revenue of $165.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2016 diluted earnings per share will be between $4.78 and $4.83, including charges of $0.17 per share related to a loss on early debt extinguishment we expect in the fourth quarter of 2016, as well as restructuring costs and transaction costs related to acquisitions. This compares to $4.36 for 2015, which included total charges of $0.23 per share related to the loss on early debt extinguishment in the first quarter of 2015, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of our cost reduction activities will be partially offset by a continued

sluggish economy and increases in medical expenses, material costs and delivery rates, as well as continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We estimate that our annual effective tax rate for 2016 will be approximately 33%, consistent with 33.3% for 2015.

We anticipate that net cash provided by operating activities will be between $315 million and $320 million in 2016, compared to $310 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, contract acquisition and employee medical payments. We anticipate contract acquisition payments of approximately $25 million in 2016, and we estimate that capital spending will be approximately $43 million in 2016, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as possible small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions and continued expansion of our distributor and major accounts channels. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of September 30, 2016, $94.2 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility. In September 2016, we amended the credit agreement governing our credit facility to provide a new term loan facility in the aggregate principal amount of $200.0 million. On November 15, 2016, we expect to use this term loan, as needed, to redeem our remaining senior notes of $200.0 million at a redemption price of 103% of the principal amount. This redemption is expected to result in a loss on early debt extinguishment of approximately $0.11 per diluted share in the fourth quarter of 2016. In conjunction with the redemption, we plan to terminate our $200.0 million of interest rate swaps. We believe our increasing cash flow, strong balance sheet and flexible capital structure position us well to continue advancing our transformation.

BUSINESS CHALLENGES/MARKET RISKS

Information regarding business challenges/market risks was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these items during the first nine months of 2016.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2016	2015	Change	2016	2015	Change
Total revenue	$458,920	$439,816	4.3%	$1,368,860	$1,309,308	4.5%
Orders(1)	12,912	13,198	(2.2%)	39,173	40,110	(2.3%)
Revenue per order	$35.54	$33.32	6.7%	$34.94	$32.64	7.0%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was primarily due to growth in marketing solutions and other services revenue of $21 million for the third quarter of 2016 and $65 million for the first nine months of 2016, including incremental revenue from businesses acquired during 2016 and 2015. Information regarding our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from previous price increases. These revenue increases were partially offset by lower order volume for both personal and business checks, as well as contract renewal allowances within Financial Services.

Service revenue represented 20.3% of total revenue for the first nine months of 2016 and 17.8% for the first nine months of 2015. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Checks	46.9%	49.1%	47.8%	50.4%
Marketing solutions and other services	33.5%	30.1%	32.5%	29.0%
Forms	11.8%	12.1%	11.6%	12.1%
Accessories and other products	7.8%	8.7%	8.1%	8.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the third quarter and first nine months of 2016, as compared to the same periods in 2015, due primarily to the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions in 2016 and 2015. Revenue per order increased for the third quarter and first nine months of 2016, as compared to the same periods in 2015, primarily due to the benefit of previous price increases and favorable product and service mix, partially offset by the impact of Financial Services contract renewal allowances.

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total cost of revenue	$166,270	$159,302	4.4%	$490,407	$467,922	4.8%
Total cost of revenue as a percentage of total revenue	36.2%	36.2%	—	35.8%	35.7%	0.1 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was primarily attributable to the growth in revenue, including an increase in outsourced product costs of $2 million for the third quarter of 2016 and $13 million for the first nine months of 2016, primarily resulting from investments to expand our distributor and major accounts channels. In addition, the businesses acquired in 2015 in our Financial Services segment incurred incremental costs of approximately $4 million for the third quarter of 2016 and $13 million for the first nine months of 2016, and delivery rates and material costs increased in 2016. Partially offsetting these increases in total cost of revenue were the impact of lower order volume for both personal and business checks, as well as manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4 million for the third quarter of 2016 and $12 million for the first nine months of 2016. In addition, during the first nine months of 2016, we reduced by $2 million a liability for environmental remediation costs related to a manufacturing facility which we previously sold.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
SG&A expense	$198,365	$189,641	4.6%	$598,563	$575,110	4.1%
SG&A expense as a percentage of total revenue	43.2%	43.1%	0.1 pts.	43.7%	43.9%	(0.2) pts.

The increase in SG&A expense for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was driven primarily by incremental operating expenses of the businesses we acquired in 2015 in our Financial Services segment of approximately $7 million for the third quarter of 2016 and $21 million for the first nine months of 2016, as well as investments in revenue growth opportunities, including investments to expand our major accounts channel. These increases were partially offset by various expense reduction initiatives of approximately $8 million for the third quarter of 2016 and $21 million for the first nine months of 2016, primarily within our sales and marketing organizations, as well as lower incentive compensation expense.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Net restructuring charges	$1,993	$1,505	$488	$4,007	$2,738	$1,269

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

During the first quarter of 2015, we retired all $200.0 million of our 7.0% senior notes due in March 2019, realizing a pre-tax loss of $8.9 million, consisting of a contractual call premium and the write-off of related debt issuance costs. We funded the retirement utilizing our credit facility and a short-term bank loan that we have since repaid. On November 15, 2016, we expect to redeem all $200.0 million of our senior notes due in 2020 at a redemption price of 103% of the principal amount. This redemption is expected to result in a loss on early debt extinguishment of approximately $0.11 per diluted share in the fourth quarter of 2016.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Interest expense	$4,855	$4,387	10.7%	$15,281	$15,322	(0.3%)
Weighted-average debt outstanding	613,244	516,582	18.7%	618,644	533,940	15.9%
Weighted-average interest rate	3.0%	2.9%	0.1 pts.	3.0%	3.4%	(0.4) pts.

The increase in interest expense for the third quarter of 2016, as compared to the third quarter of 2015, was primarily due to our higher weighted-average debt level in 2016 and the slight increase in our weighted-average interest rate.

The slight decrease in interest expense for the first nine months of 2016, as compared to the first nine months of 2015, was driven by changes in our debt structure. In March 2015, we retired $200.0 million of long-term debt with an interest rate of 7.0%. We utilized our credit facility and a short-term bank loan, which we have since repaid, to fund this redemption. Amounts outstanding under our credit facility carried a weighted-average interest rate of 1.9% during the first nine months of 2016. Partially offsetting the decrease in interest expense resulting from our lower weighted-average interest rate, was our higher weighted-average debt level in 2016.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Income tax provision	$29,516	$28,983	1.8%	$86,783	$82,553	5.1%
Effective income tax rate	33.5%	33.7%	(0.2) pts.	33.1%	34.2%	(1.1) pts.

The decrease in our effective tax rate for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was primarily due to the adoption of Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which reduced income tax expense $0.2 million for the third quarter of 2016 and $1.7 million for the first nine months of 2016. This resulted in a reduction in our effective income tax rate of 0.3 points for the third quarter of 2016 and 0.7 points for the first nine months of 2016. Further information regarding the adoption of this accounting standard can be found under the caption "Note 2: New accounting pronouncements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, our effective tax rate for the third quarter and first nine months of 2016 included the benefit of the federal research and development credit, which we were not able to record in the same periods in 2015, as legislation extending the credit had not yet been enacted. Partially offsetting these decreases in our effective income tax rate for the third quarter of 2016 were a number of individually minor items which increased our effective income tax rate. We expect that our annual effective tax rate for 2016 will be approximately 33%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. During the first nine months of 2016, we closed a call center, a fulfillment facility and a sales office. During 2015, we closed two call centers, a sales office, a warehouse, a fulfillment facility and one facility that contained both fulfillment and call center functions. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2016	2015	2016	2015
Severance accruals	$1,824	$1,443	$3,870	$3,493
Severance reversals	(198)	(282)	(666)	(976)
Operating lease obligations	—	88	—	88
Net restructuring accruals	1,626	1,249	3,204	2,605
Other costs	432	489	939	551
Net restructuring charges	$2,058	$1,738	$4,143	$3,156
Number of employees included in severance accruals	55	50	120	200

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the fourth quarter of 2016, and we expect most of the related severance payments to be paid by mid-2017, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3 million in total cost of revenue and $11 million in SG&A expense in 2016, in comparison to our 2015 results of operations, which represents a portion of the estimated $50 million of total net cost reductions we expect to realize in 2016. Expense reductions consist primarily of labor and facility costs. Information about the other initiatives driving our cost savings can be found in Executive Overview.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$298,931	$288,966	3.4%	$877,384	$848,216	3.4%
Operating income	50,670	51,873	(2.3%)	150,776	149,545	0.8%
Operating margin	17.0%	18.0%	(1.0) pts.	17.2%	17.6%	(0.4) pts.

The increase in total revenue for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was due primarily to growth in marketing solutions and other services revenue of $9 million for the third quarter of 2016 and $26 million for the first nine months of 2016, including incremental revenue from businesses acquired in 2016 and 2015. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. In addition, revenue benefited from previous price increases. These increases in revenue were partially offset by a decrease in business check and forms volume, as well as an unfavorable currency exchange rate impact of $3 million for the first nine months of 2016.

The decrease in operating income for the third quarter of 2016, as compared to the third quarter of 2015, was primarily due to increased investments in revenue growth opportunities, including investments to expand our major accounts channel and brand awareness initiatives, as well as increased delivery rates and material costs in 2016. Partially offsetting these decreases in operating income were price increases, benefits of our cost reduction initiatives and lower incentive compensation expense.

The increase in operating income for the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to price increases and benefits of our cost reduction initiatives. Partially offsetting these increases in operating income were increased investments in revenue growth opportunities, including investments to expand our major accounts channel. In addition, delivery rates and material costs increased in 2016 and commission expense increased approximately $3 million due primarily to increased financial institution commission rates.

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

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$123,033	$110,894	10.9%	$374,511	$335,134	11.7%
Operating income	28,708	23,364	22.9%	84,467	69,280	21.9%
Operating margin	23.3%	21.1%	2.2 pts.	22.6%	20.7%	1.9 pts.

The increase in revenue for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was driven by growth in marketing solutions and other services of $13 million for the third quarter of 2016 and $40 million for the first nine months of 2016, including incremental revenue from the acquisitions of Datamyx LLC and FISC Solutions in 2015 of $11 million for the third quarter of 2016 and $35 million for the first nine months of 2016. In addition, Wausau Financial Systems revenues increased $1 million for the third quarter of 2016 and $5 million for the first nine months of 2016. Information about our acquisitions can be found under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2015 Form 10-K. Additionally, revenue benefited from previous price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of contract renewal allowances.

The increase in operating income for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was primarily due to previous price increases, the benefit of our continuing cost reduction initiatives and compensation expense in 2015 for an earn-out agreement related to a 2013 acquisition. Partially offsetting these increases in operating income was the impact of lower check order volume, contract renewal allowances and increased delivery and material costs in 2016. The operating results of our acquisitions, including acquisition-related amortization, reduced Financial Services' operating margin 2.2 points for the third quarter of 2016 and 2.0 points for the first nine months of 2016.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer® Checks, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Total revenue	$36,956	$39,956	(7.5%)	$116,965	$125,958	(7.1%)
Operating income	12,914	14,131	(8.6%)	40,640	44,713	(9.1%)
Operating margin	34.9%	35.4%	(0.5) pts.	34.7%	35.5%	(0.8) pts.

The decrease in revenue for the third quarter of 2016, as compared to the the third quarter of 2015, was primarily due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the volume decline was higher revenue per order, driven by price increases and other initiatives to improve revenue per order.

The decrease in revenue for the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the volume decline was higher revenue per order, primarily driven by an improved call center incentive plan.

The decrease in operating income for the third quarter and first nine months of 2016, as compared to the same periods in 2015, was due primarily to lower order volume and increased delivery rates and material costs in 2016, as well as increased restructuring costs in 2016. These decreases in operating income were partially offset by the benefits from our cost reduction initiatives, including lower advertising expense, as well as higher revenue per order.

CASH FLOWS AND LIQUIDITY

As of September 30, 2016, we held cash and cash equivalents of $80.1 million. The following table shows our cash flow activity for the nine months ended September 30, 2016 and 2015, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$208,121	$219,148	$(11,027)
Net cash used by investing activities	(90,399)	(75,704)	(14,695)
Net cash used by financing activities	(103,050)	(135,058)	32,008
Effect of exchange rate change on cash	2,966	(7,032)	9,998
Net change in cash and cash equivalents	$17,638	$1,354	$16,284

The $11.0 million decrease in net cash provided by operating activities for the first nine months of 2016, as compared to the first nine months of 2015, was primarily due to a $10.4 million increase in income tax payments, a $7.3 million increase in contract acquisition payments and the payment in 2016 of an incentive related to a 2013 acquisition. These decreases in cash provided by operating activities were partially offset by stronger operating performance and a $4.2 million decrease in interest payments due primarily to the retirement of long-term notes in March 2015.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Income tax payments	$93,993	$83,546	$10,447
Performance-based compensation payments(1)	32,821	31,046	1,775
Contract acquisition payments	17,190	9,843	7,347
Interest payments	12,274	16,497	(4,223)
Incentive payment related to previous acquisition	5,434	—	5,434
Severance payments	4,275	4,420	(145)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2016 was $14.7 million higher than the first nine months of 2015, driven primarily by a $13.7 million increase in payments for acquisitions and a $2.7 million increase in capital asset purchases. Partially offsetting this increase in cash used by investing activities was proceeds from the sale of Canadian marketable securities during 2016.

Net cash used by financing activities for the first nine months of 2016 was $32.0 million lower than the first nine months of 2015 due primarily to a decrease of $189.4 million in payments on long-term debt driven primarily by the 2015 redemption of $200.0 million of long-term notes due in 2019. Partially offsetting this decrease in net cash used by financing activities was a decrease of $157.5 million in amounts borrowed under our credit facility and short-term borrowings, as we utilized these borrowings in 2015 to redeem the long-term notes due in 2019.

Significant cash inflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Proceeds from issuing long-term debt	$169,000	$276,500	$(107,500)
Proceeds from short-term borrowings	—	50,000	(50,000)
Proceeds from issuing shares under employee plans	6,861	5,492	1,369
Proceeds from company-owned life insurance policies	4,123	3,973	150

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2016	2015	Change
Payments on long-term debt, including costs of debt reacquisition	$185,873	$375,291	$(189,418)
Payments for acquisitions, net of cash acquired	64,637	50,933	13,704
Payments for common shares repurchased	44,944	46,996	(2,052)
Cash dividends paid to shareholders	44,127	44,965	(838)
Purchases of capital assets	32,215	29,549	2,666

As of September 30, 2016, our subsidiaries located in Canada held cash and cash equivalents of $65.0 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $6.5 million, based on current federal tax law.

We anticipate that net cash provided by operating activities will be between $315 million and $320 million in 2016, compared to $310 million in 2015, driven by stronger operating performance and lower interest payments, partially offset by higher income tax, contract acquisition and employee medical payments. We anticipate that net cash provided by operating activities in 2016 will be utilized for dividend payments, capital expenditures of approximately $43 million, periodic share repurchases and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of September 30, 2016, $94.2 million was available for borrowing under our revolving credit facility. We believe that cash generated by operating activities, along with availability under our credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures and required interest payments, as well as periodic share repurchases and small-to-medium-sized acquisitions. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility.

CAPITAL RESOURCES

Our total debt was $617.7 million as of September 30, 2016, a decrease of $11.3 million from December 31, 2015. We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. Further information concerning our outstanding debt and related interest rate swaps can be found under the captions “Note 11: Debt” and “Note 7: Derivative financial instruments” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Information regarding our debt service obligations can be found under Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations in the 2015 Form 10-K.

Our capital structure for each period was as follows:

	September 30, 2016		December 31, 2015
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,756	2.3%	$2,109	2.0%	$(353)
Floating interest rate	615,985	3.0%	626,909	2.9%	(10,924)
Total debt	617,741	3.0%	629,018	2.9%	(11,277)
Shareholders’ equity	849,947		745,069		104,878
Total capital	$1,467,688		$1,374,087		$93,601

We have an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. This authorization has no expiration date, and 0.2 million shares remained available for purchase under this authorization as of September 30, 2016. During the first nine months of 2016, we repurchased 0.7 million shares for $44.9 million. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of our previous authorization. The additional authorization also has no expiration date. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

As of September 30, 2016, we had a $525.0 million revolving credit facility, which is scheduled to expire in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. In September 2016, we amended the credit agreement governing our credit facility to include a new term loan facility in the aggregate principal amount of $200.0 million in order to retire our senior notes due in 2020, which we expect to redeem on November 15, 2016. The term loan facility will be fully drawn on the date that it is funded and amounts repaid may not be reborrowed.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2016, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of September 30, 2016, $418.0 million was drawn on our revolving credit facility at a weighted-average interest rate of 2.0%. As of December 31, 2015, $434.0 million was drawn on our revolving credit facility at a weighted-average interest rate of 1.9%. As of September 30, 2016, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(418,000)
Outstanding letters of credit(1)	(12,795)
Net available for borrowing as of September 30, 2016	$94,205

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of September 30, 2016 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the nine months ended September 30, 2016 and 2015 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $17.2 million for the first nine months of 2016 and $9.8 million for the first nine months of 2015. We anticipate cash payments of approximately $25 million for the year ending December 31, 2016.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $12.0 million as of September 30, 2016 and $9.0 million as of December 31, 2015. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $32.3 million as of September 30, 2016 and $29.2 million as of December 31, 2015.

Funds held for customers – Funds held for customers was $92.2 million as of September 30, 2016, an increase of $38.8 million from December 31, 2015. The increase was driven by acquisitions. In December 2015, we acquired FISC Solutions, which provides cash receipt processing services. A portion of the cash receipts are remitted to our clients the business day following receipt. As such, the amounts on-hand are reported as funds held for customers in the consolidated balance sheets, with a corresponding liability included in accrued liabilities. The asset and liability of $18.7 million were recorded as acquisition measurement-period balance sheet adjustments during 2016. In addition, we acquired funds held for customers, and assumed the related liability, of $12.5 million related to the September 2016 acquisition of Payce, Inc., a payroll services provider.

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

A table of our contractual obligations was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no significant changes in these obligations during the first nine months of 2016.

RELATED PARTY TRANSACTIONS

We did not enter into any material related party transactions during the first nine months of 2016 or during 2015.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2015 Form 10-K. There were no changes in these policies during the first nine months of 2016.

During the third quarter of 2016, we completed the annual impairment analysis of goodwill and our indefinite-lived trade name. In completing the 2016 annual goodwill impairment analysis, we elected to perform a qualitative assessment for all of our reporting units to which goodwill is assigned, with one exception. We elected to perform a quantitative analysis for our Financial Services Commercial reporting unit as the previous quantitative analysis completed as of July 31, 2015 indicated that the estimated fair value of this reporting unit exceeded its carrying value by approximately 13%. This relatively small percentage was primarily due to the fact that the reporting unit had been recently acquired.

Our qualitative analysis evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analysis we completed as of July 31, 2014 in which the estimated fair values of our reporting units' net assets exceeded their carrying values by approximate amounts between $74.0 million and $1.13 billion, or by amounts between 47% and 482% above the carrying values of their net assets. In completing our 2016 qualitative analysis, we noted no changes in events or circumstances which would have required us to complete the two-step quantitative goodwill impairment analysis for any of the reporting units analyzed. In addition, the quantitative analysis completed for our Financial Services Commercial reporting unit indicated that its fair value exceeded its carrying value by approximately 49%. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate of 10%. Changes in the reporting unit's results, forecast assumptions and estimates could materially affect the estimation of the fair value of this reporting unit. Total goodwill for this reporting unit was approximately $45.0 million as of September 30, 2016.

In completing the annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment. This assessment indicated that the estimated fair value of the asset exceeded its carrying value of $19.1 million by approximately $32.0 million. In this analysis, we assumed a discount rate of 10.0% and a royalty rate of 1.5%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $3.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $17.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding accounting pronouncements adopted during the first nine months of 2016 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2016, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$418,000	$418,000	2.0%
Long-term notes maturing November 2020(2)	197,985	206,758	5.2%
Capital lease obligations	1,756	1,756	2.3%
Total debt	$617,741	$626,514	3.0%

(1) For the amount drawn on our revolving credit facility, fair value equals carrying value because our interest rate is variable and reflects current market rates. For our long-term notes, fair value is based on significant observable market inputs other than quoted prices in active markets. Capital lease obligations are presented at their carrying amount.

(2) The carrying value has been reduced by unamortized debt issuance costs of $1.9 million and includes a decrease of $0.1 million related to the cumulative change in the fair value of hedged debt.

We have entered into interest rate swaps to hedge against changes in the fair value of a portion of our long-term debt. As of September 30, 2016, interest rate swaps with a notional amount of $200.0 million were designated as fair value hedges. The carrying amount of long-term debt as of September 30, 2016 included a $0.1 million decrease related to adjusting the hedged debt for changes in its fair value. The interest rate swaps outstanding as of September 30, 2016 related to our long-term debt due in 2020 and meet the criteria for using the short-cut method of accounting for a fair value hedge based on the structure of the hedging relationship. As such, changes in the fair value of the derivative and the related long-term debt are equal.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $4.6 million change in interest expense for the first nine months of 2016.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, September 30, 2016 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the third quarter of 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs(1)
July 1, 2016 – July 31, 2016	—	$—	—	452,941
August 1, 2016 – August 31, 2016	62,339	67.10	62,339	390,602
September 1, 2016 – September 30, 2016	157,608	68.40	157,608	232,994
Total	219,947	68.03	219,947	232,994

(1) Amounts do not include shares which may be purchased under an additional authorization approved by our board of directors in May 2016 for the repurchase of up to $300 million of our common stock.

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. This authorization has no expiration date and 232,994 shares remained available for purchase under this authorization as of September 30, 2016. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300 million of our common stock, effective at the conclusion of our previous authorization. This authorization also has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended September 30, 2016, we withheld 1,086 shares in conjunction with the vesting and exercise of equity-based awards.

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
4.1
Amended and Restated Rights Agreement, dated as of December 20, 2006, by and between us and Wells Fargo Bank, National Association, as Rights Agent, which includes as Exhibit A thereto, the Form of Rights Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 21, 2006)

*
4.2
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

*
4.3
Indenture, dated as of November 27, 2012, by and among us, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (including form of 6.000% Senior Notes due 2020) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on November 27, 2012)
*
4.4
Supplemental Indenture, dated as of June 28, 2013, among us, VerticalResponse, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)
*
4.5
Second Supplemental Indenture, dated as of September 25, 2013, among us, ChecksByDeluxe.com, LLC, Direct Checks Unlimited, LLC, Direct Checks Unlimited Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Franchise Systems, Inc., the guarantors listed on the signature pages thereto, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013)
*
4.6
Third Supplemental Indenture, dated as of December 17, 2014, among us, Safeguard Franchise Sales, Inc., Wausau Financial Systems, Inc., the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2014)
*
4.7
Fourth Supplemental Indenture, dated as of March 4, 2015, among us, AccuSource Solutions Corporation, SyncSuite, LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
*
4.8
Fifth Supplemental Indenture, dated as of June 15, 2015, among us, Image Distribution Services, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.14 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)
*
4.9
Sixth Supplemental Indenture, dated as of December 4, 2015, among us, Datamyx LLC, the guarantors listed on the signature pages thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2015)
*
10.1
Omnibus Amendment No. 3 to Credit Agreement, Amendment No. 2 to Pledge and Security Agreement and Waiver, dated as of September 21, 2016, by and among us, our subsidiaries signatory thereto as guarantors, the institutions from time to time parties thereto as lenders, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for itself and the other lenders, including Exhibit A-2 to Omnibus Amendment
Filed herewith
12.1	Statement re: Computation of Ratios	Filed herewith
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Description	Method of Filing
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 28, 2016	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2016	/s/ Edward A. Merritt
Edward A. Merritt Chief Financial Officer, Treasurer and Vice President of Investor Relations (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Omnibus Amendment No. 3 to Credit Agreement, Amendment No. 2 to Pledge and Security Agreement and Waiver, dated as of September 21, 2016, by and among us, our subsidiaries signatory thereto as guarantors, the institutions from time to time parties thereto as lenders, and JPMorgan Chase Bank, N.A., in its capacity as Administrative Agent for itself and the other lenders, including Exhibit A-2 to Omnibus Amendment

12.1	Statement re: Computation of Ratios
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) Condensed Notes to Unaudited Consolidated Financial Statements