Form 10-Q
period 2017-03-31
DELUXE CORP
filed 2017-05-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2017
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
[X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes   [X] No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at April 20, 2017 was 48,501,363.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$85,512	$76,574
Trade accounts receivable (net of allowances for uncollectible accounts of $2,886 and $2,828, respectively)	133,076	152,649
Inventories and supplies	39,650	40,182
Funds held for customers	90,222	87,823
Other current assets	43,063	41,002
Total current assets	391,523	398,230
Deferred income taxes	1,618	1,605
Long-term investments (including $1,670 and $1,877 of investments at fair value, respectively)	42,690	42,240
Property, plant and equipment (net of accumulated depreciation of $349,329 and $349,249, respectively)	83,484	86,896
Assets held for sale	9,627	14,568
Intangibles (net of accumulated amortization of $458,682 and $435,756, respectively)	390,866	409,781
Goodwill	1,105,001	1,105,956
Other non-current assets	137,480	125,062
Total assets	$2,162,289	$2,184,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,000	$106,793
Accrued liabilities	285,432	273,049
Long-term debt due within one year	37,837	35,842
Total current liabilities	410,269	415,684
Long-term debt	701,651	722,806
Deferred income taxes	80,375	85,172
Other non-current liabilities	56,834	79,706
Commitments and contingencies (Notes 11 and 12)

Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2017 – 48,502; December 31, 2016 – 48,546)	48,502	48,546
Retained earnings	913,847	882,795
Accumulated other comprehensive loss	(49,189)	(50,371)
Total shareholders’ equity	913,160	880,970
Total liabilities and shareholders’ equity	$2,162,289	$2,184,338

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2017	2016
Product revenue	$372,174	$366,185
Service revenue	115,592	93,113
Total revenue	487,766	459,298
Cost of products	(132,395)	(130,594)
Cost of services	(46,765)	(33,711)
Total cost of revenue	(179,160)	(164,305)
Gross profit	308,606	294,993
Selling, general and administrative expense	(216,794)	(201,471)
Net restructuring charges	(1,014)	(879)
Asset impairment charge	(5,296)	—
Operating income	85,502	92,643
Interest expense	(4,829)	(5,243)
Other income	558	150
Income before income taxes	81,231	87,550
Income tax provision	(24,165)	(29,448)
Net income	$57,066	$58,102
Comprehensive income	$58,248	$63,192
Basic earnings per share	1.17	1.18
Diluted earnings per share	1.16	1.18
Cash dividends per share	0.30	0.30

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	48,546	$48,546	$—	$882,795	$(50,371)	$880,970
Net income	—	—	—	57,066	—	57,066
Cash dividends	—	—	—	(14,591)	—	(14,591)
Common shares issued	252	252	6,790	—	—	7,042
Common shares repurchased	(204)	(204)	(3,375)	(11,423)	—	(15,002)
Other common shares retired	(92)	(92)	(6,845)	—	—	(6,937)
Fair value of share-based compensation	—	—	3,430	—	—	3,430
Other comprehensive income	—	—	—	—	1,182	1,182
Balance, March 31, 2017	48,502	$48,502	$—	$913,847	$(49,189)	$913,160

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$57,066	$58,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,082	3,731
Amortization of intangibles	25,555	18,148
Asset impairment charge	5,296	—
Amortization of contract acquisition costs	4,967	4,607
Deferred income taxes	(5,014)	(360)
Employee share-based compensation expense	3,701	3,424
Other non-cash items, net	(4,543)	1,600
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	18,955	17,153
Inventories and supplies	(49)	2,015
Other current assets	1,370	(45)
Non-current assets	(1,187)	(414)
Accounts payable	(21,853)	(8,409)
Contract acquisition payments	(6,099)	(9,259)
Other accrued and non-current liabilities	(7,903)	(17,625)
Net cash provided by operating activities	74,344	72,668
Cash flows from investing activities:
Purchases of capital assets	(11,021)	(10,189)
Payments for acquisitions, net of cash acquired	(5,239)	(6,667)
Other	461	(4,152)
Net cash used by investing activities	(15,799)	(21,008)
Cash flows from financing activities:
Proceeds from issuing long-term debt	57,500	46,500
Payments on long-term debt	(77,061)	(64,768)
Proceeds from issuing shares under employee plans	5,013	2,585
Employee taxes paid for shares withheld	(5,548)	(851)
Payments for common shares repurchased	(15,002)	(15,004)
Cash dividends paid to shareholders	(14,591)	(14,740)
Other	(332)	(417)
Net cash used by financing activities	(50,021)	(46,695)
Effect of exchange rate change on cash	414	3,618
Net change in cash and cash equivalents	8,938	8,583
Cash and cash equivalents, beginning of year	76,574	62,427
Cash and cash equivalents, end of period	$85,512	$71,010

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2017, the consolidated statements of comprehensive income for the quarters ended March 31, 2017 and 2016, the consolidated statement of shareholders’ equity for the quarter ended March 31, 2017, and the consolidated statements of cash flows for the quarters ended March 31, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

During the quarter ended June 30, 2016, we identified an error in the balance sheet presentation of borrowings under our revolving credit facility and the related asset for debt issuance costs. These amounts were previously presented as current items in our consolidated balance sheets, and we determined that they should have been presented as non-current due to the February 2019 maturity date for amounts borrowed under our revolving credit facility. This change also corrected the presentation of the cash flows associated with these borrowings. Previously these cash flows were presented on a net basis. The change in the balance sheet presentation requires that they be presented on a gross basis in the consolidated statement of cash flows.

We assessed the materiality of this error on prior periods' financial statements in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the error was not material to any prior annual or interim period and therefore, amendments of previously filed reports were not required. In accordance with ASC 250, we have corrected the error for all prior periods presented by revising the consolidated financial statements appearing herein. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash used by financing activities.

The impact of this revision on our unaudited consolidated statement of cash flows for the quarter ended March 31, 2016 was as follows:

	Quarter Ended March 31, 2016
(in thousands)	As Previously Reported	Adjustment	As Revised
Payments on short-term borrowings	$(18,000)	$18,000	$—
Proceeds from issuing long-term debt	—	46,500	46,500
Payments on long-term debt	(268)	(64,500)	(64,768)

Note 2: New accounting pronouncements

Recently adopted accounting pronouncements – In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt this standard on January 1, 2017. As we have not been required to complete Step 2 of the goodwill impairment test for several years, we do not anticipate that this standard will have an impact on our consolidated financial statements.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. The new guidance is effective for us on January 1, 2018. We are currently in the process of analyzing each of our revenue streams in accordance with the new guidance. We have completed the evaluation of our Direct Checks revenue streams and we do not expect the application of these standards to those revenue streams to have a material impact on our results of operations or financial position. We continue to make progress in our evaluation of the impact of the new standards on our Small Business Services and Financial Services revenue streams. We currently anticipate that we will adopt the standards using the modified retrospective method. This method requires the standard to be applied to existing and future contracts as of the effective date, with an adjustment to opening retained earnings in the year of adoption for the cumulative effect of the change. In addition, we will disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the new guidance as compared with the guidance that was in effect before the change.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. The standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. The guidance is effective for us on January 1, 2020 and requires adoption using a modified retrospective approach. We do not expect the application of this standard to have a significant impact on our results of operations or financial position.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that the service cost component of net periodic benefit expense be recognized in the same income statement caption(s) as other compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the statement of income. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. The guidance is effective for us on January 1, 2018. The reclassification of the other components of net periodic benefit expense will be applied on a retrospective basis. As we will use the practical expedient for adoption outlined in the standard, net periodic benefit income of $2,016 for 2017, $1,841 for 2016 and $2,697 for 2015 will be reclassified from total cost of revenue and selling, general and administrative (SG&A) expense to other income in our consolidated statements of comprehensive income. This represents the entire amount of our net periodic benefit income as there is no service cost associated with our plans. The guidance allowing

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

only the service cost component of net periodic benefit expense to be capitalized will be adopted on a prospective basis. We do not expect this change to have a significant impact on our consolidated financial statements.

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$5,776	$5,861
Semi-finished goods	8,079	7,990
Finished goods	22,677	23,235
Supplies	3,118	3,096
Inventories and supplies	$39,650	$40,182

Available-for-sale securities – Available-for-sale securities included within funds held for customers were comprised of the following:

	March 31, 2017
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$8,003	$—	$—	$8,003
Canadian and provincial government securities	8,440	—	(215)	8,225
Canadian guaranteed investment certificates	7,509	—	—	7,509
Available-for-sale securities	$23,952	$—	$(215)	$23,737

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2017, also included cash of $66,485.

	December 31, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$6,002	$—	$—	6,002
Canadian and provincial government securities	8,320	—	(228)	8,092
Canadian guaranteed investment certificates	7,440	—	—	7,440
Available-for-sale securities	$21,762	$—	$(228)	$21,534

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2016, also included cash of $66,289.

Expected maturities of available-for-sale securities as of March 31, 2017 were as follows:

(in thousands)	Fair value
Due in one year or less	$15,636
Due in two to five years	4,984
Due in six to ten years	3,117
Available-for-sale securities	$23,737

Further information regarding the fair value of available-for-sale securities can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Assets held for sale – Assets held for sale as of March 31, 2017 included the operations of 2 small business distributors. Assets held for sale as of December 31, 2016 included the operations of a small business distributor and a provider of printed and promotional products that was sold during the quarter ended March 31, 2017. Also during the quarter ended March 31, 2017, we sold the operations of an additional small business distributor that previously did not meet the requirements to be reported as assets held for sale in the consolidated balance sheets. We determined that these businesses would be better positioned for long-term growth if they were managed independently. Subsequent to the sales, these businesses are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue will not be impacted by these sales and the impact to our costs is not significant. We entered into notes receivable in conjunction with these sales and we recognized an aggregate net gain of $6,779, which is included in SG&A expense in the consolidated statement of comprehensive income for the quarter ended March 31, 2017.

The businesses sold, as well as those held for sale as of March 31, 2017, were included in our Small Business Services segment and the assets consisted primarily of intangible assets. During the quarter ended March 31, 2017, we recorded a pre-tax asset impairment charge of $5,296 related to one of the small business distributors held for sale. The impairment charge reduced the carrying value of the business to its estimated fair value less costs to sell, based on on-going negotiations for the sale of the business, including multiple offers. We are actively marketing the remaining businesses held for sale and we expect the selling prices will equal or exceed their current carrying values. Net assets held for sale consisted of the following:

(in thousands)	March 31, 2017	December 31, 2016	Balance sheet caption
Current assets	$4	$3	Other current assets
Intangibles	9,045	14,135	Assets held for sale
Goodwill	150	—	Assets held for sale
Other non-current assets	432	433	Assets held for sale
Accrued liabilities	(183)	(146)	Accrued liabilities
Deferred income tax liabilities	(3,490)	(5,697)	Other non-current liabilities
Net assets held for sale	$5,958	$8,728

Intangibles – Intangibles were comprised of the following:

	March 31, 2017			December 31, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	393,595	(318,924)	74,671	385,293	(310,195)	75,098
Customer lists/relationships	301,084	(86,477)	214,607	308,375	(76,276)	232,099
Trade names	68,261	(42,264)	25,997	68,261	(40,857)	27,404
Software to be sold	34,700	(8,034)	26,666	34,700	(7,050)	27,650
Technology-based intangible	31,000	(1,550)	29,450	28,000	—	28,000
Other	1,808	(1,433)	375	1,808	(1,378)	430
Amortizable intangibles	830,448	(458,682)	371,766	826,437	(435,756)	390,681
Intangibles	$849,548	$(458,682)	$390,866	$845,537	$(435,756)	$409,781

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Amortization of intangibles was $25,555 for the quarter ended March 31, 2017 and $18,148 for the quarter ended March 31, 2016. Based on the intangibles in service as of March 31, 2017, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2017	$71,286
2018	79,732
2019	61,175
2020	48,393
2021	39,265

During the quarter ended March 31, 2017, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the quarter ended March 31, 2017:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$8,292	4
Customer lists/relationships	2,415	5
Acquired intangibles	$10,707	4

Information regarding acquired intangibles does not include adjustments recorded during the quarter ended March 31, 2017 for changes in the estimated fair values of intangibles acquired during 2016 through acquisitions. Information regarding these adjustments can be found in Note 6.

Goodwill – Changes in goodwill during the quarter ended March 31, 2017 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2016:
Goodwill, gross	$684,261	$293,189	$148,506	$1,125,956
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	664,261	293,189	148,506	1,105,956
Goodwill resulting from acquisitions	1,198	—	—	1,198
Measurement-period adjustments for previous acquisitions (Note 6)	30	(1,041)	—	(1,011)
Sale of small business distributor (Note 3)	(1,000)	—	—	(1,000)
Reclassification to assets held for sale	(150)	—	—	(150)
Currency translation adjustment	8	—	—	8
Balance, March 31, 2017:
Goodwill, gross	684,347	292,148	148,506	1,125,001
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$664,347	$292,148	$148,506	$1,105,001

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Contract acquisition costs	$64,792	$65,792
Loans and notes receivable from Safeguard distributors	33,754	21,313
Postretirement benefit plan asset	25,894	23,940
Deferred advertising costs	6,630	7,309
Other	6,410	6,708
Other non-current assets	$137,480	$125,062

Changes in contract acquisition costs during the quarters ended March 31, 2017 and 2016 were as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016
Balance, beginning of year	$65,792	$58,792
Additions(1)	4,043	6,792
Amortization	(4,967)	(4,607)
Other	(76)	(25)
Balance, end of period	$64,792	$60,952

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $6,099 for the quarter ended March 31, 2017 and $9,259 for the quarter ended March 31, 2016.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Funds held for customers	$89,130	$86,799
Deferred revenue	45,099	48,049
Acquisition-related liabilities(1)	27,489	12,763
Income tax	27,040	19,708
Wages, including vacation	14,685	8,640
Customer rebates	13,904	16,281
Employee profit sharing/cash bonus	13,256	27,760
Contract acquisition costs due within one year	11,915	12,426
Restructuring due within one year (Note 8)	2,145	4,181
Other	40,769	36,442
Accrued liabilities	$285,432	$273,049

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Contract acquisition costs	$28,286	$29,855
Acquisition-related liabilities(1)	2,996	19,390
Other	25,552	30,461
Other non-current liabilities	$56,834	$79,706

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2017	2016
Earnings per share – basic:
Net income	$57,066	$58,102
Income allocated to participating securities	(406)	(461)
Income available to common shareholders	$56,660	$57,641
Weighted-average shares outstanding	48,324	48,780
Earnings per share – basic	$1.17	$1.18

Earnings per share – diluted:
Net income	$57,066	$58,102
Income allocated to participating securities	(404)	(459)
Re-measurement of share-based awards classified as liabilities	(4)	205
Income available to common shareholders	$56,658	$57,848
Weighted-average shares outstanding	48,324	48,780
Dilutive impact of potential common shares	374	395
Weighted-average shares and potential common shares outstanding	48,698	49,175
Earnings per share – diluted	$1.16	$1.18
Antidilutive options excluded from calculation	270	693

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2017	2016
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	(1)
Net actuarial loss	(909)	(949)	(1)
Total amortization	(554)	(594)	(1)
Tax benefit	165	181	(1)
Total reclassifications, net of tax	$(389)	$(413)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income as presented in Note 10. Net periodic benefit income is included in cost of revenue and SG&A expense in the consolidated statements of comprehensive income, based on the composition of our workforce. A portion of net periodic benefit income is capitalized as a component of labor costs and is included in inventories and intangibles in our consolidated balance sheets.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2017 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2016	$(35,684)	$(213)	$(14,474)	$(50,371)
Other comprehensive income before reclassifications	—	11	782	793
Amounts reclassified from accumulated other comprehensive loss	389	—	—	389
Net current-period other comprehensive income	389	11	782	1,182
Balance, March 31, 2017	$(35,295)	$(202)	$(13,692)	$(49,189)

(1) Other comprehensive income before reclassifications is net of income tax expense of $4.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the quarters ended March 31, 2017 and 2016. The acquisitions completed during the quarter ended March 31, 2017 were cash transactions, funded by net cash provided by operating activities and/or use of our revolving credit facility. We completed these acquisitions to increase our mix of marketing solutions and other services revenue and to reach new customers.
2017 acquisitions – In February 2017, we acquired selected assets of Panthur Pty Ltd (Panthur), an Australian web hosting and domain registration service provider. The preliminary allocation of the purchase price based upon the estimated fair

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

values of the assets acquired and liabilities assumed resulted in non-deductible goodwill of $1,198. The acquisition resulted in goodwill as we expect to utilize Panthur's platform as we selectively expand into foreign markets. We expect to finalize the allocation of the purchase price by mid-2017 when our valuation of the acquired customer list and the determination of its estimated useful life is completed. The operations of this business from its acquisition date are included within our Small Business Services segment. In April 2017, we completed the acquisition of a business which will be included within our Financial Services segment. Further information regarding this acquisition can be found in Note 15.

Also during the quarter ended March 31, 2017, we acquired the operations of several small business distributors which are included in our Small Business Services segment and for which the allocations of the purchase price are complete. The assets acquired consisted primarily of customer list intangible assets. As these small business distributors were previously part of our Safeguard distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant.

Information regarding the useful lives of acquired intangibles and goodwill by reportable segment can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 7. As our acquisitions were immaterial to our reported operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation, as of March 31, 2017, of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2017 acquisitions
Net tangible assets acquired and liabilities assumed	$(528)
Identifiable intangible assets:
Customer lists/relationships	2,415
Internal-use software	345
Total intangible assets	2,760
Goodwill	1,198
Total aggregate purchase price	3,430
Liabilities for holdback payments	(343)
Net cash paid for 2017 acquisitions	3,087
Holdback payments for prior year acquisitions	2,152
Payments for acquisitions, net of cash acquired	$5,239

During the quarter ended March 31, 2017, we finalized the purchase accounting for the acquisitions of Payce, Inc. and Data Support Systems, Inc., which were acquired in 2016, and we adjusted the purchase accounting for First Manhattan Consulting Group, LLC (FMCG Direct), which was acquired in December 2016. We expect to finalize the purchase accounting for FMCG Direct by the third quarter of 2017 when our valuation of several of the acquired assets and liabilities is completed, as well as the determination of the estimated useful lives of the acquired intangibles. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These measurement-period adjustments resulted in a decrease in goodwill of $1,011 during the quarter ended March 31, 2017, with the offset to various assets and liabilities, including other current assets, accounts payable and intangibles. The adjustments for FMCG Direct included an increase of $3,000 in the acquired technology-based intangible and a decrease of $2,000 in the customer list intangible.

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

•	During the first quarter of 2016, we acquired the operations of several small business distributors, all of which were previously part of our Safeguard distributor network.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the quarter ended March 31, 2016, included payments of $5,526 for these acquisitions and $1,141 for holdback payments for prior year acquisitions. Further information regarding our 2016 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Note 7: Fair value measurements

Non-recurring asset impairment analysis – During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5,296 related to a small business distributor classified as held for sale in the consolidated balance sheets. Based on on-going negotiations for the sale of the business, including multiple offers, we determined that the business' carrying value exceeded its estimated fair value less costs to sell of $5,000 (Level 3 fair value measurement) and we reduced the carrying value of the related customer list intangible asset. Further information regarding assets held for sale can be found in Note 3.

2017 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. Information regarding the acquisitions completed during the quarter ended March 31, 2017 can be found in Note 6. The identifiable net assets acquired during the quarter ended March 31, 2017 were comprised primarily of customer list intangible assets. The estimated fair value of the customer lists was calculated by discounting the estimated cash flows expected to be generated by the assets. Key assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale marketable securities (Note 3). The cash equivalents consisted of a money market fund investment which is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale marketable securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2017 and 2016.

We have elected to account for long-term investments in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investments are included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investments, are included in SG&A expense in the consolidated statements of comprehensive income. These investments correspond to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the mutual fund investments. The liability under the plan equals the fair value of the mutual fund investments. Thus, as the value of the investments changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the mutual fund investments allows us to net changes in the investments and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. The fair value of the mutual fund investments is determined by obtaining quoted prices in active markets for the mutual funds. Net unrealized losses recognized during the quarter ended March 31, 2017 and net realized gains recognized during the quarters ended March 31, 2017 and March 31, 2016 were not significant. We recognized net unrealized losses of $377 during the quarter ended March 31, 2016.

We have recorded liabilities for contingent consideration related to certain of our acquisitions, primarily the acquisitions of Verify Valid and a small business distributor during 2015 and the acquisition of Data Support Systems, Inc. during 2016. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. Under the Verify Valid and Data Support Systems agreements, there are no maximum amounts of contingent payments specified, although payments are based on a percentage of the revenue or operating income generated by the business. The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue, gross profit or operating income, as appropria

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

te, and the related probabilities of achieving the forecasted results may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Changes in accrued contingent consideration during the quarter ended March 31, 2017 were as follows:

(in thousands)	Quarter Ended March 31, 2017
Balance, December 31, 2016	$4,682
Change in fair value	452
Payments	(300)
Balance, March 31, 2017	$4,834

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of March 31, 2017	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents (funds held for customers)	$8,003	$8,003	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,734	—	15,734	—
Long-term investments in mutual funds	1,670	1,670	—	—
Accrued contingent consideration	(4,834)	—	—	(4,834)

		Fair value measurements using
	Fair value as of December 31, 2016	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents (funds held for customers)	$6,002	$6,002	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,532	—	15,532	—
Long-term investments in mutual funds	1,877	1,877	—	—
Accrued contingent consideration	(4,682)	—	—	(4,682)

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the quarter ended March 31, 2017.

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

Loans and notes receivable from Safeguard distributors – We have receivables for loans made to certain of our Safeguard distributors. In addition, we have acquired the operations of several small business distributors, which we then sold to our Safeguard distributors. In most cases, we entered into notes receivable upon the sale of the assets. The fair value of these loans and notes receivable is calculated as the present value of expected future cash flows, discounted using an estimated interest rate based on published bond yields for companies of similar risk.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Long-term debt – Information regarding the composition of our long-term debt can be found in Note 11. The carrying amounts reported in the consolidated balance sheets for amounts drawn under our revolving credit facility and our term loan facility, excluding unamortized debt issuance costs, approximate fair value because our interest rates are variable and reflect current market rates.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	March 31, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$85,512	$85,512	$85,512	$—	$—
Cash (funds held for customers)	66,485	66,485	66,485	—	—
Loans and notes receivable from Safeguard distributors	35,580	31,434	—	—	31,434
Long-term debt(1)	737,836	738,750	—	738,750	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$76,574	$76,574	$76,574	$—	$—
Cash (funds held for customers)	66,289	66,289	66,289	—	—
Loans and notes receivable from Safeguard distributors	23,278	21,145	—	—	21,145
Long-term debt(1)	756,963	758,000	—	758,000	—

(1) Amounts exclude capital lease obligations.

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands, except number of employees)	2017	2016
Severance accruals	$1,108	$891
Severance reversals	(399)	(372)
Operating lease obligations	—	59
Net restructuring accruals	709	578
Other costs	284	290
Net restructuring charges	$993	$868
Number of employees included in severance accruals	30	25

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016
Total cost of revenue	$(21)	$(11)
Operating expenses	1,014	879
Net restructuring charges	$993	$868

During the quarters ended March 31, 2017 and March 31, 2016, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $2,145 as of March 31, 2017 and $4,181 as of December 31, 2016 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed by mid-2017, and we expect most of the related severance payments to be paid by the third quarter of 2017, utilizing cash from operations. As of March 31, 2017, approximately 25 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2015 initiatives	2016 initiatives	2017 initiatives	Total
Balance, December 31, 2016	$80	$4,101	$—	$4,181
Restructuring charges	41	238	829	1,108
Restructuring reversals	(42)	(357)	—	(399)
Payments	(79)	(2,522)	(144)	(2,745)
Balance, March 31, 2017	$—	$1,460	$685	$2,145
Cumulative amounts:
Restructuring charges	$6,246	$7,436	$829	$14,511
Restructuring reversals	(972)	(638)	—	(1,610)
Payments	(5,274)	(5,338)	(144)	(10,756)
Balance, March 31, 2017	$—	$1,460	$685	$2,145

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2016	$1,183	$1,341	$7	$1,650	$—	$—	$4,181
Restructuring charges	638	12	—	458	—	—	1,108
Restructuring reversals	(112)	(63)	(4)	(220)	—	—	(399)
Payments	(849)	(847)	(3)	(1,046)	—	—	(2,745)
Balance, March 31, 2017	$860	$443	$—	$842	$—	$—	$2,145
Cumulative amounts(2):
Restructuring charges	$5,485	$3,364	$143	$5,122	$344	$53	$14,511
Restructuring reversals	(782)	(222)	(6)	(600)	—	—	(1,610)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(3,884)	(2,685)	(137)	(3,653)	(344)	(53)	(10,756)
Balance, March 31, 2017	$860	$443	$—	$842	$—	$—	$2,145

(1) As discussed in Note 14, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 14 in accordance with our allocation methodology.

(2) Includes accruals related to our cost reduction initiatives for 2015 through 2017.

Note 9: Income tax provision

Our effective income tax rate for the quarter ended March 31, 2017 was 29.7% compared to our 2016 annual effective tax rate of 32.6%. The decrease was primarily due to the recognition of a tax benefit of 1.4 points in the first quarter of 2017 for the impact of the asset impairment charge which reduced the book basis of the assets relative to our tax basis in the stock of the small business distributor held for sale. Further information regarding the asset impairment charge can be found in Note 7. In addition, tax benefits related to stock-based compensation reduced our 2017 tax rate 2.3 points, compared to 1.2 points for 2016.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a portion of our retired U.S. employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2017	2016
Interest cost	$724	$780
Expected return on plan assets	(1,782)	(1,834)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	909	949
Net periodic benefit income	$(504)	$(460)

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Amount outstanding under term loan facility	$321,750	$330,000
Amount drawn on revolving credit facility	417,000	428,000
Capital lease obligations	1,652	1,685
Long-term debt, principal amount	740,402	759,685
Less unamortized debt issuance costs	(808)	(927)
Less current portion of long-term debt	(37,943)	(35,952)
Long-term debt	701,651	722,806

Current portion of amount drawn under term loan facility	37,125	35,063
Current portion of capital lease obligations	818	889
Long-term debt due within one year, principal amount	37,943	35,952
Less unamortized debt issuance costs	(106)	(110)
Long-term debt due within one year	37,837	35,842
Total debt	$739,488	$758,648

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

As of March 31, 2017, we had a $525,000 revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. As of March 31, 2017, $417,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.44%. As of December 31, 2016, $428,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.22%.

During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate mount of $330,000. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed. As of March 31, 2017, $321,750 was outstanding under the term loan facility at a weighted-average interest rate of 2.48%. As of December 31, 2016, $330,000 was outstanding under the term loan facility at a weighted-average interest rate of 2.27%.

Borrowings under the credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2017	Year Ended December 31, 2016
Revolving credit facility:
Daily average amount outstanding	$440,278	$417,219
Weighted-average interest rate	2.26%	1.93%
Term loan facility:
Daily average amount outstanding	$328,350	$52,381
Weighted-average interest rate	2.29%	1.52%

As of March 31, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(417,000)
Outstanding letters of credit(1)	(10,346)
Net available for borrowing as of March 31, 2017	$97,654

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

The aggregate debt maturities for our revolving line of credit and our term loan facility as of March 31, 2017 were as follows:

(in thousands)	Debt maturities
Remainder of 2017	$26,813
2018	43,313
2019	668,624
Total	$738,750

In addition to amounts outstanding under our credit facility, we had capital lease obligations of $1,652 as of March 31, 2017 and $1,685 as of December 31, 2016 related to information technology hardware. The lease obligations will be paid through December 2020. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Note 12:  Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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

Accruals for environmental matters were $3,140 as of March 31, 2017 and $3,206 as of December 31, 2016, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was $84 for the quarter ended March 31, 2017 and $171 for the quarter ended March 31, 2016.

We purchased an insurance policy during 2002 that covers up to $10,000 of third-party pollution claims through 2032 at certain owned, leased and divested sites. We also purchased an insurance policy during 2009 that covers up to $15,000 of third-party pollution claims through April 2019 at certain other sites. These policies cover liability for claims of bodily injury or property damage arising from pollution events at the covered facilities, as well as remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in these insurance policies. We do not anticipate significant net cash outlays for environmental matters during 2017.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,592 as of March 31, 2017 and $6,999 as of December 31, 2016. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is accounted for on a present value basis. The difference between the discounted and undiscounted liability was not significant as of March 31, 2017 or December 31, 2016.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity during the quarters ended March 31, 2017 and 2016, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity for the period in which the ruling occurs or in future periods.

Note 13: Shareholders’ equity

During the quarter ended March 31, 2017, we repurchased a total of 204 thousand shares for $15,002. A portion of these repurchases were completed under an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. As of December 31, 2016, 65 thousand shares remained available for purchase under this authorization and we completed the purchase of all of these remaining shares during the quarter ended March 31, 2017.

The remainder of the share repurchases completed during the quarter ended March 31, 2017 were completed under an additional authorization from our board of directors for the repurchase of up to $300,000 of our common stock, effective at the

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

conclusion of the previous authorization. This additional authorization has no expiration date and $289,724 remained available for purchase under this authorization as of March 31, 2017.

Note 14: Business segment information

We operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients nationwide, including banks, credit unions and financial services companies. In the case of check supply contracts, once the financial institution relationship is established, consumers may submit their check orders through their financial institution or over the phone or internet. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All three segments operate primarily in the United States. Small Business Services also has operations in Canada, Australia and portions of Europe.

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2016, checks represented 39.1% of our Small Business Services segment's revenue, 53.8% of our Financial Services segment's revenue and 84.1% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. Our marketing products utilize digital printing and web-to-print solutions to provide promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Our web services offerings include logo and web design; hosting and other web services; search engine optimization; and marketing programs, including email, mobile and social media. We also offer fraud protection and security services, online and offline payroll services, and electronic checks ("eChecks"). Our Financial Services segment also offers a suite of financial technology ("FinTech") solutions. These solutions include data-driven marketing solutions, including outsourced marketing campaign targeting and execution; treasury management solutions; and digital enablement solutions, including loyalty and rewards programs.

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2016 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Generally, where costs incurred are directly attributable to a business segment, primarily within the areas of information technology, supply chain, finance and legal, those costs are charged directly to that segment. Because we use a shared services approach for many of our functions, certain costs are not directly attributable to a business segment. These costs are allocated to our business segments based on segment revenue, as revenue is a measure of the relative size and magnitude of each segment and indicates the level of corporate shared services consumed by each segment. Corporate assets are not allocated to the segments and consist of property, plant and equipment; internal-use software; and inventories and supplies related to our corporate shared services functions of manufacturing, information technology and real estate, as well as long-term investments.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2017 and 2016:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external	2017	$308,123	$140,794	$38,849	$—	$487,766
customers:	2016	290,271	127,248	41,779	—	459,298
Operating income:	2017	52,580	20,395	12,527	—	85,502
	2016	51,151	26,725	14,767	—	92,643
Depreciation and amortization	2017	14,216	14,614	807	—	29,637
expense:	2016	12,071	8,938	870	—	21,879
Asset impairment charge:	2017	5,296	—	—	—	5,296
	2016	—	—	—	—	—
Total assets:	2017	1,038,659	648,066	160,105	315,459	2,162,289
	2016	1,000,452	418,437	160,984	252,884	1,832,757
Capital asset purchases:	2017	—	—	—	11,021	11,021
	2016	—	—	—	10,189	10,189

Note 15: Subsequent event

In April 2017, we acquired all of the equity of RDM Corporation (RDM) of Canada for cash consideration of approximately $70,000, net of cash acquired. We funded the acquisition using cash on hand, primarily from our Canadian operations, and our revolving credit facility. RDM is a provider of remote deposit capture software and digital imaging solutions for financial institutions and corporate clients and is part of our growing suite of treasury management solutions. The results of operations of RDM will be included in our Financial Services segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year.

•	Consolidated Results of Operations, Restructuring Costs and Segment Results that includes a more detailed discussion of our revenue and expenses.

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position.

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments.

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Known material risks are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K") and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business. You are further cautioned not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Certain amounts included in our consolidated statement of cash flows for the first quarter of 2016 have been revised to correct the presentation of borrowings under our revolving credit facility. Further information can be found under the caption “Note 1: Consolidated financial statements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

EXECUTIVE OVERVIEW

Checks – We remain one of the largest providers of checks in the United States. During 2016, checks represented 39.1% of our Small Business Services segment's revenue, 53.8% of our Financial Services segment's revenue and 84.1% of our Direct Checks segment's revenue.

Marketing solutions and other services – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. Our marketing products utilize digital printing and web-to-print solutions to provide promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Our web services offerings include logo and web design; hosting and other web services; search engine optimization; and marketing programs, including email, mobile and social media. We also offer fraud protection and security services, online and offline payroll services, and electronic checks ("eChecks"). Our Financial Services segment also offers a suite of financial technology ("FinTech") solutions. These solutions include data-driven marketing solutions, including outsourced marketing campaign targeting and execution; treasury management solutions; and digital enablement solutions, including loyalty and rewards programs.

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins, despite the continuing decline in check and forms usage. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending our sales channel reach, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the captions "Note 6: Acquisitions" and "Note 15: Subsequent event" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. During 2017, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue to assess small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services. A more detailed discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of the 2016 Form 10-K.

Earnings for the first quarter of 2017, as compared to the first quarter of 2016, benefited from price increases, continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, a $6.8 million gain from the sale of two businesses and a lower effective income tax rate in 2017. These increases in earnings were more than offset by volume reductions for personal and business checks and forms due primarily to the continuing decline in check and forms usage, investments in various revenue growth opportunities and an asset impairment charge of $5.3 million related to a business held for sale. In addition legal, performance-based compensation and medical costs increased, as did material and delivery rates.

Business Challenges/Market Risks

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of our 2016 Form 10-K, including discussion of the declining market for checks and business forms, competition, factors affecting our financial institution clients, data security risks, risks related to acquisitions and the impact of economic conditions. All of these factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, marketing solutions and other services revenue, earnings per share, cash provided by operating activities and expected cost savings. There were no significant changes in these factors during the first quarter of 2017.

Cost Reduction Initiatives

We anticipate that we will realize net cost reductions of approximately $45.0 million in 2017, as compared to our 2016 results of operations, primarily from our sales, marketing and fulfillment organizations. Approximately 70% of these savings are expected to impact selling, general and administrative (SG&A) expense, with the remaining 30% affecting cost of revenue. Further information regarding our cost reduction initiatives can be found in the MD&A section of the 2016 Form 10-K.

Outlook for 2017

We anticipate that consolidated revenue will be between $1.945 billion and $1.975 billion for 2017, compared to $1.849 billion for 2016. In Small Business Services, we expect revenue to increase between 3% and 5% compared to 2016 revenue of $1.196 billion. Volume declines in core business products and our strategic decision to eliminate low margin business are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, increased revenue from our marketing solutions and other services offerings and continued small to medium-sized tuck-in acquisitions. In Financial Services, we expect revenue to increase between 15% and 17% compared to 2016 revenue of $500.0 million. We expect increased revenue from marketing solutions and other services, including data-driven marketing solutions and treasury management solutions, as well as continued small to medium-sized tuck-in acquisitions. Our outlook includes incremental revenue from the acquisitions of FMCG Direct and Data Support Systems in the fourth quarter of 2016, as well as revenue of approximately $19.0 million from the April 2017 acquisition of RDM Corporation. We expect these revenue increases to be partially offset by year-over-year secular check order declines of between 5% and 6% and an expected loss of approximately $10.0 million in Deluxe Rewards revenue, primarily due to the loss of Verizon Communications Inc. as a customer. We also expect some impact from pricing pressure. In Direct Checks, we expect revenue to decline approximately 9% compared to 2016 revenue of $153.3 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2017 diluted earnings per share will be between $5.06 and $5.21, including charges of $0.09 per share related to the first quarter asset impairment charge, as well as restructuring costs and transaction costs related to acquisitions. This compares to $4.65 for 2016, which included total charges of $0.32 per share related to a loss on early debt extinguishment in the fourth quarter of 2016, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by the continuing decline in check and forms usage and continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also expect performance-based compensation, material costs and delivery rates to increase. We estimate that our annual effective tax rate for 2017 will be approximately 32.5%, compared to 32.6% for 2016.

We anticipate that net cash provided by operating activities will be between $330.0 million and $350.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax payments. We anticipate contract acquisition payments of approximately $23.0 million in 2017, and we estimate that capital spending will be approximately $45.0 million in 2017, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small to medium-sized acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of March 31, 2017, $97.7 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2017	2016	Change
Total revenue	$487,766	$459,298	6.2%
Orders(1)	12,886	13,289	(3.0%)
Revenue per order	$37.85	$34.56	9.5%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2017, as compared to the first quarter of 2016, was driven by incremental revenue of approximately $38.0 million from acquired businesses. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in our 2016 Form 10-K. In addition, revenue benefited from price increases in our Small Business Services and Financial Services segments. These increases in revenue were partially offset by lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, revenue declined due to continued pricing allowances within Financial Services.

Service revenue represented 23.7% of total revenue for the first quarter of 2017 and 20.3% for the first quarter of 2016. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2017	2016
Checks	45.6%	48.7%
Marketing solutions and other services	35.3%	31.3%
Forms	11.3%	11.7%
Accessories and other products	7.8%	8.3%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2017, as compared to the first quarter of 2016, driven by the impact of the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions. Revenue per order increased for the first quarter of 2017, as compared to the first quarter of 2016, primarily due to the benefit of price increases and favorable product and service mix, partially offset by the impact of Financial Services continued pricing allowances.

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Total cost of revenue	$179,160	$164,305	9.0%
Total cost of revenue as a percentage of total revenue	36.7%	35.8%	0.9 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2017, as compared to the first quarter of 2016, was primarily attributable to the increase in revenue, including incremental costs of approximately $22.0 for acquired businesses. In addition, delivery rates and material costs increased in 2017. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services, and favorable product mix. In addition, total cost of revenue decreased approximately $4.0 million during 2017 due to manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
SG&A expense	$216,794	$201,471	7.6%
SG&A expense as a percentage of total revenue	44.4%	43.9%	0.5 pts.

The increase in SG&A expense for the first quarter of 2017, as compared to the first quarter of 2016, was driven primarily by incremental operating expenses of approximately $16.0 million for acquired businesses, as well as investments in various revenue growth opportunities, including a higher financial institution commission rate and brand awareness initiatives. In addition, Financial Services incurred legal settlement and expenses of $2.5 million, performance-based compensation increased approximately $2.0 million and medical costs increased approximately $1.0 million. These increases were partially offset by various expense reduction initiatives of approximately $7.0 million, primarily within our sales and marketing organizations, and a $6.8 million gain from the sale of two businesses within our Small Business Services segment.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Net restructuring charges	$1,014	$879	$135

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period related primarily to costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Asset Impairment Charge

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Asset impairment charge	$5,296	$—	$5,296

During the first quarter of 2017, we recorded a pre-tax impairment charge of $5.3 million related to a small business distributor classified as held for sale in the consolidated balance sheets. Based on on-going negotiations for the sale of the business, including multiple offers, we determined that the business' carrying value exceeded its estimated fair value less costs to sell of $5.0 million and we reduced the carrying value of the related customer list intangible asset. Further information regarding assets held for sale can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Interest expense	$4,829	$5,243	(7.9%)
Weighted-average debt outstanding	770,374	633,262	21.7%
Weighted-average interest rate	2.3%	2.9%	(0.6) pts.

The decrease in interest expense for the first quarter of 2017, as compared to the first quarter of 2016, was primarily driven by our lower weighted-average interest rate in 2017 resulting from the fourth quarter 2016 retirement of long-term notes which carried a higher interest rate. Partially offsetting this decrease in interest expense was our higher weighted-average debt level in 2017.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Income tax provision	$24,165	$29,448	(17.9%)
Effective income tax rate	29.7%	33.6%	(3.9) pts.

The decrease in our effective tax rate for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to the impact of favorable discrete adjustments, which collectively reduced our 2017 tax rate 4.6 points. These adjustments included tax benefits related to stock-based compensation of $1.9 million, compared to $0.6 million in the first quarter of 2016, as well as the impact of the asset impairment charge which reduced the book basis of the assets relative to our tax basis in the stock of the small business distributor held for sale. We expect that our annual effective tax rate for 2017 will be approximately 32.5%.

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

Net restructuring charges for each period were as follows:

	Quarter Ended March 31,
(in thousands, except number of employees)	2017	2016
Severance accruals	$1,108	$891
Severance reversals	(399)	(372)
Operating lease obligations	—	59
Net restructuring accruals	709	578
Other costs	284	290
Net restructuring charges	$993	$868
Number of employees included in severance accruals	30	25

The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2017, and we expect most of the related severance payments to be paid by the third quarter of 2017, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $2.0 million in total cost of revenue and $14.0 million in SG&A expense in 2017, in comparison to our 2016 results of operations, which represents a portion of the estimated $45.0 million of total net cost reductions we expect to realize in 2017. Expense reductions consist primarily of labor costs. Information about the other initiatives driving our cost savings can be found in the MD&A section of the 2016 Form 10-K.

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

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Total revenue	$308,123	$290,271	6.2%
Operating income	52,580	51,151	2.8%
Operating margin	17.1%	17.6%	(0.5) pts.

The increase in total revenue for the first quarter of 2017, as compared to the first quarter of 2016, was driven by incremental revenue of approximately $18.0 million from acquired businesses, as well as the benefit of price increases. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These increases in revenue were partially offset by lower order volume, primarily related to checks, forms and accessories, as check and forms usage continues to decline.

The increase in operating income for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to price increases, benefits of our cost reduction initiatives and a $6.8 million gain from the sale of two businesses. Partially offsetting these increases in operating income was the lower order volume for checks, forms and accessories; investments in various revenue growth opportunities, including a higher financial institution commission rate and brand awareness initiatives; an asset impairment charge of $5.3 million related to a small business distributor held for sale; higher performance-based compensation and medical costs; and increased material costs and delivery rates in 2017. The results of acquired businesses resulted in a slight decrease in operating income for 2017, including acquisition-related amortization, and resulted in a 1.5 point decrease in operating margin.

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

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Total revenue	$140,794	$127,248	10.6%
Operating income	20,395	26,725	(23.7%)
Operating margin	14.5%	21.0%	(6.5) pts.

The increase in revenue for the first quarter of 2017, as compared to the first quarter of 2016, was driven by growth in marketing solutions and other services of approximately $18.0 million for 2017, including incremental revenue from acquired businesses of approximately $20.0 million, partially offset by a $1.3 million decrease in Deluxe Rewards revenue. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. In addition, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of continued pricing allowances.

The decrease in operating income and operating margin for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to the impact of lower check order volume; continued pricing allowances; legal settlement and expenses of $2.5 million; higher performance-based compensation, medical, delivery and material costs in 2017; and the decline in Deluxe Rewards revenue. Partially offsetting these decreases in operating income were price increases and the benefit of our continuing cost reduction initiatives. While the impact of acquired businesses was slightly positive to operating income for 2017, including acquisition-related amortization, operating margin decreased 2.4 points for 2017 due to acquired businesses.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer Checks®, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Total revenue	$38,849	$41,779	(7.0%)
Operating income	12,527	14,767	(15.2%)
Operating margin	32.2%	35.3%	(3.1) pts.

The decrease in revenue for the first quarter of 2017, as compared to the the first quarter of 2016, was primarily due to a reduction in orders stemming from the continued decline in check usage. Partially offsetting the volume decline was higher revenue per order, primarily driven by various sales initiatives.

The decrease in operating income and operating margin for the first quarter of 2017, as compared to the first quarter of 2016, was due primarily to lower order volume, a shift to the first quarter of marketing spend to optimize response rates, and increased delivery rates and material costs in 2017. These decreases in operating income were partially offset by the benefits from our cost reduction initiatives, as well as higher revenue per order.

CASH FLOWS AND LIQUIDITY

As of March 31, 2017, we held cash and cash equivalents of $85.5 million. The following table shows our cash flow activity for the quarters ended March 31, 2017 and 2016, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$74,344	$72,668	$1,676
Net cash used by investing activities	(15,799)	(21,008)	5,209
Net cash used by financing activities	(50,021)	(46,695)	(3,326)
Effect of exchange rate change on cash	414	3,618	(3,204)
Net change in cash and cash equivalents	$8,938	$8,583	$355

The $1.7 million increase in net cash provided by operating activities for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to cash generated by operations, a $12.0 million decrease in payments for performance-based compensation, the payment in 2016 of an incentive related to a 2013 acquisition and lower contract acquisition payments. These increases in net cash provided by operating activities were partially offset by a $13.2 million increase in income tax payments due to the timing of federal estimated tax payments and the timing of accounts payable payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Income tax payments	$23,234	$10,033	$13,201
Performance-based compensation payments(1)	20,622	32,617	(11,995)
Contract acquisition payments	6,099	9,259	(3,160)
Incentive payment related to previous acquisition	—	5,434	(5,434)
Interest payments	4,301	2,223	2,078
Severance payments	2,745	1,628	1,117

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2017 was $5.2 million lower than the first quarter of 2016, driven primarily by funds of $6.0 million placed into escrow in the first quarter of 2016 for the acquisition of a small business distributor that closed in April 2016.

Net cash used by financing activities for the first quarter of 2017 was $3.3 million higher than the first quarter of 2016 due primarily to a $4.7 million increase in employee taxes paid for shares withheld related to stock-based compensation activity and a net increase in payments on long-term debt of $1.3 million. These increases in cash used by financing activities were partially offset by a $2.4 million increase in cash proceeds from the exercise of stock options.

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016	Change
Net change in debt	$19,561	$18,268	$1,293
Payments for common shares repurchased	15,002	15,004	(2)
Cash dividends paid to shareholders	14,591	14,740	(149)
Purchases of capital assets	11,021	10,189	832
Employee taxes paid for shares withheld	5,548	851	4,697
Payments for acquisitions, net of cash acquired	5,239	6,667	(1,428)

We anticipate that net cash provided by operating activities will be between $330.0 million and $350.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax payments. We anticipate that net cash provided by operating activities in 2017 will be utilized for dividend payments, capital expenditures of approximately $45.0 million, periodic share repurchases and small to medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of March 31, 2017, $97.7 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

As of March 31, 2017, our subsidiaries located in Canada held cash and cash equivalents of $68.9 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $9.0 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small to medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $739.5 million as of March 31, 2017, a decrease of $19.2 million from December 31, 2016. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,652	2.0%	$1,685	2.0%	$(33)
Floating interest rate	737,836	2.5%	756,963	2.2%	(19,127)
Total debt	739,488	2.5%	758,648	2.2%	(19,160)
Shareholders’ equity	913,160		880,970		32,190
Total capital	$1,652,648		$1,639,618		$13,030

During the first quarter of 2017, we repurchased a total of 0.2 million shares for $15.0 million. We had an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during the first quarter of 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of the previous authorization. This additional authorization has no expiration date and $289.7 million remained available for purchase under this authorization as of March 31, 2017. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

As of March 31, 2017, we had a $525.0 million revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate amount of $330.0 million. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of March 31, 2017, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of March 31, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(417,000)
Outstanding letters of credit(1)	(10,346)
Net available for borrowing as of March 31, 2017	$97,654

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION

Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of March 31, 2017 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the quarters ended March 31, 2017 and 2016 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $6.1 million for the first quarter of 2017 and $9.3 million for the first quarter of 2016. We anticipate cash payments of approximately $23 million for the year ending December 31, 2017.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $11.9 million as of March 31, 2017 and $12.4 million as of December 31, 2016. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $28.3 million as of March 31, 2017 and $29.9 million as of December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 12: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first quarter of 2017 or during 2016.

A table of our contractual obligations was provided in the MD&A section of the 2016 Form 10-K. There were no significant changes in these obligations during the first quarter of 2017.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2016 Form 10-K. There were no changes in these policies during the first quarter of 2017.

Information regarding accounting pronouncements adopted during the first quarter of 2017 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2017, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$417,000	$417,000	2.4%
Amount outstanding under term loan facility	320,836	321,750	2.5%
Capital lease obligations	1,652	1,652	2.0%
Total debt	$739,488	$740,402	2.5%

(1) The carrying amounts reported in the consolidated balance sheets for amounts drawn under our revolving credit facility and our term loan facility, excluding unamortized debt issuance costs, approximate fair value because our interest rates are variable and reflect current market rates. Capital lease obligations are presented at their carrying amount.

Amounts drawn on our revolving credit facility and our term loan facility mature in February 2019. Our capital lease obligations are due through December 2020.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $1.9 million change in interest expense for the first quarter of 2017.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, March 31, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). There have been no significant changes to these risk factors since we filed the 2016 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the first quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2017 – January 31, 2017	41,400	$72.42	41,400	23,894	$300,000,000
February 1, 2017 – February 28, 2017	162,817	73.73	162,817	—	289,724,000
March 1, 2017 – March 31, 2017	—	—	—	—	289,724,000
Total	204,217	73.46	204,217

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during February 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of our previous authorization. This additional authorization has no expiration date and $289.7 million remained available for purchase under this authorization as of March 31, 2017.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended March 31, 2017, we withheld 74,176 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders' meeting on May 2, 2017.

41,826,470 shares were represented (86.3% of the 48,490,627 shares outstanding and entitled to vote at the meeting). Six items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2018 annual meeting of shareholders. The nominees for director and the results of the voting were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	37,229,936	779,138	3,817,396
Cheryl E. Mayberry McKissack	37,104,652	904,422	3,817,396
Don J. McGrath	37,189,853	819,221	3,817,396
Neil J. Metviner	37,381,988	627,086	3,817,396
Stephen P. Nachtscheim	36,359,113	1,649,961	3,817,396
Thomas J. Reddin	37,243,231	765,843	3,817,396
Martyn R. Redgrave	36,028,553	1,980,521	3,817,396
Lee J. Schram	37,410,917	598,157	3,817,396
John L. Stauch	37,503,739	505,335	3,817,396
Victoria A. Treyger	37,556,374	452,700	3,817,396

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting (or "say-on-pay" vote):

For:	35,769,187
Against:	2,110,064
Abstain:	129,823
Broker non-vote:	3,817,396

(3) A non-binding resolution to approve the frequency with which shareholders will consider approving the compensation for our named executive officers (or "say-when-on-pay" vote):

One year:	33,053,365
Two years:	96,696
Three years:	4,759,220
Abstain:	99,793
Broker non-vote:	3,817,396

Based on a determination of our Board of Directors in light of these shareholder voting results, we have decided to conduct say-on-pay votes every one year, until such time as our shareholders are next asked for an advisory vote on the frequency of conducting future say-on-pay votes.

(4) Approval of the Deluxe Corporation 2017 Annual Incentive Plan:

For:	37,201,061
Against:	680,761
Abstain:	127,252
Broker non-vote:	3,817,396

(5) Approval of the Deluxe Corporation 2017 Long-Term Incentive Plan:

For:	35,264,133
Against:	2,647,106
Abstain:	97,835
Broker non-vote:	3,817,396

(6) Ratification of the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2017:

For:	41,114,855
Against:	583,747
Abstain:	127,868

The 2017 Annual Incentive Plan (the “2017 Annual Plan”) rewards executive officers and other key employees if specific, objective, predetermined performance goals are achieved during a performance period. The 2017 Annual Plan is substantially similar to our 2012 Annual Incentive Plan. The 2017 Annual Plan is designed so that certain compensation paid under the 2017 Plan will be deductible on our income tax returns to the extent permissible under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). The 2017 Plan expires on December 31, 2022.

The 2017 Long-Term Incentive Plan (the “2017 Long-Term Plan”) makes 5 million shares available for awards under the 2017 Long-Term Plan, plus the shares remaining under the our 2012 Long-Term Incentive Plan. The 2017 Long-Term Plan is substantially similar to our 2012 Long-Term Incentive Plan. The 2017 Long-Term Plan is designed to promote our interests and those of our shareholders by incenting management personnel to put forth maximum efforts for the success of our business and afford such personnel an opportunity to acquire ownership interests in Deluxe Corporation. Upon approval of the 2017 Plan, the 2012 Plan terminated with respect to future awards. Awards can be granted in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance share awards and dividend equivalents.

The foregoing descriptions of the 2017 Annual Plan and the 2017 Long-Term Plan are qualified by reference to the more detailed descriptions of the plans in the proxy statement filed in connection with the annual meeting, and by reference to the plan documents filed as exhibits to the proxy statement.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 5, 2017	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2017	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2017, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016, and (v) Condensed Notes to Unaudited Consolidated Financial Statements