Form 10-Q
period 2017-06-30
DELUXE CORP
filed 2017-07-31
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2017
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
[ ] Yes   [X] No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, at July 19, 2017 was 48,354,273.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34,780	$76,574
Trade accounts receivable (net of allowances for uncollectible accounts of $3,117 and $2,828, respectively)	139,332	152,649
Inventories and supplies	41,434	40,182
Funds held for customers	86,824	87,823
Other current assets	51,909	41,002
Total current assets	354,279	398,230
Deferred income taxes	2,718	1,605
Long-term investments (including $1,694 and $1,877 of investments at fair value, respectively)	41,851	42,240
Property, plant and equipment (net of accumulated depreciation of $353,035 and $349,249, respectively)	84,279	86,896
Assets held for sale	1,089	14,568
Intangibles (net of accumulated amortization of $481,703 and $435,756, respectively)	405,964	409,781
Goodwill	1,134,712	1,105,956
Other non-current assets	143,863	125,062
Total assets	$2,168,755	$2,184,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,248	$106,793
Accrued liabilities	272,167	273,049
Long-term debt due within one year	39,801	35,842
Total current liabilities	409,216	415,684
Long-term debt	680,652	722,806
Deferred income taxes	78,665	85,172
Other non-current liabilities	51,233	79,706
Commitments and contingencies (Notes 10 and 11)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2017 – 48,351; December 31, 2016 – 48,546)	48,351	48,546
Retained earnings	948,216	882,795
Accumulated other comprehensive loss	(47,578)	(50,371)
Total shareholders’ equity	948,989	880,970
Total liabilities and shareholders’ equity	$2,168,755	$2,184,338

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Product revenue	$363,641	$359,821	$735,815	$726,006
Service revenue	121,591	90,821	237,183	183,934
Total revenue	485,232	450,642	972,998	909,940
Cost of products	(130,591)	(126,939)	(262,986)	(257,533)
Cost of services	(48,623)	(32,893)	(95,388)	(66,604)
Total cost of revenue	(179,214)	(159,832)	(358,374)	(324,137)
Gross profit	306,018	290,810	614,624	585,803
Selling, general and administrative expense	(208,306)	(198,726)	(425,100)	(400,198)
Net restructuring charges	(1,427)	(1,135)	(2,441)	(2,014)
Asset impairment charges	(2,954)	—	(8,250)	—
Operating income	93,331	90,949	178,833	183,591
Interest expense	(5,258)	(5,183)	(10,087)	(10,426)
Other income	746	442	1,304	593
Income before income taxes	88,819	86,208	170,050	173,758
Income tax provision	(29,240)	(27,819)	(53,405)	(57,267)
Net income	$59,579	$58,389	$116,645	$116,491
Comprehensive income	$61,190	$59,282	$119,438	$122,474
Basic earnings per share	1.23	1.19	2.40	2.37
Diluted earnings per share	1.22	1.18	2.38	2.36
Cash dividends per share	0.30	0.30	0.60	0.60

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	48,546	$48,546	$—	$882,795	$(50,371)	$880,970
Net income	—	—	—	116,645	—	116,645
Cash dividends	—	—	—	(29,156)	—	(29,156)
Common shares issued	316	316	7,627	—	—	7,943
Common shares repurchased	(419)	(419)	(7,581)	(22,068)	—	(30,068)
Other common shares retired	(92)	(92)	(6,870)	—	—	(6,962)
Fair value of share-based compensation	—	—	6,824	—	—	6,824
Other comprehensive income	—	—	—	—	2,793	2,793
Balance, June 30, 2017	48,351	$48,351	$—	$948,216	$(47,578)	$948,989

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$116,645	$116,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,223	7,561
Amortization of intangibles	51,828	37,091
Asset impairment charges	8,250	—
Amortization of contract acquisition costs	9,588	9,485
Deferred income taxes	(6,942)	(1,032)
Employee share-based compensation expense	7,309	6,865
Other non-cash items, net	(2,983)	2,829
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	15,401	14,038
Inventories and supplies	637	3,924
Other current assets	(2,779)	1,268
Non-current assets	(1,776)	(1,723)
Accounts payable	(12,063)	(4,487)
Contract acquisition payments	(10,937)	(14,341)
Other accrued and non-current liabilities	(28,823)	(49,703)
Net cash provided by operating activities	151,578	128,266
Cash flows from investing activities:
Purchases of capital assets	(22,788)	(22,184)
Payments for acquisitions, net of cash acquired	(77,553)	(28,497)
Proceeds from sales of marketable securities	3,500	1,635
Proceeds from company-owned life insurance policies	—	3,053
Other	739	452
Net cash used by investing activities	(96,102)	(45,541)
Cash flows from financing activities:
Proceeds from issuing long-term debt	168,000	107,000
Payments on long-term debt	(207,052)	(128,584)
Proceeds from issuing shares under employee plans	5,914	4,193
Employee taxes paid for shares withheld	(5,572)	(2,260)
Payments for common shares repurchased	(30,068)	(29,981)
Cash dividends paid to shareholders	(29,156)	(29,446)
Other	(511)	(417)
Net cash used by financing activities	(98,445)	(79,495)
Effect of exchange rate change on cash	1,175	3,935
Net change in cash and cash equivalents	(41,794)	7,165
Cash and cash equivalents, beginning of year	76,574	62,427
Cash and cash equivalents, end of period	$34,780	$69,592

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2017, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2017 and 2016, the consolidated statement of shareholders’ equity for the six months ended June 30, 2017, and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Amounts within the cash flows from investing activities section of the consolidated statement of cash flows for the six months ended June 30, 2016 have been modified to conform to the current year presentation. This change presents proceeds from sales of marketable securities separately. In the previous year, this item was included within the other caption.

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

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that the service cost component of net periodic benefit expense be recognized in the same statement of comprehensive income caption(s) as other compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the statement of comprehensive income. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. The guidance is effective for us on January 1, 2018. The reclassification of the other components of net periodic benefit expense will be applied on a retrospective basis. As we will use the practical expedient for adoption outlined in the standard, annual net periodic benefit income of $2,016 for 2017, $1,841 for 2016 and $2,697 for 2015 will be reclassified from total cost of revenue and selling, general and administrative (SG&A) expense to other income in our consolidated statements of comprehensive income. This represents the entire amount of our net periodic benefit income as there is no service cost associated with our plans. The guidance allowing only the service cost component of net periodic benefit expense to be capitalized will be adopted on a prospective basis, and we do not expect this change to have a significant impact on our results of operations or financial position.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. The guidance is effective for us on January 1, 2018 and is required to be applied prospectively to awards modified on or after the effective date. Historically, modifications to our share-based payment awards have been rare. As such, we do not expect the application of this standard to have a significant impact on our results of operations or financial position.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$8,090	$5,861
Semi-finished goods	8,166	7,990
Finished goods	22,077	23,235
Supplies	3,101	3,096
Inventories and supplies	$41,434	$40,182

Available-for-sale securities – Available-for-sale securities included within funds held for customers were comprised of the following:

	June 30, 2017
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$7,000	$—	$—	$7,000
Canadian and provincial government securities	8,709	—	(298)	8,411
Canadian guaranteed investment certificates	7,714	—	—	7,714
Available-for-sale securities	$23,423	$—	$(298)	$23,125

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2017, also included cash of $63,699.

	December 31, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$6,002	$—	$—	$6,002
Canadian and provincial government securities	8,320	—	(228)	8,092
Canadian guaranteed investment certificates	7,440	—	—	7,440
Available-for-sale securities	$21,762	$—	$(228)	$21,534

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2016, also included cash of $66,289.

Expected maturities of available-for-sale securities as of June 30, 2017 were as follows:

(in thousands)	Fair value
Due in one year or less	$14,722
Due in two to five years	4,954
Due in six to ten years	3,449
Available-for-sale securities	$23,125

Further information regarding the fair value of available-for-sale securities can be found in Note 7.

Assets held for sale – Assets held for sale as of June 30, 2017 included the operations of a small business distributor, as well as assets associated with certain custom printing activities. Assets held for sale as of December 31, 2016 included the operations of a small business distributor that was sold during the second quarter of 2017 and a provider of printed and

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

promotional products that was sold during the first quarter of 2017. Also during the first quarter of 2017, we sold the operations of an additional small business distributor that previously did not meet the requirements to be reported as assets held for sale in the consolidated balance sheets. We determined that these businesses would be better positioned for long-term growth if they were managed independently. Subsequent to the sales, these businesses are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue is not impacted by these sales and the impact to our costs is not significant. We entered into aggregate notes receivable of $20,435 in conjunction with these sales (non-cash investing activity) and we recognized an aggregate net gain of $6,779, which is included in SG&A expense in the consolidated statement of comprehensive income for the six months ended June 30, 2017.

The businesses sold during the first half of 2017, as well as those held for sale as of June 30, 2017, were included in our Small Business Services segment and their net assets consisted primarily of intangible assets. During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5,296 related to one of the sold small business distributors. This impairment charge reduced the carrying value of the business to its estimated fair value less costs to sell, based on on-going negotiations for the sale of the business, including multiple offers. During the second quarter of 2017, we recorded an additional pre-tax asset impairment charge of $2,954 as we finalized the sale of this business.

We are actively marketing the remaining assets held for sale and we expect the selling prices will equal or exceed their current carrying values. Net assets held for sale consisted of the following:

(in thousands)	June 30, 2017	December 31, 2016	Balance sheet caption
Current assets	$—	$3	Other current assets
Intangibles	808	14,135	Assets held for sale
Goodwill	281	—	Assets held for sale
Other non-current assets	—	433	Assets held for sale
Accrued liabilities	—	(146)	Accrued liabilities
Deferred income tax liabilities	—	(5,697)	Other non-current liabilities
Net assets held for sale	$1,089	$8,728

Intangibles – Intangibles were comprised of the following:

	June 30, 2017			December 31, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	402,945	(328,046)	74,899	385,293	(310,195)	75,098
Customer lists/relationships	326,853	(96,246)	230,607	308,375	(76,276)	232,099
Trade names	68,261	(43,665)	24,596	68,261	(40,857)	27,404
Software to be sold	36,900	(9,091)	27,809	34,700	(7,050)	27,650
Technology-based intangibles	31,800	(3,167)	28,633	28,000	—	28,000
Other	1,808	(1,488)	320	1,808	(1,378)	430
Amortizable intangibles	868,567	(481,703)	386,864	826,437	(435,756)	390,681
Intangibles	$887,667	$(481,703)	$405,964	$845,537	$(435,756)	$409,781

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Amortization of intangibles was $26,273 for the quarter ended June 30, 2017, $18,943 for the quarter ended June 30, 2016, $51,828 for the six months ended June 30, 2017 and $37,091 for the six months ended June 30, 2016. Based on the intangibles in service as of June 30, 2017, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2017	$51,893
2018	88,065
2019	68,673
2020	52,285
2021	42,199

During the six months ended June 30, 2017, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the six months ended June 30, 2017:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$17,421	4
Customer lists/relationships	31,359	8
Software to be sold	2,200	5
Technology-based intangibles	800	3
Acquired intangibles	$51,780	6

Information regarding acquired intangibles does not include adjustments recorded during the six months ended June 30, 2017 for changes in the estimated fair values of intangibles acquired during 2016 through acquisitions. Information regarding these adjustments can be found in Note 6.

Goodwill – Changes in goodwill during the six months ended June 30, 2017 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2016:
Goodwill, gross	$684,261	$293,189	$148,506	$1,125,956
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	664,261	293,189	148,506	1,105,956
Goodwill resulting from acquisitions	1,198	30,909	—	32,107
Measurement-period adjustments for previous acquisitions (Note 6)	30	(2,159)	—	(2,129)
Sale of small business distributor	(1,000)	—	—	(1,000)
Reclassification to assets held for sale	(281)	—	—	(281)
Currency translation adjustment	59	—	—	59
Balance, June 30, 2017:
Goodwill, gross	684,267	321,939	148,506	1,154,712
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	$664,267	$321,939	$148,506	$1,134,712

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Contract acquisition costs	$64,413	$65,792
Loans and notes receivable from Safeguard distributors	39,684	21,313
Postretirement benefit plan asset	27,229	23,940
Deferred advertising costs	6,024	7,309
Other	6,513	6,708
Other non-current assets	$143,863	$125,062

Changes in contract acquisition costs during the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016
Balance, beginning of year	$65,792	$58,792
Additions(1)	8,310	14,913
Amortization	(9,588)	(9,485)
Other	(101)	(50)
Balance, end of period	$64,413	$64,170

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $10,937 for the six months ended June 30, 2017 and $14,341 for the six months ended June 30, 2016.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Funds held for customers	$85,742	$86,799
Deferred revenue	40,677	48,049
Acquisition-related liabilities(1)	23,674	12,763
Income tax	20,410	19,708
Employee profit sharing/cash bonus	19,607	27,760
Wages, including vacation	14,773	8,640
Customer rebates	14,200	16,281
Contract acquisition costs due within one year	13,275	12,426
Restructuring due within one year (Note 8)	1,571	4,181
Other	38,238	36,442
Accrued liabilities	$272,167	$273,049

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Contract acquisition costs	$26,330	$29,855
Acquisition-related liabilities(1)	2,710	19,390
Other	22,193	30,461
Other non-current liabilities	$51,233	$79,706

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per share – basic:
Net income	$59,579	$58,389	$116,645	$116,491
Income allocated to participating securities	(379)	(493)	(785)	(954)
Income available to common shareholders	$59,200	$57,896	$115,860	$115,537
Weighted-average shares outstanding	48,255	48,611	48,287	48,699
Earnings per share – basic	$1.23	$1.19	$2.40	$2.37

Earnings per share – diluted:
Net income	$59,579	$58,389	$116,645	$116,491
Income allocated to participating securities	(378)	(489)	(781)	(948)
Re-measurement of share-based awards classified as liabilities	(41)	88	(46)	293
Income available to common shareholders	$59,160	$57,988	$115,818	$115,836
Weighted-average shares outstanding	48,255	48,611	48,287	48,699
Dilutive impact of potential common shares	325	429	349	412
Weighted-average shares and potential common shares outstanding	48,580	49,040	48,636	49,111
Earnings per share – diluted	$1.22	$1.18	$2.38	$2.36
Antidilutive options excluded from calculation	451	236	451	236

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	710	711	(1)
Net actuarial loss	(909)	(949)	(1,818)	(1,899)	(1)
Total amortization	(554)	(594)	(1,108)	(1,188)	(1)
Tax benefit	165	182	330	363	(1)
Total reclassifications, net of tax	$(389)	$(412)	$(778)	$(825)

(1) Amortization of postretirement benefit plan items is included in the computation of net periodic benefit income as presented in Note 9. Net periodic benefit income is included in cost of revenue and SG&A expense in the consolidated statements of comprehensive income, based on the composition of our workforce. A portion of net periodic benefit income is capitalized as a component of labor costs and is included in inventories and intangibles in our consolidated balance sheets.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2017 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2016	$(35,684)	$(213)	$(14,474)	$(50,371)
Other comprehensive (loss) income before reclassifications	—	(45)	2,060	2,015
Amounts reclassified from accumulated other comprehensive loss	778	—	—	778
Net current-period other comprehensive income (loss)	778	(45)	2,060	2,793
Balance, June 30, 2017	$(34,906)	$(258)	$(12,414)	$(47,578)

(1) Other comprehensive loss before reclassifications is net of income tax benefit of $16.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the quarters or six months ended June 30, 2017 and 2016. The acquisitions completed during the six months ended June 30, 2017 were cash transactions, funded by cash on hand and/or use of our revolving credit facility. We completed these acquisitions to increase our mix of marketing solutions and other services revenue and to reach new customers.
2017 acquisitions – In February 2017, we acquired selected assets of Panthur Pty Ltd (Panthur), an Australian web hosting and domain registration service provider. The allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $1,198 that is not deductible for tax purposes. The acquisition resulted in goodwill as we expect to utilize Panthur's platform as we selectively expand into foreign markets. The operations of this business from its acquisition date are included within our Small Business Services segment.

In April 2017, we acquired all of the equity of RDM Corporation (RDM) of Canada, a provider of remote deposit capture software, hardware and digital imaging solutions for financial institutions and corporate clients. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $30,909 that is not deductible for tax purposes. The acquisition resulted in goodwill as it enhances our suite of treasury management solutions, strengthening our value proposition and improving our market position. We expect to finalize the allocation of the purchase price by the end of 2017 when our valuation of several of the acquired assets and liabilities is completed, as well as the determination of the estimated useful lives of the acquired intangibles. The operations of this business from its acquisition date are included within our Financial Services segment.

Also during the six months ended June 30, 2017, we acquired the operations of several small business distributors which are included in our Small Business Services segment and for which the allocations of the purchase price are complete. The assets acquired consisted primarily of customer list intangible assets. As these small business distributors were previously part of our Safeguard distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Information regarding the useful lives of acquired intangibles and goodwill by reportable segment can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 7. As our acquisitions were immaterial to our reported operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation, as of June 30, 2017, of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2017 acquisitions
Net tangible assets acquired and liabilities assumed(1)	$5,902
Identifiable intangible assets:
Customer lists/relationships	31,359
Software to be sold	2,200
Technology-based intangible	800
Internal-use software	445
Total intangible assets	34,804
Goodwill	32,107
Total aggregate purchase price	72,813
Liabilities for holdback payments	(343)
Net cash paid for 2017 acquisitions	72,470
Holdback payments for prior year acquisitions	5,083
Payments for acquisitions, net of cash acquired of $26,671	$77,553

(1) Net tangible assets acquired consisted primarily of accounts receivable, marketable securities, inventory and accrued liabilities of RDM Corporation.

During the six months ended June 30, 2017, we finalized the purchase accounting for the acquisitions of BNBS, Inc., Payce, Inc., PTM Document Systems, Inc. and Data Support Systems, Inc., which were acquired in 2016, and we adjusted the purchase accounting for First Manhattan Consulting Group, LLC (FMCG Direct), which was acquired in December 2016. We expect to finalize the purchase accounting for FMCG Direct by the third quarter of 2017 when our valuation of certain miscellaneous receivables and liabilities is completed. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These measurement-period adjustments resulted in a decrease in goodwill of $2,129 during the six months ended June 30, 2017, with the offset to various assets and liabilities, including other current assets, accounts payable and intangibles. The adjustments also resulted in an increase of $3,000 in acquired technology-based intangibles and a decrease of $1,924 in customer list intangibles.

During the six months ended June 30, 2016, we completed the following acquisitions:

•	In February 2016, we acquired selected assets of Category 99, Inc., doing business as MacHighway®, a web hosting and domain registration service provider.

•
In March 2016, we acquired selected assets of New England Art Publishers, Inc., doing business as Birchcraft Studios, a supplier of personalized invitations, holiday cards, all-occasion cards and social announcements.

•	In April 2016, we acquired selected assets of 180 Fusion LLC, a digital marketing services provider.

•	In June 2016, we acquired selected assets of L.A.M. Enterprises, Inc., a provider of printed and promotional products.

•	In June 2016, we acquired selected assets of Liquid Web, LLC, a web hosting services provider.

•	In June 2016, we acquired selected assets of National Document Solutions, LLC, a provider of printing, promotional products, office products, scanning and document management solutions.

•	We acquired the operations of several small business distributors, all of which were previously part of our Safeguard distributor network.

Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the six months ended June 30, 2016, included payments of $27,056 for these acquisitions and $1,441 for holdback payments for prior year acquisitions. Further information regarding our 2016 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 7: Fair value measurements

Non-recurring asset impairment analyses – During the six months ended June 30, 2017, we recorded aggregate pre-tax asset impairment charges of $8,250 related to a small business distributor which was classified as held for sale in the consolidated balance sheets prior to its sale during the second quarter of 2017. The impairment charges were calculated based on on-going negotiations for the sale of the business and reduced its carrying value to its fair value less costs to sell of approximately $3,500 (Level 3 fair value measurement) by reducing the carrying value of the related customer list intangible asset. Further information regarding assets held for sale can be found in Note 3.

2017 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. Information regarding the acquisitions completed during the six months ended June 30, 2017 can be found in Note 6. The identifiable net assets acquired during the six months ended June 30, 2017 were comprised primarily of customer list intangible assets. The estimated fair value of the RDM customer list intangible was estimated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The estimated fair value the remainder of our acquired customers lists was calculated by discounting the estimated cash flows expected to be generated by the assets. Key assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale marketable securities (Note 3). The cash equivalents consisted of a money market fund investment which is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale marketable securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2017 and 2016.

We have elected to account for long-term investments in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investments are included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender values of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investments, are included in SG&A expense in the consolidated statements of comprehensive income. These investments correspond to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the mutual fund investments. The liability under the plan equals the fair value of the mutual fund investments. Thus, as the value of the investments changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the mutual fund investments allows us to net changes in the investments and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. The fair value of the mutual fund investments is determined by obtaining quoted prices in active markets for the mutual funds. Net unrealized losses recognized during the six months ended June 30, 2017 and net realized gains recognized during the six months ended June 30, 2017 and June 30, 2016 were not significant. We recognized net unrealized losses of $234 during the six months ended June 30, 2016.

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

Changes in accrued contingent consideration during the six months ended June 30, 2017 were as follows:

(in thousands)	Six Months Ended June 30, 2017
Balance, December 31, 2016	$4,682
Change in fair value	398
Settlements	(479)
Balance, June 30, 2017	$4,601

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of June 30, 2017	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents (funds held for customers)	$7,000	$7,000	$—	$—
Available-for-sale marketable securities (funds held for customers)	16,125	—	16,125	—
Long-term investments in mutual funds	1,694	1,694	—	—
Accrued contingent consideration	(4,601)	—	—	(4,601)

		Fair value measurements using
	Fair value as of December 31, 2016	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents (funds held for customers)	$6,002	$6,002	$—	$—
Available-for-sale marketable securities (funds held for customers)	15,532	—	15,532	—
Long-term investments in mutual funds	1,877	1,877	—	—
Accrued contingent consideration	(4,682)	—	—	(4,682)

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the six months ended June 30, 2017.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Long-term debt – Information regarding the composition of our long-term debt can be found in Note 10. The carrying amounts reported in the consolidated balance sheets for amounts drawn under our revolving credit facility and our term loan facility, excluding unamortized debt issuance costs, approximate fair value because our interest rates are variable and reflect current market rates.

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	June 30, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$34,780	$34,780	$34,780	$—	$—
Cash (funds held for customers)	63,699	63,699	63,699	—	—
Loans and notes receivable from Safeguard distributors	41,645	38,742	—	—	38,742
Long-term debt(1)	718,706	719,500	—	719,500	—

(1) Amounts exclude capital lease obligations.

			Fair value measurements using
	December 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$76,574	$76,574	$76,574	$—	$—
Cash (funds held for customers)	66,289	66,289	66,289	—	—
Loans and notes receivable from Safeguard distributors	23,278	21,145	—	—	21,145
Long-term debt(1)	756,963	758,000	—	758,000	—

(1) Amounts exclude capital lease obligations.

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2017	2016	2017	2016
Severance accruals	$1,240	$1,096	$2,348	$1,987
Severance reversals	(119)	(96)	(518)	(468)
Operating lease obligations	23	—	23	59
Net restructuring accruals	1,144	1,000	1,853	1,578
Other costs	313	217	597	507
Net restructuring charges	$1,457	$1,217	$2,450	$2,085
Number of employees included in severance accruals	20	40	50	65

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Total cost of revenue	$30	$82	$9	$71
Operating expenses	1,427	1,135	2,441	2,014
Net restructuring charges	$1,457	$1,217	$2,450	$2,085

During the quarters and six months ended June 30, 2017 and June 30, 2016, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $1,571 as of June 30, 2017 and $4,181 as of December 31, 2016 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed in the third quarter of 2017, and we expect most of the related severance payments to be paid by the first quarter of 2018, utilizing cash from operations. As of June 30, 2017, approximately 5 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2015 initiatives	2016 initiatives	2017 initiatives	Total
Balance, December 31, 2016	$80	$4,101	$—	$4,181
Restructuring charges	41	304	2,026	2,371
Restructuring reversals	(42)	(401)	(75)	(518)
Payments	(79)	(3,582)	(802)	(4,463)
Balance, June 30, 2017	$—	$422	$1,149	$1,571
Cumulative amounts:
Restructuring charges	$6,246	$7,502	$2,026	$15,774
Restructuring reversals	(972)	(682)	(75)	(1,729)
Payments	(5,274)	(6,398)	(802)	(12,474)
Balance, June 30, 2017	$—	$422	$1,149	$1,571

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2016	$1,183	$1,341	$7	$1,650	$—	$—	$4,181
Restructuring charges	973	702	—	673	23	—	2,371
Restructuring reversals	(170)	(89)	(4)	(255)	—	—	(518)
Payments	(1,403)	(1,397)	(3)	(1,652)	(8)	—	(4,463)
Balance, June 30, 2017	$583	$557	$—	$416	$15	$—	$1,571
Cumulative amounts(2):
Restructuring charges	$5,820	$4,054	$143	$5,337	$367	$53	$15,774
Restructuring reversals	(840)	(248)	(6)	(635)	—	—	(1,729)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(4,438)	(3,235)	(137)	(4,259)	(352)	(53)	(12,474)
Balance, June 30, 2017	$583	$557	$—	$416	$15	$—	$1,571

(1) As discussed in Note 13, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 13 in accordance with our allocation methodology.

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$724	$780	$1,448	$1,559
Expected return on plan assets	(1,782)	(1,834)	(3,564)	(3,667)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	909	949	1,819	1,899
Net periodic benefit income	$(504)	$(460)	$(1,008)	$(920)

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10: Debt

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Amount outstanding under term loan facility	$313,500	$330,000
Amount drawn on revolving credit facility	406,000	428,000
Capital lease obligations	1,747	1,685
Long-term debt, principal amount	721,247	759,685
Less unamortized debt issuance costs	(694)	(927)
Less current portion of long-term debt	(39,901)	(35,952)
Long-term debt	680,652	722,806

Current portion of amount drawn under term loan facility	39,188	35,063
Current portion of capital lease obligations	713	889
Long-term debt due within one year, principal amount	39,901	35,952
Less unamortized debt issuance costs	(100)	(110)
Long-term debt due within one year	39,801	35,842
Total debt	$720,453	$758,648

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

As of June 30, 2017, we had a $525,000 revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. As of June 30, 2017, $406,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.69%. As of December 31, 2016, $428,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.22%.

During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate amount of $330,000. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed. As of June 30, 2017, $313,500 was outstanding under the term loan facility at a weighted-average interest rate of 2.72%. As of December 31, 2016, $330,000 was outstanding under the term loan facility at a weighted-average interest rate of 2.27%.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Six Months Ended June 30,	Year Ended December 31, 2016
Revolving credit facility:
Daily average amount outstanding	$439,895	$417,219
Weighted-average interest rate	2.37%	1.93%
Term loan facility:
Daily average amount outstanding	$324,257	$52,381
Weighted-average interest rate	2.39%	1.52%

As of June 30, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(406,000)
Outstanding letters of credit(1)	(10,361)
Net available for borrowing as of June 30, 2017	$108,639

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

The aggregate debt maturities for our revolving line of credit and our term loan facility as of June 30, 2017 were as follows:

(in thousands)	Debt maturities
Remainder of 2017	$18,563
2018	43,313
2019	657,624
Total	$719,500

In addition to amounts outstanding under our credit facility, we had capital lease obligations of $1,747 as of June 30, 2017 and $1,685 as of December 31, 2016 related to information technology hardware. The lease obligations will be paid through March 2021. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

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

Accruals for environmental matters were $2,830 as of June 30, 2017 and $3,206 as of December 31, 2016, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was $175 for the six months ended June 30, 2017. The consolidated statement of comprehensive income for the six months ended June 30, 2016 included a benefit from environmental matters of $1,874, as we reversed a portion of the liability for one of our sold facilities. During the quarter ended June 30, 2016, we determined that it was no longer probable that a portion of the estimated environmental remediation costs for this location would be incurred.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,931 as of June 30, 2017 and $6,999 as of December 31, 2016. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of June 30, 2017 or December 31, 2016.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity during the six months ended June 30, 2017 and 2016, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity for the period in which the ruling occurs or in future periods.

Note 12: Shareholders’ equity

During the six months ended June 30, 2017, we repurchased a total of 419 thousand shares for $30,068. A portion of these repurchases were completed under an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. As of December 31, 2016, 65 thousand shares remained available for purchase under this authorization and we completed the purchase of all of these remaining shares during the quarter ended March 31, 2017.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The remainder of the share repurchases completed during the six months ended June 30, 2017 were completed under an additional authorization from our board of directors for the repurchase of up to $300,000 of our common stock, effective at the conclusion of the previous authorization. This additional authorization has no expiration date and $274,658 remained available for purchase under this authorization as of June 30, 2017.

Note 13: Business segment information

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

The following is our segment information as of and for the quarters ended June 30, 2017 and 2016:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2017	$302,875	$147,745	$34,612	$—	$485,232
	2016	288,182	124,230	38,230	—	450,642
Operating income:	2017	54,840	26,759	11,732	—	93,331
	2016	48,956	29,034	12,959	—	90,949
Depreciation and amortization expense:	2017	13,439	16,161	814	—	30,414
	2016	12,809	9,074	890	—	22,773
Asset impairment charges:	2017	2,954	—	—	—	2,954
	2016	—	—	—	—	—
Total assets:	2017	1,042,694	697,900	159,246	268,915	2,168,755
	2016	1,023,798	432,152	160,935	252,017	1,868,902
Capital asset purchases:	2017	—	—	—	11,767	11,767
	2016	—	—	—	11,995	11,995

The following is our segment information as of and for the six months ended June 30, 2017 and 2016:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2017	$610,998	$288,539	$73,461	$—	$972,998
	2016	578,453	251,478	80,009	—	909,940
Operating income:	2017	107,421	47,153	24,259	—	178,833
	2016	100,106	55,759	27,726	—	183,591
Depreciation and amortization expense:	2017	27,656	30,774	1,621	—	60,051
	2016	24,881	18,011	1,760	—	44,652
Asset impairment charges:	2017	8,250	—	—	—	8,250
	2016	—	—	—	—	—
Total assets:	2017	1,042,694	697,900	159,246	268,915	2,168,755
	2016	1,023,798	432,152	160,935	252,017	1,868,902
Capital asset purchases:	2017	—	—	—	22,788	22,788
	2016	—	—	—	22,184	22,184

Note 14: Subsequent event

In July 2017, we acquired all of the equity of Digital Pacific Group Pty Limited (Digital Pacific) for cash consideration of approximately $41,000. The acquisition was funded by cash on hand and use of our revolving credit facility. Digital Pacific is a web hosting services provider based in Australia and its results of operations will be included in our Small Business Services segment.

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

Throughout the past several years, we have focused on opportunities to increase revenue and operating income, while maintaining strong operating margins, despite the continuing decline in check and forms usage. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending our sales channel reach, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services offerings. Information about our acquisitions can be found under the captions "Note 6: Acquisitions" and "Note 14: Subsequent event" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. During the remainder of 2017, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of marketing solutions and other services revenue. We also plan to continue to assess small to medium-sized acquisitions that complement our large customer bases, with a focus on marketing solutions and other services. A more detailed discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of the 2016 Form 10-K.

Earnings for the first six months of 2017, as compared to the first six months of 2016, benefited from price increases, continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, a $6.8 million gain from the sale of two businesses and a lower effective income tax rate in 2017. These increases in earnings were partially offset by volume reductions for personal and business checks and forms due primarily to the continuing decline in check and forms usage, pre-tax asset impairment charges of $8.3 million related to a small business distributor sold during the second quarter of 2017, investments in revenue growth opportunities and increased legal costs. In addition, material and delivery rates increased and 2016 results included a benefit of $2.1 million related to an adjustment to our environmental remediation liabilities.

Business Challenges/Market Risks

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of our 2016 Form 10-K, including discussion of the declining market for checks and business forms, competition, factors affecting our financial institution clients, data security risks, risks related to acquisitions and the impact of economic conditions. All of these factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, marketing solutions and other services revenue, earnings per share, cash provided by operating activities and expected cost savings. There were no significant changes in these factors during the first six months of 2017.

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

Outlook for 2017

We anticipate that consolidated revenue will be between $1.955 billion and $1.975 billion for 2017, compared to $1.849 billion for 2016. In Small Business Services, we expect revenue to increase between 3% and 5% compared to 2016 revenue of $1.196 billion. Volume declines in core business products and our strategic decision to eliminate certain low margin business are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, increased revenue from our marketing solutions and other services offerings and continued small to medium-sized tuck-in acquisitions. In Financial Services, we expect revenue to increase between 16% and 18% compared to 2016 revenue of $500.0 million. We expect increased revenue from marketing solutions and other services, including data-driven marketing solutions and treasury management solutions, as well as continued small to medium-sized tuck-in acquisitions. Our outlook includes incremental revenue from the acquisitions of FMCG Direct and Data Support Systems in the fourth quarter of 2016 and RDM Corporation in the second quarter of 2017. We expect these revenue increases to be partially offset by year-over-year secular check order declines of approximately 5% and an expected loss of approximately $9.0 million in Deluxe Rewards revenue, driven by the loss of Verizon Communications Inc. as a customer, as well as pricing adjustments. We also expect some impact from pricing pressure in our check programs. In Direct Checks, we expect revenue to decline approximately 9% compared to 2016 revenue of $153.3 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2017 diluted earnings per share will be between $5.04 and $5.14, including charges of $0.16 per share related to the asset impairment charges, as well as restructuring costs and transaction costs related to acquisitions. This compares to $4.65 for 2016, which included total charges of $0.32 per share related to a loss on early debt extinguishment in the fourth quarter of 2016, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by the continuing decline in check and forms usage and continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also expect material costs and delivery rates to increase. We estimate that our annual effective tax rate for 2017 will be approximately 32.5%, compared to 32.6% for 2016.

We anticipate that net cash provided by operating activities will be between $335.0 million and $345.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and medical payments. We anticipate contract acquisition payments of approximately $27.0 million in 2017, and we estimate that capital spending will be approximately $45.0 million in 2017, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small to medium-sized acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of June 30, 2017, $108.6 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2017	2016	Change	2017	2016	Change
Total revenue	$485,232	$450,642	7.7%	$972,998	$909,940	6.9%
Orders(1)	12,162	12,972	(6.2%)	25,048	26,261	(4.6%)
Revenue per order	$39.90	$34.74	14.9%	$38.85	$34.65	12.1%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter and first six months of 2017, as compared to the same periods in 2016, was driven by incremental revenue from acquired businesses of approximately $46.7 million for the second quarter of 2017 and $84.6 million for the first six months of 2017, as well as price increases in all of our segments. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These increases in revenue were partially offset by lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, revenue declined due to continued pricing allowances within Financial Services.

Service revenue represented 24.4% of total revenue for the first six months of 2017 and 20.2% for the first six months of 2016. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Checks	43.6%	47.9%	44.6%	48.3%
Marketing solutions and other services	38.2%	32.6%	36.8%	32.0%
Forms	10.8%	11.4%	11.0%	11.5%
Accessories and other products	7.4%	8.1%	7.6%	8.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the second quarter and first six months of 2017, as compared to the same periods in 2016, driven by the impact of the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions. Revenue per order increased for the second quarter and first six months of 2017, as compared to the same periods in 2016, primarily due to the benefit of price increases and favorable product and service mix, partially offset by the impact of Financial Services continued pricing allowances.

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Total cost of revenue	$179,214	$159,832	12.1%	$358,374	$324,137	10.6%
Total cost of revenue as a percentage of total revenue	36.9%	35.5%	1.4 pts.	36.8%	35.6%	1.2 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the second quarter and first six months of 2017, as compared to the same periods in 2016, was primarily attributable to the increase in revenue, including incremental costs of acquired businesses of approximately $26.5 million for the second quarter of 2017 and $48.6 million for the first six months of 2017. In addition, delivery rates and material costs increased in 2017, and 2016 results included a benefit of $2.1 million related to an adjustment to our environmental remediation liabilities. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services, and favorable product mix. In addition, total cost of revenue decreased due to manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $3.0 million for the second quarter of 2017 and $7.0 million for the first six months of 2017.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
SG&A expense	$208,306	$198,726	4.8%	$425,100	$400,198	6.2%
SG&A expense as a percentage of total revenue	42.9%	44.1%	(1.2) pts.	43.7%	44.0%	(0.3) pts.

The increase in SG&A expense for the second quarter of 2017, as compared to the second quarter of 2016, was driven primarily by incremental costs of acquired businesses of approximately $17.9 million, as well as investments in various revenue growth opportunities, including higher financial institution commission rates. These increases were partially offset by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations, as well as lower spending on brand awareness initiatives.

The increase in SG&A expense for the first six months of 2017, as compared to the first six months of 2016, was driven primarily by incremental operating expenses of acquired businesses of approximately $34.4 million, as well as investments in various revenue growth opportunities, including higher financial institution commission rates. In addition, Financial Services incurred legal settlement and expenses of $2.5 million in the first quarter of 2017. These increases were partially offset by various expense reduction initiatives of approximately $15.0 million, primarily within our sales and marketing organizations and a $6.8 million gain from the sale of two businesses within our Small Business Services segment.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net restructuring charges	$1,427	$1,135	$292	$2,441	$2,014	$427

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period related primarily to costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Asset Impairment Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Asset impairment charges	$2,954	$—	$2,954	$8,250	$—	$8,250

During the first quarter of 2017, we recorded a pre-tax impairment charge of $5.3 million related to a small business distributor that was sold during the second quarter of 2017. Based on on-going negotiations for the sale of the business, including multiple offers, we determined that the business' carrying value exceeded its estimated fair value less costs to sell and we reduced the carrying value of the related customer list intangible asset. During the second quarter of 2017, we recorded an additional pre-tax impairment charge of $3.0 million as we finalized the sale of this business. Further information regarding assets held for sale can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Interest expense	$5,258	$5,183	1.4%	$10,087	$10,426	(3.3%)
Weighted-average debt outstanding	761,546	614,311	24.0%	765,935	621,501	23.2%
Weighted-average interest rate	2.5%	3.0%	(0.5) pts.	2.4%	2.9%	(0.5) pts.

The slight increase in interest expense for the second quarter of 2017, as compared to the second quarter of 2016, was primarily driven by our higher weighted-average debt level during the quarter, partially offset by the lower weighted-average interest rate in 2017. The decrease in interest expense for the first six months of 2017, as compared to the first six months of 2016, was due to the lower weighted-average interest rate in 2017, partially offset by our higher weighted-average debt level. The reduction in our weighted-average interest rate for both periods resulted from the fourth quarter 2016 retirement of long-term notes which carried a higher interest rate.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Income tax provision	$29,240	$27,819	5.1%	$53,405	$57,267	(6.7%)
Effective income tax rate	32.9%	32.3%	0.6 pts.	31.4%	33.0%	(1.6) pts.

The increase in our effective tax rate for the second quarter of 2017, as compared to the second quarter of 2016, was driven by a number of items, including a $0.5 million benefit in 2016 from the reversal of a foreign deferred tax valuation allowance, as well as tax benefits related to stock-based compensation of $0.6 million for the second quarter of 2017, compared to $1.0 million for the second quarter of 2016.

The decrease in our effective tax rate for the first six months of 2017, as compared to the first six months of 2016, was primarily due to the impact of favorable discrete adjustments, which collectively reduced our 2017 tax rate 2.9 points. These adjustments included the impact of the asset impairment charges which reduced the book basis of the assets relative to our tax basis in the stock of the small business distributor sold during the second quarter of 2017, as well as tax benefits related to stock-based compensation of $2.5 million, compared to $1.5 million for the first six months of 2016. In comparison, discrete adjustments for the first six months of 2016 collectively reduced our 2016 tax rate 1.0 point. We expect that our annual effective tax rate for 2017 will be approximately 32.5%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives and include employee reductions in various functional areas, as well as the closing of facilities. During 2017, we closed a facility housing general office space and during 2016, we closed a printing facility, a call center, 2 warehouses and a facility housing general office space. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2017	2016	2017	2016
Severance accruals	$1,240	$1,096	$2,348	$1,987
Severance reversals	(119)	(96)	(518)	(468)
Operating lease obligations	23	—	23	59
Net restructuring accruals	1,144	1,000	1,853	1,578
Other costs	313	217	597	507
Net restructuring charges	$1,457	$1,217	$2,450	$2,085
Number of employees included in severance accruals	20	40	50	65

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the third quarter of 2017, and we expect most of the related severance payments to be paid by the first quarter of 2018, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $2.0 million in total cost of revenue and $15.0 million in SG&A expense in 2017, in comparison to our 2016 results of operations, which represents a portion of the estimated $45.0 million of total net cost reductions we expect to realize in 2017. Expense reductions consist primarily of labor costs. Information about the other initiatives driving our cost savings can be found in the MD&A section of the 2016 Form 10-K.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Total revenue	$302,875	$288,182	5.1%	$610,998	$578,453	5.6%
Operating income	54,840	48,956	12.0%	107,421	100,106	7.3%
Operating margin	18.1%	17.0%	1.1 pts.	17.6%	17.3%	0.3 pts.

The increase in total revenue for the second quarter and first six months of 2017, as compared to the same periods in 2016, was driven by incremental revenue from acquired businesses of approximately $17.4 million for the second quarter of 2017 and $35.0 million for the first six months of 2017, as well as the benefit of price increases. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These increases in revenue were partially offset by lower order volume, primarily related to checks, forms and accessories, as check and forms usage continues to decline.

The increase in operating income for the second quarter of 2017, as compared to the second quarter of 2016, was primarily due to price increases, benefits of our cost reduction initiatives and lower spending on brand awareness initiatives. Partially offsetting these increases in operating income was the lower order volume for checks, forms and accessories; a pre-tax asset impairment charge of $3.0 million related to a small business distributor sold during the second quarter of 2017; investments in various revenue growth opportunities, including higher financial institution commission rates; a $1.4 million benefit in 2016 related to an adjustment to our environmental remediation liabilities; and increased material costs and delivery rates in 2017. The results of acquired businesses resulted in a slight increase in operating income for the second quarter of 2017, including acquisition-related amortization, and resulted in a 0.9 point decrease in operating margin for the second quarter of 2017.

The increase in operating income for the first six months of 2017, as compared to the first six months of 2016, was primarily due to price increases, benefits of our cost reduction initiatives and a $6.8 million gain from the sale of two businesses in the first quarter of 2017. Partially offsetting these increases in operating income was the lower order volume for checks, forms and accessories; investments in various revenue growth opportunities, including higher financial institution commission rates; pre-tax asset impairment charges of $8.3 million related to a small business distributor sold during the second quarter of 2017; higher performance-based compensation; and increased material costs and delivery rates in 2017. The results of acquired businesses resulted in a slight decrease in operating income for the first six months of 2017, including acquisition-related amortization, and resulted in a 1.2 point decrease in operating margin for the first six months of 2017.

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

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Total revenue	$147,745	$124,230	18.9%	$288,539	$251,478	14.7%
Operating income	26,759	29,034	(7.8%)	47,153	55,759	(15.4%)
Operating margin	18.1%	23.4%	(5.3) pts.	16.3%	22.2%	(5.9) pts.

The increase in revenue for the second quarter and first six months of 2017, as compared to the same periods in 2016, was driven by growth in marketing solutions and other services of approximately $29.7 million for the second quarter of 2017 and $47.8 million for the first six months of 2017, including incremental revenue from acquired businesses of approximately

$29.3 million for the second quarter of 2017 and $49.6 million for the first six months of 2017. These increases in marketing solutions and other services revenue were partially offset by a decrease in Deluxe Rewards revenue of approximately $1.3 million for the second quarter of 2017 and $2.6 million for the first six months of 2017. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. In addition, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of continued pricing allowances.

The decrease in operating income and operating margin for the second quarter of 2017, as compared to the second quarter of 2016, was primarily due to the impact of lower check order volume; continued pricing allowances; higher delivery and material costs in 2017; and the decline in Deluxe Rewards revenue. Partially offsetting these decreases in operating income were price increases and the benefit of our continuing cost reduction initiatives. While the impact of acquired businesses was positive to operating income for the second quarter of 2017, including acquisition-related amortization, operating margin decreased 3.5 points for 2017 due to acquired businesses.

The decrease in operating income and operating margin for the first six months of 2017, as compared to the first six months of 2016, was primarily due to the impact of lower check order volume; continued pricing allowances; higher performance-based compensation, delivery and material costs in 2017; legal settlement and expenses of $2.5 million in the first quarter of 2017; the decline in Deluxe Rewards revenue; and an increase of $1.0 million in transaction costs related to acquisitions. Partially offsetting these decreases in operating income were price increases and the benefit of our continuing cost reduction initiatives. While the impact of acquired businesses was positive to operating income for the first six months of 2017, including acquisition-related amortization, operating margin decreased 2.8 points for the first six months of 2017 due to acquired businesses.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer Checks®, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Total revenue	$34,612	$38,230	(9.5%)	$73,461	$80,009	(8.2%)
Operating income	11,732	12,959	(9.5%)	24,259	27,726	(12.5%)
Operating margin	33.9%	33.9%	—	33.0%	34.7%	(1.7) pts.

The decrease in revenue for the second quarter and first six months of 2017, as compared to the same periods in 2016, was primarily due to a reduction in orders stemming from the continued decline in check usage. For the first six months of 2017, the volume decline was partially offset by higher revenue per order, driven by price increases and various sales initiatives.

The decrease in operating income for the second quarter and first six months of 2017, as compared to the same periods in 2016, was due primarily to lower order volume and increased delivery and material costs in 2017. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by changes in circulation intended to maximize response rates.

CASH FLOWS AND LIQUIDITY

As of June 30, 2017, we held cash and cash equivalents of $34.8 million. The following table shows our cash flow activity for the six months ended June 30, 2017 and 2016, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$151,578	$128,266	$23,312
Net cash used by investing activities	(96,102)	(45,541)	(50,561)
Net cash used by financing activities	(98,445)	(79,495)	(18,950)
Effect of exchange rate change on cash	1,175	3,935	(2,760)
Net change in cash and cash equivalents	$(41,794)	$7,165	$(48,959)

The $23.3 million increase in net cash provided by operating activities for the first six months of 2017, as compared to the first six months of 2016, was primarily due to cash generated by operations, an $11.9 million decrease in payments for performance-based compensation, the payment in 2016 of an incentive related to a 2013 acquisition and lower contract acquisition payments. These increases in net cash provided by operating activities were partially offset by the timing of accounts payable payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Income tax payments	$65,588	$65,898	$(310)
Performance-based compensation payments(1)	20,738	32,652	(11,914)
Contract acquisition payments	10,937	14,341	(3,404)
Interest payments	9,127	10,225	(1,098)
Incentive payment related to previous acquisition	—	5,434	(5,434)
Severance payments	4,455	3,015	1,440

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first six months of 2017 was $50.6 million higher than the first six months of 2016, driven primarily by an increase of $49.1 million in payments for acquisitions and proceeds of $3.1 million in 2016 from company-owned life insurance policies. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in cash used by investing activities were partially offset by a $1.9 million increase in proceeds from marketable securities, as we redeemed marketable securities in 2017 which were acquired as part of the acquisition of RDM Corporation.

Net cash used by financing activities for the first six months of 2017 was $19.0 million higher than the first six months of 2016, due primarily to a net increase in payments on long-term debt of $17.5 million and a $3.3 million increase in employee taxes paid for shares withheld related to stock-based compensation activity. These increases in cash used by financing activities were partially offset by a $1.7 million increase in cash proceeds from the exercise of stock options.

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Payments for acquisitions, net of cash acquired	$77,553	$28,497	$49,056
Net change in debt	39,052	21,584	17,468
Payments for common shares repurchased	30,068	29,981	87
Cash dividends paid to shareholders	29,156	29,446	(290)
Purchases of capital assets	22,788	22,184	604
Employee taxes paid for shares withheld	5,572	2,260	3,312

We anticipate that net cash provided by operating activities will be between $335.0 million and $345.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and medical payments. We anticipate that net cash provided by operating activities in 2017 will be utilized for dividend payments, capital expenditures of approximately $45.0 million, periodic share repurchases and small to medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of June 30, 2017, $108.6 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

As of June 30, 2017, our subsidiaries located in Canada held cash and cash equivalents of $26.3 million. This amount decreased $40.3 million from December 31, 2016, as we utilized Canadian cash to fund a portion of the acquisition of RDM Corporation in the second quarter of 2017. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $4.0 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small to medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $720.5 million as of June 30, 2017, a decrease of $38.2 million from December 31, 2016. Further information concerning our outstanding debt can be found under the caption “Note 10: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,747	2.1%	$1,685	2.0%	$62
Floating interest rate	718,706	2.7%	756,963	2.2%	(38,257)
Total debt	720,453	2.7%	758,648	2.2%	(38,195)
Shareholders’ equity	948,989		880,970		68,019
Total capital	$1,669,442		$1,639,618		$29,824

During the first six months of 2017, we repurchased a total of 0.4 million shares for $30.1 million. We had an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during the first quarter of 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of the previous authorization. This additional authorization has no expiration date and $274.7 million remained available for purchase under this authorization as of June 30, 2017. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

As of June 30, 2017, we had a $525.0 million revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate amount of $330.0 million. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of June 30, 2017, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of June 30, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(406,000)
Outstanding letters of credit(1)	(10,361)
Net available for borrowing as of June 30, 2017	$108,639

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

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of June 30, 2017 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the six months ended June 30, 2017 and 2016 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $10.9 million for the first six months of 2017 and $14.3 million for the first six months of 2016. We anticipate cash payments of approximately $27.0 million for the year ending December 31, 2017.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.3 million as of June 30, 2017 and $12.4 million as of December 31, 2016. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $26.3 million as of June 30, 2017 and $29.9 million as of December 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 11: Other commitments and contingencies” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first six months of 2017 or during 2016.

A table of our contractual obligations was provided in the MD&A section of the 2016 Form 10-K. There were no significant changes in these obligations during the first six months of 2017.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2016 Form 10-K. There were no changes in these policies during the first six months of 2017.

Information regarding accounting pronouncements adopted during the first six months of 2017 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2017, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$406,000	$406,000	2.7%
Amount outstanding under term loan facility	312,706	313,500	2.7%
Capital lease obligations	1,747	1,747	2.1%
Total debt	$720,453	$721,247	2.7%

(1) The carrying amounts reported in the consolidated balance sheets for amounts drawn under our revolving credit facility and our term loan facility, excluding unamortized debt issuance costs, approximate fair value because our interest rates are variable and reflect current market rates. Capital lease obligations are presented at their carrying amount.

Amounts drawn on our revolving credit facility and our term loan facility mature in February 2019. Our capital lease obligations are due through March 2021.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $3.8 million change in interest expense for the first six months of 2017.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, June 30, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the second quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2017 – April 30, 2017	—	$—	—	$289,724,000
May 1, 2017 – May 31, 2017	120,600	70.13	120,600	281,267,000
June 1, 2017 – June 30, 2017	93,700	70.53	93,700	274,658,000
Total	214,300	70.31	214,300	274,658,000

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during February 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of our previous authorization. This additional authorization has no expiration date and $274.7 million remained available for purchase under this authorization as of June 30, 2017.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended June 30, 2017, we withheld 341 shares in conjunction with the vesting and exercise of equity-based awards.

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
*

Exhibit Number	Description	Method of Filing
10.1	Deluxe Corporation 2017 Annual Incentive Plan (incorporated by reference to Appendix A of our definitive proxy statement filed with the Commission on March 17, 2017)	*
10.2	Deluxe Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Appendix B of our definitive proxy statement filed with the Commission on March 17, 2017)	*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: July 31, 2017	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2017	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) Condensed Notes to Unaudited Consolidated Financial Statements