Form 10-Q
period 2017-09-30
DELUXE CORP
filed 2017-10-27
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	September 30, 2017
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
[ ] Yes   [X] No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, as of October 18, 2017 was 48,121,582.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$53,410	$76,574
Trade accounts receivable (net of allowances for uncollectible accounts of $2,808 and $2,828, respectively)	136,262	152,649
Inventories and supplies	40,929	40,182
Funds held for customers	78,447	87,823
Other current assets	63,471	41,002
Total current assets	372,519	398,230
Deferred income taxes	2,839	1,605
Long-term investments (including $1,729 and $1,877 of investments at fair value, respectively)	42,178	42,240
Property, plant and equipment (net of accumulated depreciation of $355,254 and $349,249, respectively)	83,253	86,896
Assets held for sale	8,689	14,568
Intangibles (net of accumulated amortization of $481,667 and $435,756, respectively)	392,523	409,781
Goodwill	1,126,086	1,105,956
Other non-current assets	151,893	125,062
Total assets	$2,179,980	$2,184,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,577	$106,793
Accrued liabilities	255,542	273,049
Long-term debt due within one year	41,966	35,842
Total current liabilities	401,085	415,684
Long-term debt	714,432	722,806
Deferred income taxes	65,226	85,172
Other non-current liabilities	48,692	79,706
Commitments and contingencies (Notes 11 and 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2017 – 48,120; December 31, 2016 – 48,546)	48,120	48,546
Retained earnings	947,261	882,795
Accumulated other comprehensive loss	(44,836)	(50,371)
Total shareholders’ equity	950,545	880,970
Total liabilities and shareholders’ equity	$2,179,980	$2,184,338

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$361,963	$364,680	$1,097,777	$1,090,686
Service revenue	135,706	94,240	372,889	278,174
Total revenue	497,669	458,920	1,470,666	1,368,860
Cost of products	(129,055)	(133,628)	(392,040)	(391,161)
Cost of services	(63,862)	(32,642)	(159,250)	(99,246)
Total cost of revenue	(192,917)	(166,270)	(551,290)	(490,407)
Gross profit	304,752	292,650	919,376	878,453
Selling, general and administrative expense	(202,999)	(198,365)	(628,100)	(598,563)
Net restructuring charges	(1,267)	(1,993)	(3,708)	(4,007)
Asset impairment charges	(46,630)	—	(54,880)	—
Operating income	53,856	92,292	232,688	275,883
Interest expense	(5,708)	(4,855)	(15,795)	(15,281)
Other income	799	742	2,104	1,335
Income before income taxes	48,947	88,179	218,997	261,937
Income tax provision	(20,146)	(29,516)	(73,551)	(86,783)
Net income	$28,801	$58,663	$145,446	$175,154
Comprehensive income	$31,543	$57,824	$150,981	$180,298
Basic earnings per share	0.60	1.20	3.00	3.57
Diluted earnings per share	0.59	1.19	2.98	3.55
Cash dividends per share	0.30	0.30	0.90	0.90

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2016	48,546	$48,546	$—	$882,795	$(50,371)	$880,970
Net income	—	—	—	145,446	—	145,446
Cash dividends	—	—	—	(43,672)	—	(43,672)
Common shares issued	435	435	12,906	—	—	13,341
Common shares repurchased	(709)	(709)	(12,053)	(37,308)	—	(50,070)
Other common shares retired	(152)	(152)	(11,148)	—	—	(11,300)
Fair value of share-based compensation	—	—	10,295	—	—	10,295
Other comprehensive income	—	—	—	—	5,535	5,535
Balance, September 30, 2017	48,120	$48,120	$—	$947,261	$(44,836)	$950,545

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$145,446	$175,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,013	11,347
Amortization of intangibles	79,284	56,364
Asset impairment charges	54,880	—
Amortization of contract acquisition costs	14,685	14,700
Deferred income taxes	(20,587)	(1,477)
Employee share-based compensation expense	11,149	9,264
Other non-cash items, net	(2,492)	3,128
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	19,140	5,320
Inventories and supplies	800	176
Other current assets	(16,692)	(2,379)
Non-current assets	(3,748)	(3,351)
Accounts payable	(6,750)	(1,619)
Contract acquisition payments	(20,003)	(17,190)
Other accrued and non-current liabilities	(41,229)	(41,316)
Net cash provided by operating activities	225,896	208,121
Cash flows from investing activities:
Purchases of capital assets	(34,351)	(32,215)
Payments for acquisitions, net of cash acquired	(125,417)	(64,637)
Proceeds from sales of marketable securities	3,500	1,635
Proceeds from company-owned life insurance policies	1,293	4,123
Other	873	695
Net cash used by investing activities	(154,102)	(90,399)
Cash flows from financing activities:
Proceeds from issuing long-term debt	333,000	169,000
Payments on long-term debt	(336,590)	(185,873)
Proceeds from issuing shares under employee plans	8,218	6,861
Employee taxes paid for shares withheld	(6,816)	(2,333)
Payments for common shares repurchased	(50,070)	(44,944)
Cash dividends paid to shareholders	(43,672)	(44,127)
Other	(1,281)	(1,634)
Net cash used by financing activities	(97,211)	(103,050)
Effect of exchange rate change on cash	2,253	2,966
Net change in cash and cash equivalents	(23,164)	17,638
Cash and cash equivalents, beginning of year	76,574	62,427
Cash and cash equivalents, end of period	$53,410	$80,065

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2017, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2017 and 2016, the consolidated statement of shareholders’ equity for the nine months ended September 30, 2017, and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The consolidated balance sheet as of December 31, 2016 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Amounts within the cash flows from investing activities section of the consolidated statement of cash flows for the nine months ended September 30, 2016 have been modified to conform to the current year presentation. This change presents proceeds from sales of marketable securities separately. In the previous year, this item was included within the other caption.

Note 2: New accounting pronouncements

Recently adopted accounting pronouncements – In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, Simplifying the Test for Goodwill Impairment. The standard removes Step 2 of the goodwill impairment test, which requires a company to perform procedures to determine the fair value of a reporting unit's assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, a goodwill impairment charge will now be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We elected to early adopt this standard on January 1, 2017 and applied this guidance when calculating the goodwill impairment charge discussed in Note 7: Fair value measurements.

Accounting pronouncements not yet adopted – In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. In addition, in March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients. These standards are intended to clarify aspects of ASU No. 2014-09 and are effective for us upon adoption of ASU No. 2014-09. The new guidance is effective for us on January 1, 2018. We are currently in the process of analyzing each of our revenue streams in accordance with the new guidance. We have completed the evaluation of our checks, forms and accessories revenue streams and we do not expect the application of these standards to those revenue streams to have a material impact on our results of operations or financial position. We continue to make progress in the evaluation of our various marketing solutions and other services revenue streams. We currently anticipate that we will adopt the standards using the modified retrospective method. This method requires the standard to be applied to existing and future contracts as of the effective date, with an adjustment to opening retained earnings in the year of adoption for the cumulative effect of the change. In addition, we will disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the new guidance as compared with the guidance that was in effect before the change.

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

In February 2016, the FASB issued ASU No. 2016-02, Leasing. The standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

requiring the disclosure of key information about leasing arrangements. The guidance is effective for us on January 1, 2019 and requires adoption using a modified retrospective approach. We are currently assessing the impact of this standard on our consolidated financial statements.

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

Note 3: Supplemental balance sheet information

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$7,702	$5,861
Semi-finished goods	8,322	7,990
Finished goods	21,716	23,235
Supplies	3,189	3,096
Inventories and supplies	$40,929	$40,182

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Available-for-sale securities – Available-for-sale securities included within funds held for customers were comprised of the following:

	September 30, 2017
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$10,000	$—	$—	$10,000
Canadian and provincial government securities	9,091	—	(424)	8,667
Canadian guaranteed investment certificates	8,018	—	—	8,018
Available-for-sale securities	$27,109	$—	$(424)	$26,685

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2017, also included cash of $51,762.

	December 31, 2016
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$6,002	$—	$—	$6,002
Canadian and provincial government securities	8,320	—	(228)	8,092
Canadian guaranteed investment certificates	7,440	—	—	7,440
Available-for-sale securities	$21,762	$—	$(228)	$21,534

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2016, also included cash of $66,289.

Expected maturities of available-for-sale securities as of September 30, 2017 were as follows:

(in thousands)	Fair value
Due in one year or less	$18,564
Due in two to five years	4,255
Due in six to ten years	3,866
Available-for-sale securities	$26,685

Further information regarding the fair value of available-for-sale securities can be found in Note 7.

Assets held for sale – Assets held for sale as of September 30, 2017 included 2 providers of printing and promotional products that were classified as held for sale during the third quarter of 2017. Assets held for sale as of December 31, 2016 included the operations of a small business distributor that was sold during the second quarter of 2017 and a provider of printed and promotional products that was sold during the first quarter of 2017. Also during the nine months ended September 30, 2017, we sold the operations of an additional small business distributor that previously did not meet the requirements to be reported as assets held for sale in the consolidated balance sheets, as well as a small business distributor and assets associated with certain custom printing activities that were classified as held for sale during the second quarter of 2017. We determined that these businesses would be better positioned for long-term growth if they were managed independently. Subsequent to the sales, these businesses are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue is not impacted by these sales and the impact to our costs is not significant. We entered into aggregate notes receivable of $24,497 in conjunction with these sales (non-cash investing activity) and we recognized aggregate net gains of $1,924 for the quarter ended September 30, 2017 and $8,703 for the nine months ended September 30, 2017. The gains are included in SG&A expense in the consolidated statements of comprehensive income.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The businesses sold during 2017, as well as those held for sale as of September 30, 2017, were included in our Small Business Services segment and their net assets consisted primarily of intangible assets. During the first six months of 2017, we recorded aggregate pre-tax asset impairment charges of $8,250 related to the small business distributor sold during the second quarter of 2017. The impairment charges reduced the carrying value of the business to its fair value less costs to sell, as we finalized the sale of the business.

We are actively marketing the remaining assets held for sale and we expect the selling prices will equal or exceed their current carrying values. Net assets held for sale consisted of the following:

(in thousands)	September 30, 2017	December 31, 2016	Balance sheet caption
Current assets	$4	$3	Other current assets
Intangibles	6,401	14,135	Assets held for sale
Goodwill	2,081	—	Assets held for sale
Other non-current assets	207	433	Assets held for sale
Accrued liabilities	(621)	(146)	Accrued liabilities
Deferred income tax liabilities	—	(5,697)	Other non-current liabilities
Net assets held for sale	$8,072	$8,728

Intangibles – Intangibles were comprised of the following:

	September 30, 2017			December 31, 2016
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	407,844	(335,112)	72,732	385,293	(310,195)	75,098
Customer lists/relationships	337,985	(109,495)	228,490	308,375	(76,276)	232,099
Trade names(1)	38,761	(20,595)	18,166	68,261	(40,857)	27,404
Software to be sold	36,900	(10,147)	26,753	34,700	(7,050)	27,650
Technology-based intangibles	31,800	(4,783)	27,017	28,000	—	28,000
Other	1,800	(1,535)	265	1,808	(1,378)	430
Amortizable intangibles	855,090	(481,667)	373,423	826,437	(435,756)	390,681
Intangibles	$874,190	$(481,667)	$392,523	$845,537	$(435,756)	$409,781

(1) During the third quarter of 2017, we recorded a pre-tax asset impairment charge of $14,752 for one of our trade names. Further information can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Amortization of intangibles was $27,456 for the quarter ended September 30, 2017, $19,273 for the quarter ended September 30, 2016, $79,284 for the nine months ended September 30, 2017 and $56,364 for the nine months ended September 30, 2016. Based on the intangibles in service as of September 30, 2017, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2017	$28,333
2018	93,153
2019	72,877
2020	54,692
2021	44,412

During the nine months ended September 30, 2017, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the nine months ended September 30, 2017:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$27,065	3
Customer lists/relationships	50,184	8
Trade names	9,795	6
Software to be sold	2,200	5
Technology-based intangibles	800	3
Acquired intangibles	$90,044	6

Information regarding acquired intangibles does not include adjustments recorded during the nine months ended September 30, 2017 for changes in the estimated fair values of intangibles acquired during 2016 through acquisitions. Information regarding these adjustments can be found in Note 6.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Goodwill – Changes in goodwill during the nine months ended September 30, 2017 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2016:
Goodwill, gross	$684,261	$293,189	$148,506	$1,125,956
Accumulated impairment charges	(20,000)	—	—	(20,000)
Goodwill, net of accumulated impairment charges	664,261	293,189	148,506	1,105,956
Impairment charge (Note 7)	(28,379)	—	—	(28,379)
Goodwill resulting from acquisitions	22,966	30,583	—	53,549
Measurement-period adjustments for previous acquisitions (Note 6)	30	(2,160)	—	(2,130)
Sale of small business distributor	(1,000)	—	—	(1,000)
Reclassification to assets held for sale	(2,484)	—	—	(2,484)
Currency translation adjustment	574	—	—	574
Balance, September 30, 2017:
Goodwill, gross	704,347	321,612	148,506	1,174,465
Accumulated impairment charges	(48,379)	—	—	(48,379)
Goodwill, net of accumulated impairment charges	$655,968	$321,612	$148,506	$1,126,086

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2017	December 31, 2016
Contract acquisition costs	$66,631	$65,792
Loans and notes receivable from Safeguard distributors	43,904	21,313
Postretirement benefit plan asset	28,840	23,940
Deferred advertising costs	5,987	7,309
Other	6,531	6,708
Other non-current assets	$151,893	$125,062

Changes in contract acquisition costs during the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016
Balance, beginning of year	$65,792	$58,792
Additions(1)	15,651	23,471
Amortization	(14,685)	(14,700)
Other	(127)	(75)
Balance, end of period	$66,631	$67,488

(1) Contract acquisition costs are accrued upon contract execution. Cash payments made for contract acquisition costs were $20,003 for the nine months ended September 30, 2017 and $17,190 for the nine months ended September 30, 2016.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2017	December 31, 2016
Funds held for customers	$77,397	$86,799
Deferred revenue	34,567	48,049
Employee profit sharing/cash bonus	25,560	27,760
Acquisition-related liabilities(1)	25,346	12,763
Customer rebates	14,256	16,281
Contract acquisition costs due within one year	13,508	12,426
Wages, including vacation	12,381	8,640
Income tax	6,890	19,708
Restructuring due within one year (Note 8)	1,549	4,181
Other	44,088	36,442
Accrued liabilities	$255,542	$273,049

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 7.

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	September 30, 2017	December 31, 2016
Contract acquisition costs	$24,348	$29,855
Acquisition-related liabilities(1)	2,415	19,390
Other	21,929	30,461
Other non-current liabilities	$48,692	$79,706

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Earnings per share – basic:
Net income	$28,801	$58,663	$145,446	$175,154
Income allocated to participating securities	(176)	(491)	(961)	(1,445)
Income available to common shareholders	$28,625	$58,172	$144,485	$173,709
Weighted-average shares outstanding	48,081	48,493	48,217	48,634
Earnings per share – basic	$0.60	$1.20	$3.00	$3.57

Earnings per share – diluted:
Net income	$28,801	$58,663	$145,446	$175,154
Income allocated to participating securities	(175)	(487)	(956)	(1,436)
Re-measurement of share-based awards classified as liabilities	53	(64)	7	230
Income available to common shareholders	$28,679	$58,112	$144,497	$173,948
Weighted-average shares outstanding	48,081	48,493	48,217	48,634
Dilutive impact of potential common shares	296	455	331	427
Weighted-average shares and potential common shares outstanding	48,377	48,948	48,548	49,061
Earnings per share – diluted	$0.59	$1.19	$2.98	$3.55
Antidilutive options excluded from calculation	266	223	266	223

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	1,066	1,066	(1)
Net actuarial loss	(909)	(949)	(2,728)	(2,848)	(1)
Total amortization	(554)	(594)	(1,662)	(1,782)	(1)
Tax benefit	167	181	497	544	(1)
Total reclassifications, net of tax	$(387)	$(413)	$(1,165)	$(1,238)

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

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2017 were as follows:

(in thousands)	Postretirement benefit plans, net of tax	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2016	$(35,684)	$(213)	$(14,474)	$(50,371)
Other comprehensive (loss) income before reclassifications	—	(130)	4,500	4,370
Amounts reclassified from accumulated other comprehensive loss	1,165	—	—	1,165
Net current-period other comprehensive income (loss)	1,165	(130)	4,500	5,535
Balance, September 30, 2017	$(34,519)	$(343)	$(9,974)	$(44,836)

(1) Other comprehensive loss before reclassifications is net of income tax benefit of $45.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the quarters or nine months ended September 30, 2017 and 2016. The acquisitions completed during the nine months ended September 30, 2017 were cash transactions, funded by cash on hand and/or use of our revolving credit facility. We completed these acquisitions to increase our mix of marketing solutions and other services revenue and to reach new customers.
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

In April 2017, we acquired all of the equity of RDM Corporation (RDM) of Canada, a provider of remote deposit capture software, hardware and digital imaging solutions for financial institutions and corporate clients. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $30,583 that is not deductible for tax purposes. The acquisition resulted in goodwill as it enhances our suite of treasury management solutions, strengthening our value proposition and improving our market position. We expect to finalize the allocation of the purchase price by the end of 2017 when our valuation of several of the acquired assets and liabilities is completed. The operations of this business from its acquisition date are included within our Financial Services segment.

In July 2017, we acquired all of the equity of Digital Pacific Group Pty Ltd (Digital Pacific), and in September 2017, we acquired all of the equity of j2 Global Australia Pty Ltd, doing business as Web24. Both businesses are based in Australia and provide web hosting and domain registration services. The preliminary allocations of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $21,768 that is not deductible for tax purposes. The goodwill resulted from our acquisition of enhanced web hosting capabilities as we selectively expand into foreign markets. We expect to finalize the allocations of the purchase price by the end of 2017 when our valuation of several of the acquired assets and liabilities is completed. The operations of these businesses from their acquisition dates are included within our Small Business Services segment.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Also during the nine months ended September 30, 2017, we acquired the operations of several small business distributors which are included in our Small Business Services segment. The assets acquired consisted primarily of customer list intangible assets. We expect to finalize the allocations of the purchase price by the end of 2017 when our valuation of the acquired intangible assets is completed, as well as the determination of the related estimated useful lives. As these small business distributors were previously part of our Safeguard distributor network, our revenue was not impacted by these acquisitions and the impact to our costs was not significant.

Information regarding the useful lives of acquired intangibles and goodwill by reportable segment can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 7. As our acquisitions were immaterial to our reported operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation, as of September 30, 2017, of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2017 acquisitions
Net tangible assets acquired and liabilities assumed(1)	$5,123
Identifiable intangible assets:
Customer lists/relationships	50,184
Trade name	9,795
Software to be sold	2,200
Technology-based intangible	800
Internal-use software	445
Total intangible assets	63,424
Goodwill	53,549
Total aggregate purchase price	122,096
Liabilities for holdback payments	(4,562)
Net cash paid for 2017 acquisitions	117,534
Holdback payments for prior year acquisitions	7,883
Payments for acquisitions, net of cash acquired of $27,282	$125,417

(1) Net tangible assets acquired consisted primarily of accounts receivable, marketable securities, inventory and accrued liabilities of RDM.

During the nine months ended September 30, 2017, we finalized the purchase accounting for the acquisitions of BNBS, Inc., Payce, Inc., PTM Document Systems, Inc. and Data Support Systems, Inc., which were acquired in 2016, and we adjusted the purchase accounting for First Manhattan Consulting Group, LLC (FMCG Direct), which was acquired in December 2016. We expect to finalize the purchase accounting for FMCG Direct by the end of 2017 when our valuation of certain miscellaneous receivables and liabilities is completed. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These measurement-period adjustments resulted in a decrease in goodwill of $2,130 during the nine months ended September 30, 2017, with the offset to various assets and liabilities, including other current assets, accounts payable and intangibles, including an increase of $3,000 in acquired technology-based intangibles and a decrease of $1,924 in customer list intangibles.

During the nine months ended September 30, 2016, we completed the following acquisitions:

•	In February 2016, we acquired selected assets of Category 99, Inc., doing business as MacHighway®, a web hosting and domain registration service provider.

•
In March 2016, we acquired selected assets of New England Art Publishers, Inc., doing business as Birchcraft Studios, a supplier of personalized invitations, holiday cards, all-occasion cards and social announcements.

•	In April 2016, we acquired selected assets of 180 Fusion LLC, a digital marketing services provider.

•	In June 2016, we acquired selected assets of L.A.M. Enterprises, Inc., a provider of printed and promotional products.

•	In June 2016, we acquired selected assets of Liquid Web, LLC, a web hosting services provider.

•	In June 2016, we acquired selected assets of National Document Solutions, LLC, a provider of printing, promotional products, office products, scanning and document management solutions.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

•	In July 2016, we acquired selected assets of Inkhead, Inc., a provider of customized promotional products.

•	In August 2016, we acquired selected assets of BNBS, Inc., doing business as B&B Solutions, a provider of printing, promotional and office products and services.

•	In September 2016, we acquired all of the equity of Payce, Inc., a provider of payroll processing, payroll tax filing and related payroll services.

•	We acquired the operations of several small business distributors, all of which were previously part of our Safeguard distributor network.

Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the nine months ended September 30, 2016, included payments of $63,103 for these acquisitions and $1,534 for holdback payments for prior year acquisitions. Further information regarding our 2016 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K.

Note 7: Fair value measurements

Annual asset impairment analyses – We evaluate the carrying value of goodwill and our indefinite-lived trade name as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K, explains our methodology for assessing impairment of these assets.

In conjunction with our annual strategic planning process during the third quarter of 2017, we made various changes to our internal reporting structure. As a result, we reassessed our operating segments and determined that no changes were required in our reportable operating segments. We also reassessed our previously determined reporting units and concluded that a realignment of a portion of our reporting units was required. As such, we reallocated the carrying value of goodwill to our revised reporting units based on their relative fair values. We analyzed goodwill for impairment immediately prior to this realignment by performing qualitative analyses for our Small Business Services reporting units and quantitative analyses for our Financial Services and Direct Checks reporting units. The qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analysis we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount, with the exception of our Small Business Services Safeguard reporting unit. The analysis of this reporting unit, which incorporated the results of the annual strategic planning process, indicated lowered projected long-term revenue growth and profitability levels resulting from changes in market trends and the mix of products and services sold, including the continuing decline in check and forms usage. As a result, we completed impairment analyses of the long-term assets of this reporting unit, excluding goodwill, and concluded that these assets were not impaired. We then completed the quantitative analysis of the reporting unit, utilizing the income approach outlined under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. This quantitative analysis indicated that this reporting unit's goodwill was fully impaired and resulted in a non-cash pre-tax goodwill impairment charge of $28,379 during the quarter ended September 30, 2017. In accordance with ASU No. 2017-04, which we adopted on January 1, 2017, the impairment charge was measured as the amount by which the reporting unit's carrying value exceeded its estimated fair value. Further information regarding this accounting pronouncement can be found in Note 2.

Immediately subsequent to the realignment of our reporting unit structure, we completed a quantitative analysis for all of our reporting units to which goodwill is assigned. This quantitative analysis as of July 31, 2017 indicated that the estimated fair values of our reporting units exceeded their carrying values by approximate amounts between $64,000 and $1,405,000, or by amounts between 36% and 314% above the carrying values of their net assets.

In completing the 2017 annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment which indicated that the calculated fair value of the asset exceeded its carrying value of $19,100 by approximately $16,000 as of July 31, 2017.

Non-recurring asset impairment analyses – During the six months ended June 30, 2017, we recorded aggregate pre-tax asset impairment charges of $8,250 related to a small business distributor that was classified as held for sale in the consolidated balance sheets prior to its sale during the second quarter of 2017. The impairment charges were calculated based on on-going

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

negotiations for the sale of the business and reduced its carrying value to its fair value less costs to sell by reducing the carrying value of the related customer list intangible asset. Further information regarding assets held for sale can be found in Note 3.

During the quarter ended September 30, 2017, we decided that we would no longer utilize our Small Business Services NEBS® trade name in the marketplace, and we recorded a pre-tax asset impairment charge of $14,752 to write down the remaining book value of this trade name to a fair value of $0. Also during the quarter ended September 30, 2017, we recorded pre-tax asset impairment charges of $3,499 related to other long-lived assets within Small Business Services, primarily internal-use software related to an order capture system. During the third quarter of 2017, we signed a contract for customer relationship management services that resulted in our decision to no longer utilize a portion of this software. As such, the remaining net book value of the assets was written down to a fair value of $0.

Information regarding these non-recurring asset impairment analyses is as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Trade name	$—	$—	$—	$—	$14,752
Assets held for sale	3,500	—	—	3,500	8,250
Other	—	—	—	—	3,499
Total					$26,501

2017 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. Information regarding the acquisitions completed during the nine months ended September 30, 2017 can be found in Note 6. The identifiable net assets acquired during the nine months ended September 30, 2017 were comprised primarily of customer list intangible assets and trade names. The estimated fair values of the RDM, Digital Pacific and Web24 customer list intangibles were calculated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The estimated fair value of the remainder of our acquired customers lists was calculated by discounting the estimated cash flows expected to be generated by the assets. Key assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information. The estimated fair values of the Digital Pacific and Web24 trade names were calculated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name. An assumed royalty rate is applied to forecasted revenue and the resulting cash flows are discounted.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale marketable securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale marketable securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or nine months ended September 30, 2017 and 2016.

We have elected to account for long-term investments in domestic mutual funds under the fair value option for financial assets and financial liabilities. The fair value option provides companies an irrevocable option to measure many financial assets and liabilities at fair value with changes in fair value recognized in earnings. The investments are included in long-term investments in the consolidated balance sheets. Long-term investments also include the cash surrender val

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

ues of company-owned life insurance policies. Realized and unrealized gains and losses, as well as dividends earned by the mutual fund investments, are included in SG&A expense in the consolidated statements of comprehensive income. These investments correspond to a liability under an officers’ deferred compensation plan that is not available to new participants and is fully funded by the mutual fund investments. The liability under the plan equals the fair value of the mutual fund investments. Thus, as the value of the investments changes, the value of the liability changes accordingly. As changes in the liability are reflected within SG&A expense in the consolidated statements of comprehensive income, the fair value option of accounting for the mutual fund investments allows us to net changes in the investments and the related liability in the statements of comprehensive income. The cost of securities sold is determined using the average cost method. The fair value of the mutual fund investments is determined by obtaining quoted prices in active markets for the mutual funds. Net unrealized losses recognized during the nine months ended September 30, 2017 and net realized gains recognized during the nine months ended September 30, 2017 and September 30, 2016 were not significant. We recognized net unrealized losses of $160 during the nine months ended September 30, 2016.

We have recorded liabilities for contingent consideration related to certain of our acquisitions, primarily the acquisitions of Verify Valid and a small business distributor during 2015 and the acquisition of Data Support Systems, Inc. during 2016. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. Under the Verify Valid and Data Support Systems agreements, there are no maximum amounts of contingent payments specified, although payments are based on a percentage of the revenue or operating income generated by the business. The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue, gross profit or operating income, as appropriate, and the related probabilities of achieving the forecasted results may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

Changes in accrued contingent consideration during the nine months ended September 30, 2017 were as follows:

(in thousands)	Nine Months Ended September 30, 2017
Balance, December 31, 2016	$4,682
Change in fair value	1,028
Settlements	(1,249)
Balance, September 30, 2017	$4,461

Information regarding recurring fair value measurements completed during each period was as follows:

		Fair value measurements using
	Fair value as of September 30, 2017	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cash equivalents (funds held for customers)	$10,000	$10,000	$—	$—
Available-for-sale marketable securities (funds held for customers)	16,685	—	16,685	—
Long-term investments in mutual funds	1,729	1,729	—	—
Accrued contingent consideration	(4,461)	—	—	(4,461)

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

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the nine months ended September 30, 2017.

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

The estimated fair values of these financial instruments were as follows:

			Fair value measurements using
	September 30, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$53,410	$53,410	$53,410	$—	$—
Cash (funds held for customers)	51,762	51,762	51,762	—	—
Loans and notes receivable from Safeguard distributors	45,820	41,987	—	—	41,987
Long-term debt(1)	754,580	755,250	—	755,250	—

(1) Amounts exclude capital lease obligations.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Fair value measurements using
	December 31, 2016		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Cash	$76,574	$76,574	$76,574	$—	$—
Cash (funds held for customers)	66,289	66,289	66,289	—	—
Loans and notes receivable from Safeguard distributors	23,278	21,145	—	—	21,145
Long-term debt(1)	756,963	758,000	—	758,000	—

(1) Amounts exclude capital lease obligations.

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2017	2016	2017	2016
Severance accruals	$1,248	$1,824	$3,596	$3,870
Severance reversals	(78)	(198)	(596)	(666)
Operating lease obligations	—	—	23	—
Net restructuring accruals	1,170	1,626	3,023	3,204
Other costs	72	432	669	939
Net restructuring charges	$1,242	$2,058	$3,692	$4,143
Number of employees included in severance accruals	30	55	80	120

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Total cost of revenue	$(25)	$65	$(16)	$136
Operating expenses	1,267	1,993	3,708	4,007
Net restructuring charges	$1,242	$2,058	$3,692	$4,143

During the quarters and nine months ended September 30, 2017 and September 30, 2016, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales and marketing, information technology and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring activities.

Restructuring accruals of $1,549 as of September 30, 2017 and $4,181 as of December 31, 2016 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed in 2017, and we expect most of the related severance payments to be paid by mid-2018, utilizing cash from operations. As of September 30, 2017, approximately 10 employees had not yet started to receive severance benefits.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2015 initiatives	2016 initiatives	2017 initiatives	Total
Balance, December 31, 2016	$80	$4,101	$—	$4,181
Restructuring charges	41	485	3,093	3,619
Restructuring reversals	(42)	(461)	(93)	(596)
Payments	(79)	(3,999)	(1,577)	(5,655)
Balance, September 30, 2017	$—	$126	$1,423	$1,549
Cumulative amounts:
Restructuring charges	$6,246	$7,683	$3,093	$17,022
Restructuring reversals	(972)	(742)	(93)	(1,807)
Payments	(5,274)	(6,815)	(1,577)	(13,666)
Balance, September 30, 2017	$—	$126	$1,423	$1,549

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2016	$1,183	$1,341	$7	$1,650	$—	$—	$4,181
Restructuring charges	1,315	876	—	1,405	23	—	3,619
Restructuring reversals	(199)	(89)	(4)	(304)	—	—	(596)
Payments	(1,979)	(1,628)	(3)	(2,032)	(13)	—	(5,655)
Balance, September 30, 2017	$320	$500	$—	$719	$10	$—	$1,549
Cumulative amounts(2):
Restructuring charges	$6,162	$4,228	$143	$6,069	$367	$53	$17,022
Restructuring reversals	(869)	(248)	(6)	(684)	—	—	(1,807)
Inter-segment transfer	41	(14)	—	(27)	—	—	—
Payments	(5,014)	(3,466)	(137)	(4,639)	(357)	(53)	(13,666)
Balance, September 30, 2017	$320	$500	$—	$719	$10	$—	$1,549

(1) As discussed in Note 14, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 14 in accordance with our allocation methodology.

(2) Includes accruals related to our cost reduction initiatives for 2015 through 2017.

Note 9: Income tax provision

Our effective income tax rate for the quarter ended September 30, 2017 was 41.2% compared to our annual effective income tax rate for 2016 of 32.6%. The significant change in the effective tax rate for the third quarter of 2017 was due primarily to the non-deductible portion of the goodwill impairment charge recorded during the quarter. The entire income tax effect of this item was reflected in our income tax provision for the third quarter of 2017 and resulted in an increase in our third quarter 2017 effective tax rate of 7.1 points. Further information regarding the asset impairment charge can be found in Note 7.

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

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest cost	$724	$780	$2,172	$2,339
Expected return on plan assets	(1,782)	(1,834)	(5,346)	(5,501)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	909	949	2,728	2,848
Net periodic benefit income	$(504)	$(460)	$(1,512)	$(1,380)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2017	December 31, 2016
Amount drawn on revolving credit facility	$450,000	$428,000
Amount outstanding under term loan facility	305,250	330,000
Capital lease obligations	1,818	1,685
Long-term debt, principal amount	757,068	759,685
Less unamortized debt issuance costs	(579)	(927)
Less current portion of long-term debt	(42,057)	(35,952)
Long-term debt	714,432	722,806

Current portion of amount drawn under term loan facility	41,250	35,063
Current portion of capital lease obligations	807	889
Long-term debt due within one year, principal amount	42,057	35,952
Less unamortized debt issuance costs	(91)	(110)
Long-term debt due within one year	41,966	35,842
Total debt	$756,398	$758,648

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

As of September 30, 2017, we had a $525,000 revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. As of September 30, 2017, $450,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.69%. As of December 31, 2016, $428,000 was drawn on our revolving credit facility at a weighted-average interest rate of 2.22%.

During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate amount of $330,000. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed. As of September 30, 2017, $305,250 was outstanding under the term loan facility at a weighted-average interest rate of 2.70%. As of December 31, 2016, $330,000 was outstanding under the term loan facility at a weighted-average interest rate of 2.27%.

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

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Nine Months Ended September 30,	Year Ended December 31, 2016
Revolving credit facility:
Daily average amount outstanding	$441,894	$417,219
Weighted-average interest rate	2.48%	1.93%
Term loan facility:
Daily average amount outstanding	$320,118	$52,381
Weighted-average interest rate	2.51%	1.52%

As of September 30, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(450,000)
Outstanding letters of credit(1)	(10,361)
Net available for borrowing as of September 30, 2017	$64,639

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

The aggregate debt maturities for our revolving line of credit and our term loan facility as of September 30, 2017 were as follows:

(in thousands)	Debt maturities
Remainder of 2017	$10,313
2018	43,313
2019	701,624
Total	$755,250

In addition to amounts outstanding under our credit facility, we had capital lease obligations of $1,818 as of September 30, 2017 and $1,685 as of December 31, 2016 related to information technology hardware. The lease obligations will be paid through June 2021. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

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

Accruals for environmental matters were $2,717 as of September 30, 2017 and $3,206 as of December 31, 2016, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was $195 for the nine months ended September 30, 2017. The consolidated statement of comprehensive income for the nine months ended September 30, 2016 included a benefit from environmental matters of $1,759, as we reversed a portion of the liability for one of our sold facilities. During the second quarter of 2016, we determined that it was no longer probable that a portion of the estimated environmental remediation costs for this location would be incurred.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,480 as of September 30, 2017 and $6,999 as of December 31, 2016. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of September 30, 2017 or December 31, 2016.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity during the nine months ended September 30, 2017 and 2016, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity for the period in which the ruling occurs or in future periods.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13: Shareholders’ equity

During the nine months ended September 30, 2017, we repurchased a total of 709 thousand shares for $50,070. A portion of these repurchases were completed under an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. As of December 31, 2016, 65 thousand shares remained available for purchase under this authorization and we completed the purchase of all of these remaining shares during the quarter ended March 31, 2017.

The remainder of the share repurchases completed during the nine months ended September 30, 2017 were completed under an additional authorization from our board of directors for the repurchase of up to $300,000 of our common stock, effective at the conclusion of the previous authorization. This additional authorization has no expiration date and $254,656 remained available for purchase under this authorization as of September 30, 2017.

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

Marketing solutions and other services – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. Our marketing products utilize digital printing and web-to-print solutions to provide promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Our web services offerings include logo and web design; hosting and other web services; search engine optimization; and marketing programs, including email, mobile and social media. We also offer fraud protection and security services, online and offline payroll services, and electronic checks ("eChecks"). Our Financial Services segment also offers a suite of financial technology ("FinTech") solutions. These solutions include data-driven marketing solutions, including outsourced marketing campaign targeting and execution; treasury management solutions; and digital engagement solutions, including loyalty and rewards programs.

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

The following is our segment information as of and for the quarters ended September 30, 2017 and 2016:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2017	$306,408	$157,407	$33,854	$—	$497,669
	2016	298,931	123,033	36,956	—	458,920
Operating income:	2017	13,213	29,347	11,296	—	53,856
	2016	50,670	28,708	12,914	—	92,292
Depreciation and amortization expense:	2017	14,502	15,935	809	—	31,246
	2016	13,315	8,876	868	—	23,059
Asset impairment charges:	2017	46,630	—	—	—	46,630
	2016	—	—	—	—	—
Total assets:	2017	1,051,076	692,511	159,526	276,867	2,179,980
	2016	1,075,661	434,374	160,624	270,489	1,941,148
Capital asset purchases:	2017	—	—	—	11,563	11,563
	2016	—	—	—	10,031	10,031

The following is our segment information as of and for the nine months ended September 30, 2017 and 2016:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2017	$917,406	$445,946	$107,314	$—	$1,470,666
	2016	877,384	374,511	116,965	—	1,368,860
Operating income:	2017	120,633	76,500	35,555	—	232,688
	2016	150,776	84,467	40,640	—	275,883
Depreciation and amortization expense:	2017	42,158	46,709	2,430	—	91,297
	2016	38,195	26,888	2,628	—	67,711
Asset impairment charges:	2017	54,880	—	—	—	54,880
	2016	—	—	—	—	—
Total assets:	2017	1,051,076	692,511	159,526	276,867	2,179,980
	2016	1,075,661	434,374	160,624	270,489	1,941,148
Capital asset purchases:	2017	—	—	—	34,351	34,351
	2016	—	—	—	32,215	32,215

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

Marketing solutions and other services – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. Our marketing products utilize digital printing and web-to-print solutions to provide promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards. Our web services offerings include logo and web design; hosting and other web services; search engine optimization; and marketing programs, including email, mobile and social media. We also offer fraud protection and security services, online and offline payroll services, and electronic checks ("eChecks"). Our Financial Services segment also offers a suite of financial technology ("FinTech") solutions. These solutions include data-driven marketing solutions, including outsourced marketing campaign targeting and execution; treasury management solutions; and digital engagement solutions, including loyalty and rewards programs.

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

Earnings for the first nine months of 2017, as compared to the first nine months of 2016, decreased due to pre-tax asset impairment charges of $54.9 million in 2017, volume reductions for personal and business checks and forms due primarily to the continuing decline in check and forms usage, investments in revenue growth opportunities, and increased performance-based compensation, medical and legal costs, as well as higher material and delivery rates in 2017. These decreases in earnings were partially offset by the benefit of price increases, continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, and aggregate gains of $8.7 million from the sale of businesses within Small Business Services.

Business Challenges/Market Risks

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of our 2016 Form 10-K, including discussion of the declining market for checks and business forms, competition, factors affecting our financial institution clients, data security risks, risks related to acquisitions and the impact of economic conditions. All of these factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, marketing solutions and other services revenue, earnings per share, cash provided by operating activities and expected cost savings. There were no significant changes in these factors during the first nine months of 2017.

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

Outlook for 2017

We anticipate that consolidated revenue will be between $1.965 billion and $1.975 billion for 2017, compared to $1.849 billion for 2016. In Small Business Services, we expect revenue to increase approximately 4% compared to 2016 revenue of $1.196 billion. Volume declines in core business products and our strategic decision to eliminate certain low margin business are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, increased revenue from our marketing solutions and other services offerings and continued small-to-medium-sized tuck-in acquisitions. In Financial Services, we expect revenue to increase between 18% and 19% compared to 2016 revenue of $500.0 million. We expect increased revenue from marketing solutions and other services, including data-driven marketing solutions and treasury management solutions, as well as continued small-to-medium-sized tuck-in acquisitions. Our outlook includes incremental revenue from the acquisitions of FMCG Direct and Data Support Systems in the fourth quarter of 2016 and RDM Corporation in the second quarter of 2017. We expect these revenue increases to be partially offset by year-over-year secular check order declines of approximately 5% and an expected loss of approximately $9.0 million in Deluxe Rewards revenue, driven by the loss of Verizon Communications Inc. as a customer, as well as pricing adjustments. We also expect some impact from pricing pressure in our check programs. In Direct Checks, we expect revenue to decline approximately 9% compared to 2016 revenue of $153.3 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2017 diluted earnings per share will be between $4.37 and $4.42, including charges of $0.88 per share related to the asset impairment charges, as well as restructuring costs and transaction costs related to acquisitions. This compares to $4.65 for 2016, which included total charges of $0.32 per share related to a loss on early debt extinguishment in the fourth quarter of 2016, as well as restructuring costs and transaction costs related to acquisitions. We expect that the benefits of additional cost reduction activities will be partially offset by the continuing decline in check and forms usage and continued investments in revenue growth opportunities, including brand awareness, marketing solutions and other services offers, and enhanced internet capabilities. We also expect material costs and delivery rates to increase. We estimate that our annual effective tax rate for 2017 will be approximately 32.5%, compared to 32.6% for 2016.

We anticipate that net cash provided by operating activities will be between $340.0 million and $345.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and medical payments. We anticipate contract acquisition payments of approximately $26.0 million in 2017, and we estimate that capital spending will be approximately $45.0 million in 2017, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small-to-medium-sized acquisitions. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including small-to-medium-sized acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. As of September 30, 2017, $64.6 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2017	2016	Change	2017	2016	Change
Total revenue	$497,669	$458,920	8.4%	$1,470,666	$1,368,860	7.4%
Orders(1)	12,595	12,912	(2.5%)	37,643	39,173	(3.9%)
Revenue per order	$39.51	$35.54	11.2%	$39.07	$34.94	11.8%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was driven by incremental revenue from acquired businesses of approximately $51.8 million for the third quarter of 2017 and $136.4 million for the first nine months of 2017, as well as price increases in all of our segments. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These increases in revenue were partially offset by lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, revenue declined due to continued pricing allowances within Financial Services.

Service revenue represented 25.4% of total revenue for the first nine months of 2017 and 20.3% for the first nine months of 2016. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Checks	42.4%	46.9%	43.9%	47.8%
Marketing solutions and other services	40.2%	33.5%	37.9%	32.5%
Forms	10.4%	11.8%	10.8%	11.6%
Accessories and other products	7.0%	7.8%	7.4%	8.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the third quarter and first nine months of 2017, as compared to the same periods in 2016, driven by the impact of the continuing decline in check and forms usage, partially offset by growth in marketing solutions and other services, including the impact of acquisitions. Revenue per order increased for the third quarter and first nine months of 2017, as compared to the same periods in 2016, primarily due to the benefit of price increases and favorable product and service mix, partially offset by the impact of Financial Services continued pricing allowances.

Consolidated Cost of Revenue

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Total cost of revenue	$192,917	$166,270	16.0%		$551,290	$490,407	12.4%
Total cost of revenue as a percentage of total revenue	38.8%	36.2%	2.6	pts.	37.5%	35.8%	1.7	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of our service offerings, and related overhead.

The increase in total cost of revenue for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was primarily attributable to the increase in revenue, including incremental costs of acquired businesses of approximately $31.4 million for the third quarter of 2017 and $80.0 million for the first nine months of 2017. In addition, delivery rates and material costs increased in 2017, and results for the first nine months of 2016 included a benefit of $2.1 million related to an adjustment to our environmental remediation liabilities. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services, and favorable product mix. In addition, total cost of revenue decreased due to manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $3.0 million for the third quarter of 2017 and $9.0 million for the first nine months of 2017.

Consolidated Selling, General & Administrative Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
SG&A expense	$202,999	$198,365	2.3%		$628,100	$598,563	4.9%
SG&A expense as a percentage of total revenue	40.8%	43.2%	(2.4	) pts.	42.7%	43.7%	(1.0	) pts.

The increase in SG&A expense for the third quarter of 2017, as compared to the third quarter of 2016, was driven primarily by incremental costs of acquired businesses of approximately $15.5 million, as well as investments in various revenue growth opportunities, including increased spending on brand awareness initiatives, as well as an increase in performance-based compensation of approximately $1.3 million and increased medical costs in 2017. These increases were partially offset by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations, and a $1.9 million gain from the sale of businesses within our Small Business Services segment. Further information regarding the business sales can be found in the discussion of assets held for sale under the caption "Note 3:

Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

The increase in SG&A expense for the first nine months of 2017, as compared to the first nine months of 2016, was driven primarily by incremental operating expenses of acquired businesses of approximately $49.9 million, as well as investments in various revenue growth opportunities, including higher financial institution commission rates, as well as an increase in performance-based compensation of approximately $2.5 million. In addition, Financial Services incurred legal settlement and expenses of $2.5 million in the first quarter of 2017 and medical costs increased in 2017. These increases were partially offset by various expense reduction initiatives of approximately $24.0 million, primarily within our sales and marketing organizations, and an $8.7 million gain from the sale of businesses within our Small Business Services segment. Further information regarding the business sales can be found in the discussion of assets held for sale under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Net Restructuring Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Net restructuring charges	$1,267	$1,993	$(726)	$3,708	$4,007	$(299)

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period related primarily to costs of our restructuring activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Asset impairment charges	$46,630	$—	$46,630	$54,880	$—	$54,880

During the third quarter of 2017, we recorded pre-tax asset impairment charges of $46.6 million within Small Business Services related to goodwill, the discontinued NEBS trade name and other non-current assets, primarily internal-use software. Further information regarding these charges can be found under the caption "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. During the nine months ended September 30, 2017, we also recorded pre-tax asset impairment charges of $8.3 million related to a small business distributor that was sold during the second quarter of 2017. Further information regarding these charges can be found in the discussion of assets held for sale under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Interest Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Interest expense	$5,708	$4,855	17.6%		$15,795	$15,281	3.4%
Weighted-average debt outstanding	759,084	613,244	23.8%		763,802	618,644	23.5%
Weighted-average interest rate	2.7%	3.0%	(0.3	) pts.	2.5%	3.0%	(0.5	) pts.

The increase in interest expense for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was primarily driven by our higher weighted-average debt level during 2017, partially offset by the lower weighted-average interest rate. The reduction in our weighted-average interest rate for both periods resulted from the fourth quarter 2016 retirement of long-term notes that carried a higher interest rate.

Income Tax Provision

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Income tax provision	$20,146	$29,516	(31.7%)		$73,551	$86,783	(15.2%)
Effective income tax rate	41.2%	33.5%	7.7	pts.	33.6%	33.1%	0.5	pts.

The increase in our effective tax rate for the third quarter of 2017, as compared to the third quarter of 2016, was due primarily to the non-deductible portion of the goodwill impairment charge recorded during the quarter. The entire income tax effect of this item was reflected in our income tax provision for the third quarter of 2017 and resulted in an increase in our third quarter 2017 effective tax rate of 7.1 points. In addition, our 2017 tax rate increased due to a number of minor items.

The increase in our effective tax rate for the first nine months of 2017, as compared to the first nine months of 2016, was also due primarily to the impact of the third quarter goodwill impairment charge, which increased our effective tax rate for the first nine months of 2017 by 1.1 points. Partially offsetting this increase in our effective tax rate was the favorable impact of the asset impairment charges recorded during the first six months of 2017 related to a small business distributor that was sold during the second quarter of 2017. These impairment charges reduced the book basis of the assets relative to our tax basis in the stock of the small business distributor. In addition, tax benefits related to stock-based compensation were $3.3 million for the first nine months of 2017, compared to $1.7 million for the first nine months of 2016. We expect that our annual effective tax rate for 2017 will be approximately 32.5%.

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

Net restructuring charges for each period were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2017	2016	2017	2016
Severance accruals	$1,248	$1,824	$3,596	$3,870
Severance reversals	(78)	(198)	(596)	(666)
Operating lease obligations	—	—	23	—
Net restructuring accruals	1,170	1,626	3,023	3,204
Other costs	72	432	669	939
Net restructuring charges	$1,242	$2,058	$3,692	$4,143
Number of employees included in severance accruals	30	55	80	120

The majority of the employee reductions included in our restructuring accruals are expected to be completed in 2017, and we expect most of the related severance payments to be paid by mid-2018, utilizing cash from operations.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Total revenue	$306,408	$298,931	2.5%		$917,406	$877,384	4.6%
Operating income	13,213	50,670	(73.9%)		120,633	150,776	(20.0%)
Operating margin	4.3%	17.0%	(12.7	) pts.	13.1%	17.2%	(4.1	) pts.

The increase in total revenue for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was driven by incremental revenue from acquired businesses of approximately $12.7 million for the third quarter of 2017 and $47.7 million for the first nine months of 2017, as well as the benefit of price increases. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. These increases in revenue were partially offset by lower order volume, primarily related to checks, forms and accessories, as check and forms usage continues to decline, as well as the strategic decision to eliminate low margin business.

The decrease in operating income for the third quarter of 2017, as compared to the third quarter of 2016, was primarily due to pre-tax asset impairment charges of $46.6 million related to goodwill, the discontinued NEBS trade name and other non-current assets, primarily internal-use software. These charges reduced operating margin 15.2 points for the third quarter of 2017. Further information regarding these charges can be found under the caption "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, operating income was impacted by the lower order volume for checks, forms and accessories; investments in various revenue growth opportunities, including increased spending on brand awareness initiatives; and higher performance-based compensation, medical costs and material and delivery rates. Partially offsetting these decreases in operating income were price increases and benefits of our cost reduction initiatives, as well as a $1.9 million gain from the sale of businesses in 2017. The results of acquired businesses resulted in a slight increase in operating income for the third quarter of 2017, including acquisition-related amortization, but resulted in a 0.7 point decrease in operating margin for the third quarter of 2017.

The decrease in operating income for the first nine months of 2017, as compared to the first nine months of 2016, was primarily due to pre-tax asset impairment charges of $54.9 million related to goodwill, the discontinued NEBS trade name, a small business distributor that was sold during the second quarter of 2017, and other non-current assets, primarily internal-use software. These charges reduced operating margin 6.0 points for the first nine months of 2017. Further information regarding these charges can be found under the caption "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, operating income was impacted by lower order volume for checks, forms and accessories; investments in various revenue growth opportunities, including higher financial institution commission rates; higher performance-based compensation, medical costs and material and delivery rates; and a $1.4 million benefit in 2016 related to an adjustment to our environmental remediation liabilities. Partially offsetting these decreases in operating income were price increases and benefits of our cost reduction initiatives, as well as an $8.7 million gain from the sale of businesses in 2017. The results of acquired businesses resulted in a slight increase in operating income for the first nine months of 2017, including acquisition-related amortization, but resulted in a 1.0 point decrease in operating margin for the first nine months of 2017.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Total revenue	$157,407	$123,033	27.9%		$445,946	$374,511	19.1%
Operating income	29,347	28,708	2.2%		76,500	84,467	(9.4%)
Operating margin	18.6%	23.3%	(4.7	) pts.	17.2%	22.6%	(5.4	) pts.

The increase in revenue for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was driven by growth in marketing solutions and other services of approximately $38.0 million for the third quarter of 2017 and $85.8 million for the first nine months of 2017, including incremental revenue from acquired businesses of approximately $39.1 million for the third quarter of 2017 and $88.7 million for the first nine months of 2017. These increases in marketing solutions and other services revenue were partially offset by a decrease in Deluxe Rewards revenue of approximately $2.0 million for the third quarter of 2017 and $5.0 million for the first nine months of 2017 driven primarily by the loss of Verizon Communications Inc. as a customer, as well as pricing adjustments. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. In addition, revenue benefited from price increases. Partially offsetting these revenue increases was lower check order volume due to the continued decline in check usage, as well as the impact of continued pricing allowances.

The increase in operating income for the third quarter of 2017, as compared to the third quarter of 2016, was primarily due to the impact of price increases and the benefit of our continuing cost reduction initiatives. Partially offsetting these increases in operating income were lower check order volume; continued pricing allowances; the decline in Deluxe Rewards revenue; and higher performance-based compensation, medical costs and material and delivery rates. While the impact of acquired businesses was positive to operating income for the third quarter of 2017, including acquisition-related amortization, operating margin decreased 2.7 points for 2017 due to acquired businesses.

The decrease in operating income for the first nine months of 2017, as compared to the first nine months of 2016, was primarily due to the impact of lower check order volume; continued pricing allowances; higher performance-based compensation, medical costs and delivery and material rates in 2017; legal settlement and expenses of $2.5 million in the first quarter of 2017; the decline in Deluxe Rewards revenue; and an increase of $1.4 million in transaction costs related to acquisitions. Partially offsetting these decreases in operating income were price increases and the benefit of our continuing cost reduction initiatives. While the impact of acquired businesses was positive to operating income for the first nine months of 2017, including acquisition-related amortization, operating margin decreased 2.7 points for the first nine months of 2017 due to acquired businesses.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer Checks®, Checks.com, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2017	2016	Change		2017	2016	Change
Total revenue	$33,854	$36,956	(8.4%)		$107,314	$116,965	(8.3%)
Operating income	11,296	12,914	(12.5%)		35,555	40,640	(12.5%)
Operating margin	33.4%	34.9%	(1.5	) pts.	33.1%	34.7%	(1.6	) pts.

The decrease in revenue for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was primarily due to a reduction in orders stemming from the continued decline in check usage. For the first nine months of

2017, the volume decline was partially offset by higher revenue per order, driven by price increases and various sales initiatives.

The decrease in operating income for the third quarter and first nine months of 2017, as compared to the same periods in 2016, was due primarily to lower order volume and increased delivery and material costs in 2017. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by changes in circulation intended to maximize response rates.

CASH FLOWS AND LIQUIDITY

As of September 30, 2017, we held cash and cash equivalents of $53.4 million. The following table shows our cash flow activity for the nine months ended September 30, 2017 and 2016, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$225,896	$208,121	$17,775
Net cash used by investing activities	(154,102)	(90,399)	(63,703)
Net cash used by financing activities	(97,211)	(103,050)	5,839
Effect of exchange rate change on cash	2,253	2,966	(713)
Net change in cash and cash equivalents	$(23,164)	$17,638	$(40,802)

The $17.8 million increase in net cash provided by operating activities for the first nine months of 2017, as compared to the first nine months of 2016, was primarily due to cash generated by operations, the timing of accounts receivable collections, a $12.0 million decrease in payments for performance-based compensation, and the payment in 2016 of an incentive related to a 2013 acquisition. These increases in net cash provided by operating activities were partially offset by an $18.0 million increase in income tax payments, as well as higher contract acquisition and interest payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Income tax payments	$112,013	$93,993	$18,020
Performance-based compensation payments(1)	20,772	32,821	(12,049)
Contract acquisition payments	20,003	17,190	2,813
Interest payments	14,372	12,274	2,098
Incentive payment related to previous acquisition	—	5,434	(5,434)
Severance payments	5,642	4,275	1,367

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2017 was $63.7 million higher than the first nine months of 2016, driven primarily by an increase of $60.8 million in payments for acquisitions. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, proceeds from life insurance policies were $2.8 million lower than 2016.

Net cash used by financing activities for the first nine months of 2017 was $5.8 million lower than the first nine months of 2016, due primarily to a net decrease in payments on long-term debt of $13.3 million and a $1.4 million increase in cash proceeds from the exercise of stock options. Partially offsetting these decreases in cash used by financing activities was a $5.1 million increase in share repurchases and a $4.5 million increase in employee taxes paid for shares withheld related to stock-based compensation activity.

Significant cash outflows, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Payments for acquisitions, net of cash acquired	$125,417	$64,637	$60,780
Payments for common shares repurchased	50,070	44,944	5,126
Cash dividends paid to shareholders	43,672	44,127	(455)
Purchases of capital assets	34,351	32,215	2,136
Employee taxes paid for shares withheld	6,816	2,333	4,483
Net change in debt	3,590	16,873	(13,283)

We anticipate that net cash provided by operating activities will be between $340.0 million and $345.0 million in 2017, compared to $319.3 million in 2016, driven by stronger operating performance and lower interest payments, partially offset by higher income tax and medical payments. We anticipate that net cash provided by operating activities in 2017 will be utilized for dividend payments, capital expenditures of approximately $45.0 million, periodic share repurchases and small-to-medium-sized acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of September 30, 2017, $64.6 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to reduce the amount outstanding under our credit facility agreement.

As of September 30, 2017, our subsidiaries located in Canada held cash and cash equivalents of $30.5 million. This amount decreased $36.1 million from December 31, 2016, as we utilized Canadian cash to fund a portion of the acquisition of RDM Corporation in the second quarter of 2017. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of the Canadian cash and cash equivalents into the United States at one time, we would incur a federal tax liability of approximately $4.0 million, based on current federal tax law.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required debt principal and interest payments, and periodic share repurchases, as well as small-to-medium-sized acquisitions.

CAPITAL RESOURCES

Our total debt was $756.4 million as of September 30, 2017, a decrease of $2.3 million from December 31, 2016. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,818	2.0%	$1,685	2.0%	$133
Floating interest rate	754,580	2.7%	756,963	2.2%	(2,383)
Total debt	756,398	2.7%	758,648	2.2%	(2,250)
Shareholders’ equity	950,545		880,970		69,575
Total capital	$1,706,943		$1,639,618		$67,325

During the first nine months of 2017, we repurchased a total of 0.7 million shares for $50.1 million. We had an outstanding authorization from our board of directors to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during the first quarter of 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of the previous authorization. This additional authorization has no expiration date and $254.7 million remained available for purchase under this authorization as of September 30, 2017. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

As of September 30, 2017, we had a $525.0 million revolving credit facility that matures in February 2019. Our quarterly commitment fee ranges from 0.20% to 0.40% based on our leverage ratio. During 2016, we amended the credit agreement governing our credit facility to include a variable rate term loan facility in the aggregate amount of $330.0 million. We borrowed the full amount during the fourth quarter of 2016 using the proceeds to retire our senior notes due in 2020 and to partially fund the acquisition of FMCG Direct in December 2016. The term loan facility matures in February 2019 and requires periodic principal payments throughout the term of the loan. Interest is paid weekly and we may prepay the term loan facility in full or in part at our discretion. Amounts repaid may not be reborrowed.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also contains financial covenants regarding our leverage ratio, interest coverage and liquidity. We were in compliance with all debt covenants as of September 30, 2017, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of September 30, 2017, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$525,000
Amount drawn on revolving credit facility	(450,000)
Outstanding letters of credit(1)	(10,361)
Net available for borrowing as of September 30, 2017	$64,639

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

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of September 30, 2017 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Contract acquisition costs – Other non-current assets include contract acquisition costs of our Financial Services segment. These costs, which are essentially pre-paid product discounts, are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in contract acquisition costs during the nine months ended September 30, 2017 and 2016 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for contract acquisition costs were $20.0 million for the first nine months of 2017 and $17.2 million for the first nine months of 2016. We anticipate cash payments of approximately $26.0 million for the year ending December 31, 2017.

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

Liabilities for contract acquisition payments are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Contract acquisition payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $13.5 million as of September 30, 2017 and $12.4 million as of December 31, 2016. Accruals for contract acquisition payments included in other non-current liabilities in our consolidated balance sheets were $24.3 million as of September 30, 2017 and $29.9 million as of December 31, 2016.

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

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first nine months of 2017 or during 2016.

A table of our contractual obligations was provided in the MD&A section of the 2016 Form 10-K. There were no significant changes in these obligations during the first nine months of 2017.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2016 Form 10-K. There were no changes in these policies during the first nine months of 2017.

During the third quarter of 2017, we completed the annual impairment analysis of goodwill and our indefinite-lived trade name. In conjunction with our annual strategic planning process during the quarter, we made various changes to our internal reporting structure. As a result, we reassessed our operating segments and determined that no changes were required in our reportable operating segments. We also reassessed our previously determined reporting units and concluded that a realignment of a portion of our reporting units was required. As such, we reallocated the carrying value of goodwill to our revised reporting units based on their relative fair values. We analyzed goodwill for impairment immediately prior to this realignment by performing qualitative analyses for our Small Business Services reporting units and quantitative analyses for our Financial Services and Direct Checks reporting units. The qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analysis we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount, with the exception of our Small Business Services Safeguard reporting unit. The analysis of this reporting unit, which incorporated the results of the annual strategic planning process, indicated lowered projected long-term revenue growth and profitability levels resulting from changes in market trends and the mix of products and services sold, including the continuing decline in check and forms usage. As a result, we completed impairment analyses of the long-term assets of this reporting unit, excluding goodwill, and concluded that these assets were not impaired. We then completed the quantitative analysis of the reporting unit, utilizing the income approach outlined under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2016 Form 10-K. This quantitative analysis indicated that this reporting unit's goodwill was fully impaired and resulted in a non-cash pre-tax goodwill impairment charge of $28.4 million during the quarter ended September 30, 2017. In accordance with Accounting Standards Update No. 2017-04, which we adopted on

January 1, 2017, the impairment charge was measured as the amount by which the reporting unit's carrying value exceeded its estimated fair value. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate of 9%. Changes in the reporting unit's forecast assumptions and estimates could materially affect the estimation of the fair value of this reporting unit.

Immediately subsequent to the realignment of our reporting unit structure, we completed a quantitative analysis for all of our reporting units to which goodwill is assigned. This quantitative analysis as of July 31, 2017 indicated that the estimated fair values of our reporting units exceeded their carrying values by approximate amounts between $64.0 million and $1.4 billion, or by amounts between 36% and 314% above the carrying values of their net assets.

In completing the annual impairment analysis of our indefinite-lived trade name, we elected to perform a quantitative assessment. This assessment indicated that the calculated fair value of the asset exceeded its carrying value of $19.1 million by approximately $16.0 million as of July 31, 2017. In this analysis, we assumed a discount rate of 10.0% and a royalty rate of 1.0%. A one-half percentage point increase in the discount rate would reduce the indicated fair value of the asset by approximately $2.0 million and a one-half percentage point decrease in the royalty rate would reduce the indicated fair value of the asset by approximately $17.0 million.

Information regarding accounting pronouncements adopted during the first nine months of 2017 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2017, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$450,000	$450,000	2.7%
Amount outstanding under term loan facility	304,580	305,250	2.7%
Capital lease obligations	1,818	1,818	2.0%
Total debt	$756,398	$757,068	2.7%

(1) The carrying amounts reported in the consolidated balance sheets for amounts drawn under our revolving credit facility and our term loan facility, excluding unamortized debt issuance costs, approximate fair value because our interest rates are variable and reflect current market rates. Capital lease obligations are presented at their carrying amount.

Amounts drawn on our revolving credit facility and our term loan facility mature in February 2019. Our capital lease obligations are due through June 2021.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $5.7 million change in interest expense for the first nine months of 2017.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures — As of the end of the period covered by this report, September 30, 2017 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting —There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the third quarter of 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2017 – July 31, 2017	—	$—	—	$274,658,061
August 1, 2017 – August 31, 2017	202,400	68.83	202,400	260,726,148
September 1, 2017 – September 30, 2017	87,900	69.05	87,900	254,656,500
Total	290,300	68.90	290,300	254,656,500

In August 2003, our board of directors approved an authorization to purchase up to 10 million shares of our common stock. We completed the purchase of all of the remaining shares under this authorization during February 2017. In May 2016, our board of directors approved an additional authorization for the repurchase of up to $300.0 million of our common stock, effective at the conclusion of our previous authorization. This additional authorization has no expiration date and $254.7 million remained available for purchase under this authorization as of September 30, 2017.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended September 30, 2017, we withheld 16,431 shares in conjunction with the vesting and exercise of equity-based awards.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 27, 2017	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2017	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)