Form 10-Q
period 2018-03-31
DELUXE CORP
filed 2018-05-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2018
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
[ ] Yes   [X] No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, as of April 18, 2018 was 47,845,020.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$67,728	$59,240
Trade accounts receivable, net of allowances for uncollectible accounts	135,979	149,844
Inventories and supplies	42,384	42,249
Funds held for customers	94,940	86,192
Other current assets	58,907	55,441
Total current assets	399,938	392,966
Deferred income taxes	5	1,428
Long-term investments	42,858	42,607
Property, plant and equipment (net of accumulated depreciation of $360,303 and $358,020, respectively)	82,665	84,638
Assets held for sale	10,312	12,232
Intangibles (net of accumulated amortization of $470,466 and $444,933, respectively)	393,890	384,266
Goodwill	1,161,325	1,130,934
Other non-current assets	182,823	159,756
Total assets	$2,273,816	$2,208,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,474	$104,477
Accrued liabilities	275,328	277,253
Long-term debt due within one year	831	44,040
Total current liabilities	375,633	425,770
Long-term debt	741,702	665,260
Deferred income taxes	56,699	50,543
Other non-current liabilities	48,112	52,241
Commitments and contingencies (Notes 11 and 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2018 – 47,841; December 31, 2017 – 47,953)	47,841	47,953
Retained earnings	1,050,064	1,004,657
Accumulated other comprehensive loss	(46,235)	(37,597)
Total shareholders’ equity	1,051,670	1,015,013
Total liabilities and shareholders’ equity	$2,273,816	$2,208,827

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Product revenue	$363,407	$372,174
Service revenue	128,507	115,592
Total revenue	491,914	487,766
Cost of products	(133,371)	(132,533)
Cost of services	(55,387)	(46,781)
Total cost of revenue	(188,758)	(179,314)
Gross profit	303,156	308,452
Selling, general and administrative expense	(211,154)	(217,144)
Net restructuring charges	(2,145)	(1,014)
Asset impairment charges	(2,149)	(5,296)
Operating income	87,708	84,998
Interest expense	(5,579)	(4,829)
Other income	1,289	1,062
Income before income taxes	83,418	81,231
Income tax provision	(20,082)	(24,165)
Net income	$63,336	$57,066
Comprehensive income	$61,565	$58,248
Basic earnings per share	1.32	1.17
Diluted earnings per share	1.31	1.16
Cash dividends per share	0.30	0.30

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	47,953	$47,953	$—	$1,004,657	$(37,597)	$1,015,013
Net income	—	—	—	63,336	—	63,336
Cash dividends	—	—	—	(14,417)	—	(14,417)
Common shares issued	249	249	7,457	—	—	7,706
Common shares repurchased	(278)	(278)	(4,373)	(15,345)	—	(19,996)
Other common shares retired	(83)	(83)	(6,046)	—	—	(6,129)
Employee share-based compensation	—	—	2,962	—	—	2,962
Adoption of Accounting Standards Update No. 2014-09 (Note 2)	—	—	—	4,966	—	4,966
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	6,867	(6,867)	—
Other comprehensive loss	—	—	—	—	(1,771)	(1,771)
Balance, March 31, 2018	47,841	$47,841	$—	$1,050,064	$(46,235)	$1,051,670

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$63,336	$57,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,675	4,082
Amortization of intangibles	27,466	25,555
Asset impairment charges	2,149	5,296
Amortization of prepaid product discounts	5,408	4,967
Deferred income taxes	(233)	(5,014)
Employee share-based compensation expense	2,962	3,701
Other non-cash items, net	(5,867)	(4,543)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	12,763	18,955
Inventories and supplies	(189)	(49)
Other current assets	(3,536)	1,370
Non-current assets	(2,444)	(1,187)
Accounts payable	(3,789)	(21,853)
Prepaid product discount payments	(5,364)	(6,099)
Other accrued and non-current liabilities	(15,549)	(7,903)
Net cash provided by operating activities	80,788	74,344
Cash flows from investing activities:
Purchases of capital assets	(14,034)	(11,021)
Payments for acquisitions, net of cash acquired	(52,369)	(5,239)
Other	(450)	461
Net cash used by investing activities	(66,853)	(15,799)
Cash flows from financing activities:
Proceeds from issuing long-term debt	824,625	57,500
Payments on long-term debt	(792,200)	(77,061)
Proceeds from issuing shares under employee plans	5,169	5,013
Employee taxes paid for shares withheld	(4,557)	(5,548)
Payments for common shares repurchased	(19,996)	(15,002)
Cash dividends paid to shareholders	(14,393)	(14,591)
Other	(3,205)	(332)
Net cash used by financing activities	(4,557)	(50,021)
Effect of exchange rate change on cash	(890)	414
Net change in cash and cash equivalents	8,488	8,938
Cash and cash equivalents, beginning of year	59,240	76,574
Cash and cash equivalents, end of period	$67,728	$85,512

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2018, the consolidated statements of comprehensive income for the quarters ended March 31, 2018 and 2017, the consolidated statement of shareholders’ equity for the quarter ended March 31, 2018, and the consolidated statements of cash flows for the quarters ended March 31, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Note 2: New accounting pronouncements

The following discusses the impact of each accounting standards update (ASU) adopted during the first quarter of 2018:

ASU No. 2014-09 – In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. The standard also expands the required financial statement disclosures regarding revenue recognition. In addition, the FASB subsequently issued several amendments to the standard. We adopted the standard and all the related amendments on January 1, 2018 using the modified retrospective method. We applied the new guidance to uncompleted contracts as of January 1, 2018 and recorded the cumulative effect of initially applying the standard as an adjustment to retained earnings, with the offset to other current assets, other non-current assets and deferred income tax liabilities. We have elected the practical expedient for contract modifications, allowing us to consider the impact of all contract modifications completed prior to January 1, 2018. We have also elected the practical expedient that allows us to disregard the effects of a financing component if the period between payment and performance will be 1 year or less. Election of these practical expedients did not have a significant impact on our results of operations or financial position. Prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. We do not expect the adoption of this guidance to have a material impact on our results of operations, financial position or cash flows on an ongoing basis. Information regarding the disaggregation of revenue can be found in Note 14.

Our product revenue is recognized when control of the goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. In most cases, control is transferred when products are shipped. We recognize the great majority of our service revenue as the services are provided. Many of our check supply contracts with financial institutions provide for rebates on certain products. We record these rebates as reductions of revenue and as accrued liabilities on our consolidated balance sheets when the related revenue is recognized. Many of our financial institution contracts also require prepaid product discounts in the form of upfront cash payments we make to our financial institution clients. These prepaid product discounts are included in other non-current assets in our consolidated balance sheets and are amortized as reductions of revenue, generally on the straight-line basis, over the contract term. Sales tax collected concurrent with revenue-producing activities is excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products. We have elected the practical expedient that allows us to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost, and we accrue costs of shipping and handling when the related revenue is recognized. As part of our Financial Services rewards, incentive and loyalty programs, we receive payments from consumers or our clients for the products and services provided, including hotel stays, gift cards and merchandise such as apparel, electronics and clothing. This revenue is recorded net of the related fulfillment costs.

Certain of our contracts for data-driven marketing solutions and treasury management outsourcing services within Financial Services have variable consideration that is contingent on either the success of the marketing campaign ("pay-for-performance") or the volume of outsourcing services provided. We recognize revenue for estimated variable consideration as

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

services are provided based on the most likely amount to be realized. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when the contingency is resolved. Estimates regarding the recognition of variable consideration are updated each quarter. Typically, the amount of consideration for these contracts is finalized within 3 months, although pricing under certain of our outsourcing contracts may be based on annual volume commitments. Revenue recognized from these contracts was approximately $100,000 in 2017. Under the new standard, we have accelerated the recognition of a portion of this variable consideration.

Certain of our contracts for treasury management solutions result from the sale of bundled arrangements that may include hardware, software and professional services, as well as customization and modification of software, and specify the timing of customer billings over the course of the contract. Revenue for these contracts is recognized using a cost-based input method that depicts the transfer of services to the customer. The transaction price is allocated to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin. When the revenue recognized for uncompleted contracts exceeds the amount of customer billings, a contract asset is reflected in our consolidated balance sheets within other current assets. The amount included in other current assets was $24,521 as of March 31, 2018 and $16,379 as of December 31, 2017. When the amount of customer billings for uncompleted contracts exceeds the revenue recognized, a contract liability is reflected in our consolidated balance sheets within accrued liabilities. The amount included in accrued liabilities was $1,353 as of March 31, 2018 and $2,233 as of December 31, 2017.

At times, a financial institution client may terminate its check supply contract with us prior to the end of the contract term. In many cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further performance obligations and collection of the funds is assured. If we have further performance obligations following the execution of a contract termination agreement, we record the related revenue over the remaining service period.

Our payment terms vary by type of customer and the products or services offered. The time period between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. When a customer pays in advance for services, primarily for treasury management solutions and web hosting services, we defer the revenue and recognize it as the services are performed, generally over a period of less than 1 year. Deferred revenue is included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. The increase of $1,408 in deferred revenue for the quarter ended March 31, 2018 was primarily driven by cash payments received in advance of satisfying our performance obligations, partially offset by the recognition of $20,636 of revenue that was included in deferred revenue as of December 31, 2017. In addition to the amounts included in deferred revenue, we will recognize revenue in future periods related to remaining performance obligations for certain of our data-driven marketing and treasury management solutions. Generally, these contracts have terms of 1 year or less and many have terms of 3 months or less. The amount of revenue related to these unsatisfied performance obligations is not significant to our annual consolidated revenue.

The new guidance requires that certain costs incurred to obtain contracts be recognized as assets and amortized consistent with the transfer of goods or services to the customer. As such, we are now deferring sales commissions related to obtaining check supply and treasury management solution contracts within Financial Services. These amounts are included in other non-current assets and are amortized as selling, general and administrative (SG&A) expense. Amortization of these amounts on the straight-line basis approximates the timing of the transfer of goods or services to the customer. Generally, these amounts are being amortized over periods of 3 to 6 years. We elected the practical expedient allowing us to expense sales commissions as incurred when the amortization period would have been 1 year or less.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The cumulative effect of the changes made to our unaudited consolidated balance sheet as of January 1, 2018 for the adoption of the new revenue guidance was as follows:

(in thousands)	Balance as of December 31, 2017	Adjustments due to ASU No. 2014-09	Balance as of January 1, 2018
Other current assets	$55,441	$960	$56,401
Total current assets	392,966	960	393,926
Other non-current assets	159,756	5,733	165,489
Total assets	$2,208,827	$6,693	$2,215,520

Deferred income taxes	$50,543	$1,727	$52,270
Retained earnings	1,004,657	4,966	1,009,623
Total liabilities and shareholders' equity	$2,208,827	$6,693	$2,215,520

The impact of adoption of the new revenue guidance on our unaudited consolidated statement of comprehensive income for the quarter ended March 31, 2018 and on our unaudited consolidated balance sheet as of March 31, 2018 was as follows:

	Quarter Ended March 31, 2018
(in thousands)	As reported	Effect of adoption	Balance without adoption of ASU No. 2014-09
Service revenue	$128,507	$(536)	$127,971
Total revenue	491,914	(536)	491,378
Cost of services	(55,387)	255	(55,132)
Total cost of revenue	(188,758)	255	(188,503)
Gross profit	303,156	(281)	302,875
Selling, general and administrative expense	(211,154)	516	(210,638)
Operating income	87,708	235	87,943
Income before income taxes	83,418	235	83,653
Income tax provision	(20,082)	(61)	(20,143)
Net income	$63,336	$174	$63,510

	March 31, 2018
Other current assets	$58,907	$(1,242)	$57,665
Total current assets	399,938	(1,242)	398,696
Other non-current assets	182,823	(5,216)	177,607
Total assets	$2,273,816	$(6,458)	$2,267,358

Accrued liabilities	275,328	61	275,389
Total current liabilities	375,633	61	375,694
Deferred income taxes	56,699	(1,727)	54,972
Retained earnings	1,050,064	(4,792)	1,045,272
Total liabilities and shareholders' equity	$2,273,816	$(6,458)	$2,267,358

ASU No. 2016-01 – In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The standard is intended to improve the recognition, measurement, presentation and disclosure of financial instruments. We adopted this standard on January 1, 2018. This standard had no impact on our results of operations or financial position. Our financial statement disclosures in Note 7 related to financial instruments have been modified to comply with the new standard.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

ASU No. 2016-16 – In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The standard requires recognition of the tax effects resulting from the intercompany sale of an asset when the transfer occurs. Previously, the tax effects were deferred until the transferred asset was sold to a third party. We adopted this standard on January 1, 2018. No adjustment was required to opening retained earnings, and we do not expect the application of this standard to have a significant impact on our results of operations or financial position going forward.

ASU No. 2017-01 – In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard revises the definition of a business, which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. We adopted this standard on January 1, 2018, applying it prospectively to transactions occurring on or after this date.

ASU No. 2017-07 – In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that the service cost component of net periodic benefit expense be recognized in the same statement of comprehensive income caption(s) as other compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the statement of comprehensive income. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. We adopted this standard on January 1, 2018. The reclassification of the other components of our net periodic benefit income was applied on a retrospective basis. As such, we have revised our results of operations for the previous period. We utilized the practical expedient for adoption allowing us to use the amount previously disclosed in our postretirement benefits footnote as the basis for revising the prior period. As there is no service cost associated with our plans, we reclassified the entire amount of our net periodic benefit income from cost of revenue and SG&A expense to other income in our consolidated statements of comprehensive income. In addition, we no longer include any portion of net periodic benefit income in amounts capitalized for inventory or internal-use software, as only the service cost component is eligible for capitalization. This change did not have a significant impact on our results of operations or financial position. The impact of the revision on our unaudited consolidated statement of comprehensive income for the quarter ended March 31, 2017 was as follows:

	Quarter Ended March 31, 2017
(in thousands)	As previously reported	Effect of adoption	As revised
Cost of products	$(132,395)	$(138)	$(132,533)
Cost of services	(46,765)	(16)	(46,781)
Total cost of revenue	(179,160)	(154)	(179,314)
Selling, general and administrative expense	(216,794)	(350)	(217,144)
Operating income	85,502	(504)	84,998
Other income	558	504	1,062
Net income	$57,066	$—	$57,066

ASU No. 2017-09 – In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require modification accounting, which may result in a different fair value for the award. We adopted this standard on January 1, 2018, and it is being applied prospectively to awards modified on or after this date. Historically, modifications to our share-based payment awards have been infrequent. As such, we do not expect the application of this standard to have a significant impact on our results of operations or financial position.

ASU No. 2018-02 – In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the 2017 Act). We elected to early adopt this standard on January 1, 2018, applying it in the period of adoption. As such, a reclassification from accumulated other comprehensive loss to retained earnings of $6,867 was recorded during the quarter ended March 31, 2018. This represents the effect of the change in the United States federal corporate income tax rate on the gross deferred tax amount at the date of enactment of the 2017 Act related to items remaining in accumulated other

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

comprehensive loss. Our policy is to release stranded income tax effects from accumulated other comprehensive loss when the circumstances upon which they are premised cease to exist.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. The standard added to the FASB Codification the guidance provided by the SEC in December 2017 regarding the accounting for the 2017 Act. We complied with SAB No. 118 when preparing our annual consolidated financial statements for the year ended December 31, 2017. Reasonable estimates were used in determining several of the components of the impact of the 2017 Act, including our 2017 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the toll charge. We are still analyzing certain aspects of the 2017 Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the toll charge liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the new tax legislation, as well as the potential for technical corrections to the 2017 Act, could have a material impact on our effective tax rate in future periods. During the quarter ended March 31, 2018, we recorded a reduction in income tax expense of $310 related to the 2017 Act. In order to complete our accounting for the 2017 Act, which we expect to finalize by the fourth quarter of 2018, the following specific items need to be completed or addressed:

•	Issuance of state-by-state guidance regarding conformity with or decoupling from the 2017 Act.

•
Finalize the calculation of post-1986 foreign deferred earnings, which are subject to the toll charge, and determine our ability to beneficially claim a foreign tax credit resulting from the income inclusion.

•	Where pertinent, adjust to clarifications and guidance regarding other aspects of the 2017 Act, including those related to the deductibility of executive compensation.

Accounting pronouncements not yet adopted – In February 2016, the FASB issued ASU No. 2016-02, Leasing. The standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements. The guidance is effective for us on January 1, 2019 and requires adoption using a modified retrospective approach. We are currently assessing the impact of this standard on our consolidated financial statements.

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

Note 3: Supplemental balance sheet information

Allowance for uncollectible accounts – Changes in the allowance for uncollectible accounts for the quarters ended March 31, 2018 and 2017 was as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017
Balance, beginning of year	$2,884	$2,828
Bad debt expense	875	692
Write-offs, net of recoveries	(905)	(634)
Balance, end of period	$2,854	$2,886

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$6,949	$7,357
Semi-finished goods	7,633	7,635
Finished goods	24,724	24,146
Supplies	3,078	3,111
Inventories and supplies	$42,384	$42,249

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	March 31, 2018
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$15,000	$—	$—	$15,000
Canadian and provincial government securities	8,867	—	(430)	8,437
Canadian guaranteed investment certificates	7,752	—	—	7,752
Available-for-sale debt securities	$31,619	$—	$(430)	$31,189

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2018, also included cash of $63,751.

	December 31, 2017
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$17,300	$—	$—	$17,300
Canadian and provincial government securities	9,051	—	(393)	8,658
Canadian guaranteed investment certificates	7,955	—	—	7,955
Available-for-sale debt securities	$34,306	$—	$(393)	$33,913

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2017, also included cash of $52,279.

Expected maturities of available-for-sale debt securities as of March 31, 2018 were as follows:

(in thousands)	Fair value
Due in one year or less	$24,760
Due in two to five years	3,586
Due in six to ten years	2,843
Available-for-sale debt securities	$31,189

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Assets held for sale – Assets held for sale as of March 31, 2018 included 2 providers of printed and promotional products, a small business distributor and a small business customer list that was classified as held for sale during the first quarter of 2018. Assets held for sale as of December 31, 2017 included 2 providers of printed and promotional products and 2 small business distributors, 1 of which was sold during the first quarter of 2018. Also during the first quarter of 2018, we sold

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

the operations of a small business distributor that previously did not meet the requirements to be reported as assets held for sale in the consolidated balance sheets. We determined that these businesses would be better positioned for long-term growth if they were managed by independent distributors. Subsequent to the sales, these businesses are owned by distributors that are part of our Safeguard® distributor network. As such, our revenue is not impacted by these sales, and the impact to our costs is not significant. We entered into aggregate notes receivable of $10,215 in conjunction with these sales (non-cash investing activity), and we recognized aggregate net gains within SG&A expense of $7,228 during the quarter ended March 31, 2018. During the quarter ended March 31, 2017, we sold a provider of printed and promotional products and a small business distributor, realizing an aggregate net gain of $6,779 within SG&A expense in the consolidated statement of comprehensive income.

The businesses sold during 2018, as well as those held for sale as of March 31, 2018, were included in our Small Business Services segment, and their net assets consisted primarily of intangible assets. During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5,296 related to a small business distributor that was sold during the second quarter of 2017. The impairment charge reduced the carrying value of the business to its fair value less costs to sell, as we negotiated the sale of the business.

We are actively marketing the remaining assets held for sale, and we expect the selling prices will equal or exceed their current carrying values. Net assets held for sale consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017	Balance sheet caption
Current assets	$23	$4	Other current assets
Intangibles	8,089	8,459	Assets held for sale
Goodwill	2,016	3,566	Assets held for sale
Other non-current assets	207	207	Assets held for sale
Net assets held for sale	$10,335	$12,236

Intangibles – Intangibles were comprised of the following:

	March 31, 2018			December 31, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	370,408	(293,628)	76,780	359,079	(284,074)	75,005
Customer lists/relationships(1)	350,586	(133,712)	216,874	343,589	(121,729)	221,860
Trade names	46,762	(21,204)	25,558	36,931	(19,936)	16,995
Technology-based intangibles	38,800	(8,017)	30,783	31,800	(6,400)	25,400
Software to be sold	36,900	(12,260)	24,640	36,900	(11,204)	25,696
Other	1,800	(1,645)	155	1,800	(1,590)	210
Amortizable intangibles	845,256	(470,466)	374,790	810,099	(444,933)	365,166
Intangibles	$864,356	$(470,466)	$393,890	$829,199	$(444,933)	$384,266

(1) During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2,149 for one of our customer lists. Further information can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Amortization of intangibles was $27,466 for the quarter ended March 31, 2018 and $25,555 for the quarter ended March 31, 2017. Based on the intangibles in service as of March 31, 2018, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2018	$73,428
2019	81,231
2020	62,617
2021	49,222
2022	35,337

During the quarter ended March 31, 2018, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the quarter ended March 31, 2018:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$10,842	3
Customer lists/relationships(1)	13,001	7
Trade names	10,000	8
Technology-based intangibles	7,000	5
Acquired intangibles	$40,843	6

(1) Includes the purchase of a customer list for $650 that did not qualify as a business combination.

Information regarding acquired intangibles does not include measurement-period adjustments recorded during the quarter ended March 31, 2018 for changes in the estimated fair values of intangibles acquired during 2017 through acquisitions. Information regarding these adjustments can be found in Note 6.

Goodwill – Changes in goodwill during the quarter ended March 31, 2018 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2017:
Goodwill, gross	$706,568	$324,239	$148,506	$1,179,313
Accumulated impairment charges	(48,379)	—	—	(48,379)
Goodwill, net of accumulated impairment charges	658,189	324,239	148,506	1,130,934
Goodwill resulting from acquisitions	28,293	—	—	28,293
Measurement-period adjustments for previous acquisitions (Note 6)	(173)	2,763	—	2,590
Currency translation adjustment	(492)	—	—	(492)
Balance, March 31, 2018:
Goodwill, gross	734,196	327,002	148,506	1,209,704
Accumulated impairment charges	(48,379)	—	—	(48,379)
Goodwill, net of accumulated impairment charges	$685,817	$327,002	$148,506	$1,161,325

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Prepaid product discounts(1)	$65,954	$63,895
Loans and notes receivable from Safeguard distributors	55,648	44,276
Postretirement benefit plan asset	42,224	39,849
Deferred advertising costs	5,924	6,135
Deferred sales commissions(2)	5,216	—
Other	7,857	5,601
Other non-current assets	$182,823	$159,756

(1) In our prior period financial statements, we referred to this asset as contract acquisition costs.

(2) Amortization of deferred sales commissions was $694 for the quarter ended March 31, 2018.

Changes in prepaid product discounts during the quarters ended March 31, 2018 and 2017 were as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017
Balance, beginning of year	$63,895	$65,792
Additions(1)	7,492	4,043
Amortization	(5,408)	(4,967)
Other	(25)	(76)
Balance, end of period	$65,954	$64,792

(1) Prepaid product discounts are accrued upon contract execution. Cash payments made for prepaid product discounts were $5,364 for the quarter ended March 31, 2018 and $6,099 for the quarter ended March 31, 2017.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Funds held for customers	$93,867	$85,091
Deferred revenue	49,630	47,021
Acquisition-related liabilities(1)	24,893	23,878
Income tax	19,204	17,827
Prepaid product discounts due within one year(2)	15,510	11,670
Employee profit sharing/cash bonus	12,358	31,312
Customer rebates	10,856	11,508
Restructuring due within one year (Note 8)	2,326	4,380
Other	46,684	44,566
Accrued liabilities	$275,328	$277,253

(1) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 7.

(2) In our prior period financial statements, we referred to this liability as contract acquisition costs due within one year.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Prepaid product discounts(1)	$19,922	$21,658
Other	28,190	30,583
Other non-current liabilities	$48,112	$52,241

(1) In our prior period financial statements, we referred to this liability as contract acquisition costs.

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2018	2017
Earnings per share – basic:
Net income	$63,336	$57,066
Income allocated to participating securities	(286)	(406)
Income available to common shareholders	$63,050	$56,660
Weighted-average shares outstanding	47,755	48,324
Earnings per share – basic	$1.32	$1.17

Earnings per share – diluted:
Net income	$63,336	$57,066
Income allocated to participating securities	(285)	(404)
Re-measurement of share-based awards classified as liabilities	(85)	(4)
Income available to common shareholders	$62,966	$56,658
Weighted-average shares outstanding	47,755	48,324
Dilutive impact of potential common shares	262	374
Weighted-average shares and potential common shares outstanding	48,017	48,698
Earnings per share – diluted	$1.31	$1.16
Antidilutive options excluded from calculation	521	270

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2018	2017
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	Other income
Net actuarial loss	(721)	(909)	Other income
Total amortization	(366)	(554)	Other income
Tax benefit	356	165	Income tax provision
Total reclassifications, net of tax	$(10)	$(389)	Net income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2018 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on marketable securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2017	$(26,829)	$(322)	$(10,446)	$(37,597)
Other comprehensive loss before reclassifications	—	(36)	(1,745)	(1,781)
Amounts reclassified from accumulated other comprehensive loss	10	—	—	10
Net current-period other comprehensive income (loss)	10	(36)	(1,745)	(1,771)
Adoption of ASU No. 2018-02	(6,867)	—	—	(6,867)
Balance, March 31 2018	$(33,686)	$(358)	$(12,191)	$(46,235)

(1) Other comprehensive loss before reclassifications is net of income tax benefit of $13.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the quarters ended March 31, 2018 and 2017. The acquisitions completed during the quarter ended March 31, 2018 were cash transactions, funded by use of our revolving credit facility. We completed these acquisitions to add logo and web services capabilities, to increase our mix of marketing solutions and other services revenue and to reach new customers.
2018 acquisitions – In March 2018, we acquired the equity of Logomix Inc. (Logomix), a self-service marketing and branding platform that helps small businesses create logos and custom marketing products. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in nondeductible goodwill of $28,293. The acquisition resulted in goodwill as we expect to accelerate revenue growth by combining our

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

capabilities with Logomix's platform. The operations of this business from its acquisition date are included in our Small Business Services segment.

Also during the quarter ended March 31, 2018, we acquired the operations of 2 small business distributors that are included in our Small Business Services segment. The assets acquired consisted primarily of customer list intangible assets. As these small business distributors were previously part of our Safeguard distributor network, our revenue was not impacted by these acquisitions, and the impact to our costs was not significant.

We expect to finalize the allocations of the purchase price for these acquisitions by the end of 2018 when our valuation of the acquired intangible assets is completed, as well as the valuation of various other assets acquired and liabilities assumed related to the Logomix acquisition.

Information regarding the useful lives of acquired intangibles and goodwill by reportable segment can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 7. As our acquisitions were immaterial to our reported operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation, as of March 31, 2018, of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2018 acquisitions
Net tangible assets acquired and liabilities assumed(1)	$(4,244)
Identifiable intangible assets:
Customer lists/relationships	12,351
Trade name	10,000
Technology-based intangible	7,000
Total intangible assets	29,351
Goodwill	28,293
Total aggregate purchase price	53,400
Liabilities for holdback payments and contingent consideration	(1,585)
Net cash paid for 2018 acquisitions	51,815
Holdback payments for prior year acquisitions	554
Payments for acquisitions, net of cash acquired of $1,500	$52,369

(1) Net liabilities acquired consisted primarily of Logomix deferred income taxes.

During the quarter ended March 31, 2018, we finalized the purchase accounting for the acquisition of RDM Corporation, which was acquired in April 2017, and we recorded adjustments related to the purchase accounting for Digital Pacific Group Pty Ltd and Impact Marketing Specialists, Inc., which were also acquired during 2017. We expect to finalize the purchase accounting for these acquisitions by mid-2018 when our valuation of property, plant and equipment, as well as the acquired customer list intangible assets, is finalized. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K. These measurement-period adjustments resulted in an increase in goodwill of $2,590 during the quarter ended March 31, 2018, with the offset to various assets and liabilities, including deferred income taxes and other long-term liabilities, as well as a decrease of $1,041 in customer list intangibles and an increase in internal-use software of $1,000.

2017 acquisitions – During the quarter ended March 31, 2017, we completed the following acquisitions:

•	In February 2017, we acquired selected assets of Panthur Pty Ltd, an Australian web hosting and domain registration service provider.

•	We acquired the operations of several small business distributors, all of which were previously part of our Safeguard distributor network.

Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the quarter ended March 31, 2017, included payments of $3,087 for these acquisitions and $2,152 for holdback payments for prior

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

year acquisitions. Further information regarding our 2017 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Note 7: Fair value measurements

Non-recurring asset impairment analyses – During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2,149 related to a Small Business Services customer list intangible asset. As a result of changes in market trends, including the continuing decline in check and forms usage, we determined that this customer list asset was impaired and had a fair market value of $0 (level 3 fair value measurement) as of March 31, 2018.

During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5,296 related to a small business distributor classified as held for sale in the consolidated balance sheets. Based on ongoing negotiations for the sale of the business, including multiple offers, we determined that the business's carrying value exceeded its estimated fair value less costs to sell of $5,000 (level 3 fair value measurement), and we reduced the carrying value of the related customer list intangible asset.

2018 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. Information regarding the acquisitions completed during the quarter ended March 31, 2018 can be found in Note 6. The identifiable net assets acquired during the quarter ended March 31, 2018 were comprised primarily of customer list intangible assets, a trade name and a technology-related intangible asset. The estimated fair value of the Logomix customer list was calculated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The estimated fair value of the other acquired customer lists was calculated by discounting the estimated cash flows expected to be generated by the assets. Key assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

The estimated fair values of the trade name and technology-related asset were calculated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name or the technology. Assumed royalty rates were applied to projected revenue for the estimated remaining useful lives of the assets to estimate the royalty savings.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2018 and 2017.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Changes in accrued contingent consideration during the quarter ended March 31, 2018 were as follows:

(in thousands)	Quarter Ended March 31, 2018
Balance, December 31, 2017	$3,623
Acquisition date fair value	100
Change in fair value	(54)
Payments	(363)
Balance, March 31, 2018	$3,306

Information regarding the fair values of our financial instruments was as follows:

			Fair value measurements using
	March 31, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(3,306)	$(3,306)	$—	$—	$(3,306)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	15,000	15,000	15,000	—	—
Available-for-sale debt securities (funds held for customers)	16,189	16,189	—	16,189	—
Amortized cost:
Cash	67,728	67,728	67,728	—	—
Cash (funds held for customers)	63,751	63,751	63,751	—	—
Loans and notes receivable from Safeguard distributors	57,579	53,647	—	—	53,647
Long-term debt(1)	740,625	740,625	—	740,625	—

(1) Amounts exclude capital lease obligations.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Fair value measurements using
	December 31, 2017		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(3,623)	$(3,623)	$—	$—	$(3,623)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	17,300	17,300	17,300	—	—
Available-for-sale debt securities (funds held for customers)	16,613	16,613	—	16,613	—
Amortized cost:
Cash	59,240	59,240	59,240	—	—
Cash (funds held for customers)	52,279	52,279	52,279	—	—
Loans and notes receivable from Safeguard distributors	46,409	44,650	—	—	44,650
Long-term debt(1)	707,386	707,938	—	707,938	—

(1) Amounts exclude capital lease obligations.

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the quarter ended March 31, 2018.

Note 8: Restructuring charges

Net restructuring charges for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands, except number of employees)	2018	2017
Severance accruals	$844	$1,108
Severance reversals	(135)	(399)
Net restructuring accruals	709	709
Other costs	1,613	284
Net restructuring charges	$2,322	$993
Number of employees included in severance accruals	25	30

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017
Total cost of revenue	$177	$(21)
Operating expenses	2,145	1,014
Net restructuring charges	$2,322	$993

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

During the quarters ended March 31, 2018 and 2017, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales, marketing and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring and integration activities.

Restructuring accruals of $2,326 as of March 31, 2018 and $4,380 as of December 31, 2017 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed by mid-2018, and we expect most of the related severance payments to be paid by the end of 2018, utilizing cash from operations. As of March 31, 2018, approximately 10 employees had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2018 initiatives	2017 initiatives	2016 initiatives	Total
Balance, December 31, 2017	$—	$4,348	$32	$4,380
Restructuring charges	746	98	—	844
Restructuring reversals	—	(130)	(5)	(135)
Payments	(97)	(2,639)	(27)	(2,763)
Balance, March 31, 2018	$649	$1,677	$—	$2,326
Cumulative amounts:
Restructuring charges	$746	$7,320	$7,801	$15,867
Restructuring reversals	—	(291)	(750)	(1,041)
Payments	(97)	(5,352)	(7,051)	(12,500)
Balance, March 31, 2018	$649	$1,677	$—	$2,326

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Total
Balance, December 31, 2017	$789	$1,398	$140	$2,049	$4	$4,380
Restructuring charges	522	174	—	148	—	844
Restructuring reversals	(22)	(23)	(1)	(89)	—	(135)
Payments	(432)	(936)	(89)	(1,302)	(4)	(2,763)
Balance, March 31, 2018	$857	$613	$50	$806	$—	$2,326
Cumulative amounts:(2)
Restructuring charges	$5,158	$4,276	$286	$6,065	$82	$15,867
Restructuring reversals	(376)	(98)	(7)	(560)	—	(1,041)
Payments	(3,925)	(3,565)	(229)	(4,699)	(82)	(12,500)
Balance, March 31, 2018	$857	$613	$50	$806	$—	$2,326

(1) As discussed in Note 14, corporate costs are allocated to our business segments. As such, the net corporate restructuring charges are reflected in the business segment operating income presented in Note 14 in accordance with our allocation methodology.

(2) Includes accruals related to our cost reduction initiatives for 2016 through 2018.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 9: Income tax provision

The effective tax rate on pre-tax income reconciles to the United States federal statutory tax rate of 21% for 2018 and 35% for 2017 as follows:

	Quarter Ended March 31, 2018	Year Ended December 31, 2017
Income tax at federal statutory rate	21.0%	35.0%
State income tax expense, net of federal benefit	3.3%	2.7%
Goodwill impairment charge	—	1.5%
Impact of the Tax Cuts and Jobs Act of 2017	(0.4%)	(6.6%)
Qualified production activities deduction	—	(3.2%)
Net tax benefit of share-based compensation	(0.8%)	(1.6%)
Other	1.0%	(1.4%)
Effective tax rate	24.1%	26.4%

Further information regarding the impact of the Tax Cuts and Jobs Act of 2017 on our financial statements can be found in Note 2 and under the caption “Note 9: Income tax provision” in the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a portion of our retired United States employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” of the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K.

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2018	2017
Interest cost	$656	$724
Expected return on plan assets	(1,934)	(1,782)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	721	909
Net periodic benefit income	$(912)	$(504)

Effective January 1, 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which required us to reclassify postretirement benefit income from cost of revenue and SG&A expense to other income in our consolidated statements of comprehensive income. Further information can be found in Note 2.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Amount drawn on revolving credit facility	$740,625	$413,000
Amount outstanding under term loan facility	—	294,938
Capital lease obligations	1,908	1,914
Long-term debt, principal amount	742,533	709,852
Less unamortized debt issuance costs	—	(471)
Less current portion of long-term debt	(831)	(44,121)
Long-term debt	741,702	665,260
Current portion of amount drawn under term loan facility	—	43,313
Current portion of capital lease obligations	831	808
Long-term debt due within one year, principal amount	831	44,121
Less unamortized debt issuance costs	—	(81)
Long-term debt due within one year	831	44,040
Total debt	$742,533	$709,300

In March 2018, we entered into a new revolving credit facility in the amount of $950,000, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our previous credit facility agreement was terminated contemporaneously with our entry into the new credit facility and was repaid utilizing proceeds from the new revolving credit facility. Our quarterly commitment fee ranges from 0.175% to 0.35% based on our leverage ratio. As of March 31, 2018, $740,625 was drawn on our revolving credit facility at a weighted-average interest rate of 2.99%. As of December 31, 2017, $413,000 was drawn on our previous revolving credit facility at a weighted-average interest rate of 2.98%. Our previous credit facility agreement also included a term loan facility. As of December 31, 2017, $294,938 was outstanding under the term loan facility at a weighted-average interest rate of 2.99%. This amount was repaid in March 2018, utilizing proceeds from the new revolving credit facility.

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases under the terms of this agreement.

Borrowings under the credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement.

Daily average amounts outstanding under our current and previous credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2018	Year Ended December 31, 2017
Revolving credit facility:
Daily average amount outstanding	$451,682	$436,588
Weighted-average interest rate	2.97%	2.55%
Term loan facility:
Daily average amount outstanding	$258,088	$315,862
Weighted-average interest rate	2.97%	2.57%

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

As of March 31, 2018, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$950,000
Amount drawn on revolving credit facility	(740,625)
Outstanding letters of credit(1)	(10,229)
Net available for borrowing as of March 31, 2018	$199,146

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

In addition to amounts outstanding under our credit facility, we had capital lease obligations of $1,908 as of March 31, 2018 and $1,914 as of December 31, 2017 related to information technology hardware. The lease obligations will be paid through November 2021. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

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

Environmental matters – We are currently involved in environmental compliance, investigation and remediation activities at some of our former sites, primarily printing facilities of our Financial Services and Small Business Services segments that have been sold. Remediation costs are accrued on an undiscounted basis when the obligations are either known or considered probable and can be reasonably estimated. Remediation or testing costs that result directly from the sale of an asset and that we would not have otherwise incurred are considered direct costs of the sale of the asset. As such, they are included in our measurement of the carrying value of the asset sold.

Accruals for environmental matters were $2,517 as of March 31, 2018 and $2,646 as of December 31, 2017, primarily related to facilities that have been sold. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was not significant for the quarters ended March 31, 2018 and 2017.

We purchased an insurance policy during 2002 that covers up to $10,000 of third-party pollution claims through 2032 at certain owned, leased and divested sites. We also purchased an insurance policy during 2009 that covers up to $15,000 of third-party pollution claims through April 2019 at certain other sites. These policies cover liability for claims of bodily injury or property damage arising from pollution events at the covered facilities, as well as remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. No accruals have been recorded in our

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

consolidated financial statements for any of the events contemplated in these insurance policies. We do not anticipate significant net cash outlays for environmental matters during 2018.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,597 as of March 31, 2018 and $7,679 as of December 31, 2017. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2018 or December 31, 2017.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity during the quarters ended March 31, 2018 and 2017, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Note 13: Shareholders’ equity

During the quarter ended March 31, 2018, we repurchased 278 thousand shares for $19,996. These share repurchases were completed under an authorization from our board of directors for the repurchase of up to $300,000 of our common stock. This authorization has no expiration date, and $219,731 remained available for purchase under this authorization as of March 31, 2018.

Note 14: Business segment information

We operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and other partners; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force that executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All 3 segments operate primarily in the United States. Small Business Services also has operations in Canada, Australia and portions of Europe, while Financial Services also has operations in Canada.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Marketing solutions and other services (MOS) – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. During 2017, MOS represented 34% of our Small Business Services segment's revenue, 55% of our Financial Services segment's revenue and 11% of our Direct Checks segment's revenue. Our MOS offerings consist of the following:

•
Small business marketing solutions – Our marketing products utilize digital printing and web-to-print solutions to provide printed marketing materials and promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards.

•	Web services – These service offerings for small businesses include logo and web design; hosting, domain name and web design services; search engine marketing and optimization; and payroll services.

•
Data-driven marketing solutions – These Financial Services offerings include outsourced marketing campaign targeting and execution and marketing analytics solutions that help our customers grow revenue through strategic targeting, lead optimization, retention and cross-selling services.

•
Treasury management solutions – These Financial Services solutions include remote deposit capture, receivables management, payment processing, and paperless treasury management, as well as software, hardware and digital imaging solutions.

•
Fraud, security, risk management and operational services – These service offerings include fraud protection and security services, electronic checks ("eChecks") and digital engagement solutions, including loyalty and rewards programs.

Forms, accessories and other products – Our Small Business Services segment provides printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms, as well as computer forms compatible with accounting software packages commonly used by small businesses. Small Business Services also offers other customized products, including envelopes, office supplies, ink stamps and labels. Our Financial Services and Direct Checks segments offer deposit tickets, check registers, checkbook covers, labels and ink stamps.

The following table presents revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$122,932	$58,051	$29,355	$210,338
Marketing solutions and other services:
Small business marketing solutions	66,762	—	—	66,762
Web services	37,376	—	—	37,376
Data-driven marketing solutions	—	37,140	—	37,140
Treasury management solutions	—	29,200	—	29,200
Fraud, security, risk management and operational services	6,516	12,307	3,857	22,680
Total MOS	110,654	78,647	3,857	193,158
Forms, accessories and other products	82,727	3,943	1,748	88,418
Total revenue	$316,313	$140,641	$34,960	$491,914

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Quarter Ended March 31, 2017
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$124,137	$65,375	$32,661	$222,173
Marketing solutions and other services:
Small business marketing solutions	59,509	—	—	59,509
Web services	30,244	—	—	30,244
Data-driven marketing solutions	—	32,074	—	32,074
Treasury management solutions	—	22,774	—	22,774
Fraud, security, risk management and operational services	6,633	16,611	4,256	27,500
Total MOS	96,386	71,459	4,256	172,101
Forms, accessories and other products	87,600	3,960	1,932	93,492
Total revenue	$308,123	$140,794	$38,849	$487,766

Product revenue is recognized at a point in time. Total MOS revenue included product revenue of $64,651 and service revenue of $128,507 for the quarter ended March 31, 2018. The majority of our service revenue is recognized over time as services are provided.

The following table presents our revenue for the quarter ended March 31, 2018 disaggregated by geography, based on where items are shipped or services are performed.

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
United States	$289,598	$135,166	$34,960	$459,724
Foreign, primarily Canada and Australia	26,715	5,475	—	32,190
Total revenue	$316,313	$140,641	$34,960	$491,914

Foreign revenue for the quarter ended March 31, 2017 was $18,979, all within Small Business Services.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2017 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Where costs incurred are directly attributable to a business segment, those costs are charged directly to that segment. During 2017, costs that were not directly attributable to a business segment were allocated to the segments based on segment revenue. Effective January 1, 2018, we completed a more detailed analysis of our corporate costs and were able to allocate substantially all of the costs directly to our business segments. The costs that were not directly attributable to a business segment, primarily certain human resources costs, were allocated to the segments based on the number of employees in each segment. This change in our allocation methodology did not have a significant impact on the operating results of our business segments. Corporate assets are not allocated to the segments and consisted primarily of long-term investments and assets related to our corporate shared services functions of manufacturing, information technology and real estate, including property, plant and equipment; internal-use software; and inventories and supplies.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following is our segment information as of and for the quarters ended March 31, 2018 and 2017:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2018	$316,313	$140,641	$34,960	$—	$491,914
	2017	308,123	140,794	38,849	—	487,766
Operating income:	2018	58,900	17,973	10,835	—	87,708
	2017	52,261	20,245	12,492	—	84,998
Depreciation and amortization expense:	2018	15,439	14,893	809	—	31,141
	2017	14,216	14,614	807	—	29,637
Asset impairment charges:	2018	2,149	—	—	—	2,149
	2017	5,296	—	—	—	5,296
Total assets:	2018	1,141,551	672,718	158,683	300,864	2,273,816
	2017	1,038,659	648,066	160,105	315,459	2,162,289
Capital asset purchases:	2018	—	—	—	14,034	14,034
	2017	—	—	—	11,021	11,021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year.

•	Consolidated Results of Operations, Restructuring Costs and Segment Results that includes a more detailed discussion of our revenue and expenses.

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position.

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments.

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Known material risks are discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") and are incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Although we have attempted to compile a comprehensive list of these important factors, we want to caution you that other factors may prove to be important in affecting future operating results. New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business. We further caution you not to place undue reliance on those forward-looking statements because they speak only of our views as of the date the statements were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our unaudited consolidated statement of comprehensive income for the first quarter of 2017 has been revised to reflect the adoption of Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In accordance with this standard, we reclassified the entire amount of our net periodic benefit income from cost of revenue and selling, general and administrative (SG&A) expense to other income in our consolidated statement of comprehensive income. This revision had no impact on net income.

EXECUTIVE OVERVIEW

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2017, checks represented 39% of our Small Business Services segment's revenue, 43% of our Financial Services segment's revenue and 84% of our Direct Checks segment's revenue.

Marketing solutions and other services (MOS) – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. During 2017, MOS represented 34% of our Small Business Services segment's revenue, 55% of our Financial Services segment's revenue and 11% of our Direct Checks segment's revenue. Our MOS offerings consist of the following:

•
Small business marketing solutions – Our marketing products utilize digital printing and web-to-print solutions to provide printed marketing materials and promotional solutions such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards.

•	Web services – These service offerings for small businesses include logo and web design; hosting, domain name and web design services; search engine marketing and optimization; and payroll services.

•
Data-driven marketing solutions – These Financial Services offerings include outsourced marketing campaign targeting and execution and marketing analytics solutions that help our customers grow revenue through strategic targeting, lead optimization, retention and cross-selling services.

•
Treasury management solutions – These Financial Services solutions include remote deposit capture, receivables management, payment processing, and paperless treasury management, as well as software, hardware and digital imaging solutions.

•
Fraud, security, risk management and operational services – These service offerings include fraud protection and security services, electronic checks ("eChecks") and digital engagement solutions, including loyalty and rewards programs.

Forms, accessories and other products – Our Small Business Services segment provides printed forms to small businesses, including deposit tickets, billing forms, work orders, job proposals, purchase orders, invoices and personnel forms, as well as computer forms compatible with accounting software packages commonly used by small businesses. Small Business Services also offers other customized products, including envelopes, office supplies, ink stamps and labels. Our Financial Services and Direct Checks segments offer deposit tickets, check registers, checkbook covers, labels and ink stamps.

Over the past several years, we have focused on opportunities to increase revenue and operating income despite the continuing decline in check and forms usage. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending the reach of our sales channels, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily MOS offerings. Information about our acquisitions can be found under the captions "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K. During the remainder of 2018, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of MOS revenue, primarily data-driven marketing solutions, treasury management solutions and web services. We also plan to assess acquisitions that complement our large customer bases, with a focus on MOS offerings. A more detailed discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of the 2017 Form 10-K.

Earnings for the first quarter of 2018, as compared to the first quarter of 2017, increased due to a lower effective income tax rate in 2018, largely due to the Tax Cuts and Jobs Act of 2017, the benefit of price increases and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations. These increases in earnings were partially offset by volume reductions for personal and business checks and forms due primarily to the continuing decline in check and forms usage, as well as continued pricing allowances within Financial Services.

Business Challenges/Market Risks

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of our 2017 Form 10-K, including discussion of the declining market for checks and business forms, competition, factors affecting our financial institution clients, data security risks, risks related to acquisitions, the impact of economic conditions and the ability to attract and retain key employees. All of these factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, MOS revenue, earnings per share, cash provided by operating activities and expected cost savings. There were no significant changes in these factors during the first quarter of 2018.

Cost Reduction Initiatives

We anticipate that we will realize net cost reductions of approximately $50.0 million in 2018, as compared to our 2017 results of operations, primarily from our sales, marketing and fulfillment organizations. Approximately 75% of these savings are expected to impact SG&A expense, with the remaining 25% affecting cost of revenue. Further information regarding our cost reduction initiatives can be found in the MD&A section of the 2017 Form 10-K.

Outlook for 2018

We anticipate that consolidated revenue will be between $2.065 billion and $2.085 billion for 2018, compared to $1.966 billion for 2017. In Small Business Services, we expect revenue to increase between 4% and 5% compared to 2017 revenue of $1.240 billion. Volume declines in printed business products are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, increased revenue from our MOS offerings and continued tuck-in acquisitions. In Financial Services, we expect revenue to increase between 10% and 12% compared to 2017 revenue of $585.3 million. We expect increased revenue from MOS, including data-driven marketing solutions and treasury management solutions, as well as continued acquisitions. We expect these revenue increases to be partially offset by year-over-year secular check order declines of approximately 7%, the expected loss of approximately $10.0 million in Deluxe Rewards revenue primarily due to the loss of Verizon Communications Inc. as a customer, and we expect some impact from pricing pressure in our check programs. In Direct Checks, we expect revenue to decline approximately 11% compared to 2017 revenue of $140.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2018 diluted earnings per share will be between $5.34 and $5.54, including charges of $0.26 per share primarily related to restructuring and integration costs and transaction costs related to acquisitions, as well as the asset impairment charge recorded in the first quarter of 2018. This outlook does not include costs related to the Chief Executive Officer succession process and related obligations announced in the Current Report on Form 8-K filed with the SEC on April 26, 2018. This estimate of diluted earnings per share for 2018 compares to $4.72 for 2017, which included total net charges of $0.55 per share related to asset impairment charges, restructuring and integration costs and transaction costs related to acquisitions, partially offset by a benefit from federal tax reform under the Tax Cuts and Jobs Act of 2017. We expect that the benefits of additional cost reduction activities will be partially offset by the continuing decline in check and forms usage and continued investments in growth opportunities, particularly in talent, technology and process improvements to accelerate data-driven marketing and treasury management revenue and to drive development innovation in our treasury management infrastructure. We also expect material costs and delivery rates to increase. We estimate that our annual effective tax rate for 2018 will be approximately 25.0%.

We anticipate that net cash provided by operating activities will be between $360.0 million and $380.0 million in 2018, compared to $338.4 million in 2017, driven by lower income tax payments and stronger operating performance, partially offset by higher interest and medical payments. We anticipate payments for prepaid product discounts of approximately $27.0 million in 2018, and we estimate that capital spending will be approximately $55.0 million in 2018, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as likely acquisitions. As of March 31, 2018, $199.1 million was available for borrowing under our revolving credit facility. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we generate excess cash, we plan to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2018	2017	Change
Total revenue	$491,914	$487,766	0.9%
Orders(1)	12,008	12,886	(6.8%)
Revenue per order	$40.97	$37.85	8.2%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2018, as compared to the first quarter of 2017, was driven by incremental revenue from acquired businesses of approximately $17.6 million, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K. This increase in revenue was partially offset by lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, revenue declined due to continued pricing allowances within Financial Services.

Service revenue represented 26.1% of total revenue for the first quarter of 2018 and 23.7% for the first quarter of 2017. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2018	2017
Checks	42.7%	45.6%
Marketing solutions and other services:
Small business marketing solutions	13.6%	12.2%
Web services	7.6%	6.2%
Data-driven marketing solutions	7.6%	6.6%
Treasury management solutions	5.9%	4.7%
Fraud, security, risk management and operational services	4.6%	5.6%
Total MOS	39.3%	35.3%
Forms, accessories and other products	18.0%	19.1%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2018, as compared to the first quarter of 2017, driven by the impact of the continuing decline in check and forms usage, partially offset by growth in MOS, including the impact of acquisitions. Revenue per order increased for the first quarter of 2018, as compared to the first quarter of 2017, primarily due to the benefit of price increases and favorable product and service mix, partially offset by the impact of continued pricing allowances in Financial Services.

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Total cost of revenue	$188,758	$179,314	5.3%
Total cost of revenue as a percentage of total revenue	38.4%	36.8%	1.6 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2018, as compared to the first quarter of 2017, was primarily attributable to the increase in revenue, including incremental costs of acquired businesses of approximately $7.6 million. In addition, delivery rates and material costs increased in 2018. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, total cost of revenue decreased due to manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $2.0 million. Total cost of revenue as a percentage of total revenue increased for the first quarter of 2018, as compared to the first quarter of 2017, in large part due to the increase in service revenues.

Consolidated Selling, General & Administrative Expense

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
SG&A expense	$211,154	$217,144	(2.8%)
SG&A expense as a percentage of total revenue	42.9%	44.5%	(1.6) pts.

The decrease in SG&A expense for the first quarter of 2018, as compared to the first quarter of 2017, was driven primarily by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations, lower employee benefits expense driven by the timing of vacations and lower medical costs, and lower legal costs due to Financial Services legal settlement and expenses of $2.5 million in 2017. Also, during the first quarter of 2018, we recognized gains from sales of businesses within Small Business Services of $7.2 million, compared to gains recognized in the first quarter of 2017 of $6.8 million. Further information regarding these business sales can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These decreases in SG&A expense were partially offset by incremental costs of acquired businesses of approximately $8.7 million.

Net Restructuring Charges

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Net restructuring charges	$2,145	$1,014	$1,131

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period related primarily to costs of our restructuring and integration activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring Costs.

Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Asset impairment charges	$2,149	$5,296	$(3,147)

During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2.1 million related to a Small Business Services customer list intangible asset. As a result of changes in market trends, including the continuing decline in check and forms usage, we determined that this customer list asset was impaired and had a fair market value of $0 as of March 31, 2018.

During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5.3 million related to a small business distributor classified as held for sale in the consolidated balance sheets. Based on ongoing negotiations for the sale of the business, including multiple offers, we determined that the business's carrying value exceeded its estimated fair value less costs to sell of $5.0 million, and we reduced the carrying value of the related customer list intangible asset.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Interest expense	$5,579	$4,829	15.5%
Weighted-average debt outstanding	711,686	770,374	(7.6%)
Weighted-average interest rate	3.0%	2.3%	0.7 pts.

The increase in interest expense for the first quarter of 2018, as compared to the first quarter of 2017, was primarily driven by our higher weighted-average interest rate during 2018, partially offset by the lower weighted-average debt level.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Income tax provision	$20,082	$24,165	(16.9%)
Effective income tax rate	24.1%	29.7%	(5.6) pts.

The decrease in our effective tax rate for the first quarter of 2018, as compared to the first quarter of 2017, was driven in large part by the impact of federal tax reform under the Tax Cuts and Jobs Act of 2017. This legislation lowered the federal statutory tax rate 14.0 points, effective January 1, 2018. Partially offsetting this decrease in our tax rate was the elimination of the production activities deduction for 2018, a lower benefit from the tax effects of stock-based compensation, a favorable adjustment in 2017 related to the tax basis in a small business distributor held for sale, and a lower federal benefit of state income taxes due to the lower federal tax rate. A comparison of our effective tax rate for the first quarter of 2018, as compared to our annual effective tax rate for 2017, can be found under the caption "Note 9: Income tax provision" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. We expect that our annual effective tax rate for 2018 will be approximately 25.0%.

RESTRUCTURING COSTS

We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction and integration initiatives, including employee reductions in various functional areas, as well as the closing of facilities. During 2017, we closed a retail packaging sales location, a fulfillment facility, and 2 administrative facilities. Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended March 31,
(in thousands, except number of employees)	2018	2017
Severance accruals	$844	$1,108
Severance reversals	(135)	(399)
Net restructuring accruals	709	709
Other costs	1,613	284
Net restructuring charges	$2,322	$993
Number of employees included in severance accruals	25	30

The majority of the employee reductions included in our restructuring accruals are expected to be completed by mid-2018, and we expect most of the related severance payments to be paid by the end of 2018, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $2.0 million in total cost of revenue and $12.0 million in SG&A expense in 2018, in comparison to our 2017 results of operations, which represents a portion of the estimated $50.0 million of total net cost reductions we expect to realize in 2018. Expense reductions consist primarily of labor costs. Information about the other initiatives driving our cost savings can be found in the MD&A section of the 2017 Form 10-K.

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

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Total revenue	$316,313	$308,123	2.7%
Operating income	58,900	52,261	12.7%
Operating margin	18.6%	17.0%	1.6 pts.

The increase in total revenue for the first quarter of 2018, as compared to the first quarter of 2017, was driven by incremental revenue from acquired businesses of approximately $12.1 million, as well as the benefit of price increases. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" of the Notes to Consolidated Financial Statements appearing in the 2017 Form 10-K. These increases in revenue were partially offset by lower order volume, primarily related to checks, forms and accessories, as check and forms usage continues to decline.

The increase in operating income for the first quarter of 2018, as compared to the first quarter of 2017, was primarily driven by price increases, benefits of our cost reduction initiatives, a $3.1 million reduction in asset impairment charges and lower employee benefits expense driven by the timing of vacations and lower medical costs. Further information regarding the asset impairment charges can be found under the caption "Note 7: Fair value measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Partially offsetting these increases in operating income was lower order volume for checks, forms and accessories, driven by the continuing decline in check and forms usage, as well as increased material and delivery rates in 2018. The results of acquired businesses resulted in a slight increase in operating income for the first quarter of 2018, including acquisition-related amortization, but resulted in a 0.5 point decrease in operating margin for the first quarter of 2018.

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Total revenue	$140,641	$140,794	(0.1%)
Operating income	17,973	20,245	(11.2%)
Operating margin	12.8%	14.4%	(1.6) pts.

Revenue was flat for the first quarter of 2018, as compared to the first quarter of 2017. MOS revenue increased $7.2 million for the first quarter of 2018, including incremental revenue of $5.5 million from the acquisition of RDM Corporation in the second quarter of 2017 and increased revenue from data-driven marketing solutions. MOS revenue was negatively impacted by lower Deluxe Rewards revenue of approximately $3.8 million driven primarily by the loss of Verizon Communications Inc. as a customer. Offsetting the increase in MOS revenue was lower check order volume due to the continued decline in check usage, as well as the impact of continued pricing allowances.

The $2.3 million decrease in operating income for the first quarter of 2018, as compared to the first quarter of 2017, was primarily due to the impact of lower check order volume, continued pricing allowances, the decline in Deluxe Rewards revenue, and increased material and delivery rates in 2018. Partially offsetting these decreases in operating income were benefits of our continuing cost reduction initiatives, lower legal costs due to legal settlement and expenses of $2.5 million in 2017 and lower employee benefits expense driven by the timing of vacations and lower medical costs. While the impact of our acquisition was slightly positive to operating income for the first quarter of 2018, including acquisition-related amortization, operating margin decreased 0.2 points for 2018 due to the acquisition.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer Checks®, Checks.com®, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Total revenue	$34,960	$38,849	(10.0%)
Operating income	10,835	12,492	(13.3%)
Operating margin	31.0%	32.2%	(1.2) pts.

The decrease in revenue for the first quarter of 2018, as compared to the first quarter of 2017, was primarily due to the reduction in orders stemming from the continued decline in check usage. The decrease in operating income for the first quarter of 2018, as compared to the first quarter of 2017, was due primarily to lower order volume and increased delivery and material costs in 2018. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by changes in circulation intended to maximize response rates, as well as lower employee benefits expense driven by the timing of vacations and lower medical costs.

CASH FLOWS AND LIQUIDITY

As of March 31, 2018, we held cash and cash equivalents of $67.7 million. The following table shows our cash flow activity for the quarters ended March 31, 2018 and 2017, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$80,788	$74,344	$6,444
Net cash used by investing activities	(66,853)	(15,799)	(51,054)
Net cash used by financing activities	(4,557)	(50,021)	45,464
Effect of exchange rate change on cash	(890)	414	(1,304)
Net change in cash and cash equivalents	$8,488	$8,938	$(450)

The $6.4 million increase in net cash provided by operating activities for the first quarter of 2018, as compared to the first quarter of 2017, was primarily due to the timing of payables and a $4.7 million reduction in income tax payments, partially offset by the timing of billings for our treasury management solutions.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Performance-based compensation payments(1)	$21,606	$20,622	$984
Income tax payments	18,549	23,234	(4,685)
Prepaid product discount payments	5,364	6,099	(735)
Interest payments	5,314	4,301	1,013
Severance payments	2,759	2,745	14

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2018 was $51.1 million higher than the first quarter of 2017, driven primarily by an increase of $47.1 million in payments for acquisitions. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, purchases of capital assets increased $3.0 million as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

Net cash used by financing activities for the first quarter of 2018 was $45.5 million lower than the first quarter of 2017, due primarily to a net decrease in payments on long-term debt of $52.0 million. Partially offsetting this decrease in cash used by financing activities was a $5.0 million increase in share repurchases.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2018	2017	Change
Payments for acquisitions, net of cash acquired	$(52,369)	$(5,239)	$(47,130)
Net change in debt	32,425	(19,561)	51,986
Payments for common shares repurchased	(19,996)	(15,002)	(4,994)
Cash dividends paid to shareholders	(14,393)	(14,591)	198
Purchases of capital assets	(14,034)	(11,021)	(3,013)
Employee taxes paid for shares withheld	(4,557)	(5,548)	991
Proceeds from issuing shares under employee plans	5,169	5,013	156

We anticipate that net cash provided by operating activities will be between $360.0 million and $380.0 million in 2018, compared to $338.4 million in 2017, driven by lower income tax payments and stronger operating performance, partially offset by higher interest and medical payments. We anticipate that net cash provided by operating activities in 2018, along with availability under our revolving credit facility, will be utilized for dividend payments, capital expenditures of approximately $55.0 million and interest payments, as well as likely acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of March 31, 2018, $199.1 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility agreement.

As of March 31, 2018, our foreign subsidiaries held cash and cash equivalents of $42.3 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the United States at one time, we would incur a withholding tax liability of approximately $2.0 million.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, interest payments, and periodic share repurchases, as well as likely acquisitions.

CAPITAL RESOURCES

Our total debt was $742.5 million as of March 31, 2018, an increase of $33.2 million from December 31, 2017. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,908	2.0%	$1,914	2.0%	$(6)
Floating interest rate	740,625	3.0%	707,386	3.0%	33,239
Total debt	742,533	3.0%	709,300	3.0%	33,233
Shareholders’ equity	1,051,670		1,015,013		36,657
Total capital	$1,794,203		$1,724,313		$69,890

During the first quarter of 2018, we repurchased a total of 0.3 million shares for $20.0 million. These share repurchases were completed under an authorization for the repurchase of up to $300.0 million of our common stock. This authorization has no expiration date, and $219.7 million remained available for purchase under this authorization as of March 31, 2018. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

In March 2018, we entered into a new revolving credit facility in the amount of $950.0 million, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425.0 million. The credit facility matures in March 2023. Our previous credit facility agreement was terminated contemporaneously with our entry into the new credit facility and was repaid utilizing proceeds from the new revolving credit facility. Our quarterly commitment fee ranges from 0.175% to 0.35% based on our leverage ratio. Our previous credit facility agreement also included a term loan facility. As of December 31, 2017, $294.9 million was outstanding under the term loan facility. This amount was repaid in March 2018, utilizing proceeds from the new revolving credit facility.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement. We were in compliance with all debt covenants as of March 31, 2018, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of March 31, 2018, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$950,000
Amount drawn on revolving credit facility	(740,625)
Outstanding letters of credit(1)	(10,229)
Net available for borrowing as of March 31, 2018	$199,146

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

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of March 31, 2018 can be found under the caption “Note 6: Acquisitions” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in prepaid product discounts during the quarters ended March 31, 2018 and 2017 can be found under the caption "Note 3: Supplemental balance sheet information" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $5.4 million for the first quarter of 2018 and $6.1 million for the first quarter of 2017. We anticipate cash payments of approximately $27.0 million for the year ending December 31, 2018.

The number of checks being written has been declining, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting prepaid product discount payments and the amount of the payments has fluctuated from year to year. Although we anticipate that we will selectively continue to make these payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors, such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract.

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $15.5 million as of March 31, 2018 and $11.7 million as of December 31, 2017. Accruals for prepaid product discount payments included in other non-current liabilities in our consolidated balance sheets were $19.9 million as of March 31, 2018 and $21.7 million as of December 31, 2017.

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

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first quarter of 2018 or during 2017.

A table of our contractual obligations was provided in the MD&A section of the 2017 Form 10-K. There were no significant changes in these obligations during the first quarter of 2018, with the exception of the execution of our new revolving credit facility. Previously, amounts outstanding under our credit facility were scheduled to mature in February 2019. Under the new agreement, amounts outstanding are scheduled to mature in March 2023. As of March 31, 2018, $740.6 million was outstanding under our credit facility.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2017 Form 10-K. There were no changes in these policies during the first quarter of 2018, with the exception of revenue recognition.

As discussed under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, effective January 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers, and related amendments. Under the new guidance, our product revenue is recognized when control of the goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. In most cases, control is transferred when products are shipped. We recognize the great majority of our service revenue as the services are provided. Many of our financial institution contracts require prepaid product discounts in the form of cash payments we make to our financial institution clients. These prepaid product discounts are included in other non-current assets in our consolidated balance sheets and are amortized as reductions of revenue, generally on the straight-line basis, over the contract term. Sales tax collected concurrent with revenue-producing activities is excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related costs incurred for shipping and handling are reflected in cost of products and are accrued when the related revenue is recognized. As part of our Financial Services rewards, incentive and loyalty programs, we receive payments from consumers or our clients for the products and services provided, including hotel stays, gift cards and merchandise such as apparel, electronics and clothing. This revenue is recorded net of the related fulfillment costs.

When a customer pays in advance for services, primarily for treasury management solutions and web hosting services, we defer the revenue and recognize it as the services are performed, generally over a period of less than 1 year. Certain of our contracts for data-driven marketing solutions and treasury management outsourcing services within Financial Services have variable consideration that is contingent on either the success of the marketing campaign ("pay-for-performance") or the volume of outsourcing services provided. We recognize revenue for estimated variable consideration as services are provided based on the the most likely amount to be realized. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when the contingency is resolved. Typically, the amount of consideration for these contracts is finalized within 3 months, although pricing under certain of our outsourcing contracts may be based on annual volume commitments. Revenue recognized from these contracts was approximately $100.0 million in 2017.

Certain of our contracts for treasury management solutions result from the sale of bundled arrangements that may include hardware, software and professional services, as well as customization and modification of software. Revenue for these contracts is recognized using a cost-based input method that depicts the transfer of services to the customer. The transaction price is allocated to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin.

At times, a financial institution client may terminate its check supply contract with us prior to the end of the contract term. In many cases, the financial institution is contractually required to remit a contract termination payment. Such payments are recorded as revenue when the termination agreement is executed, provided that we have no further performance obligations and collection of the funds is assured. If we have further performance obligations following the execution of a contract termination agreement, we record the related revenue over the remaining service period.

Certain costs incurred to obtain contracts are required to be recognized as assets and amortized consistent with the transfer of goods or services to the customer. As such, we defer sales commissions related to obtaining check supply and treasury management solution contracts within Financial Services. These amounts are included in other non-current assets and are amortized as SG&A expense. Amortization of these amounts on the straight-line basis approximates the timing of the transfer of goods or services to the customer. Generally, these amounts are being amortized over periods of 3 to 6 years. We expense sales commissions as incurred when the amortization period would have been 1 year or less.

Accounting for customer contracts can be complex and may involve the use of various techniques to estimate total contract revenue and to allocate the transaction price to each performance obligation. Estimates related to variable consideration are based on various assumptions to project the outcome of future events. We review and update our contract-related estimates regularly, and we do not anticipate that revisions to our estimates would have a material effect on our results of operations, financial position or cash flows.

Information regarding other accounting pronouncements adopted during the first quarter of 2018 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2018, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$740,625	$740,625	3.0%
Capital lease obligations	1,908	1,908	2.0%
Total debt	$742,533	$742,533	3.0%

(1) The carrying amount reported in the consolidated balance sheets for amounts drawn under our revolving credit facility approximates fair value because our interest rates are variable and reflect current market rates. Capital lease obligations are presented at their carrying amount.

Amounts drawn on our revolving credit facility mature in March 2023. During the first quarter of 2018, we executed a new revolving credit facility. Further information regarding the credit facility can be found under the caption "Note 11: Debt" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Our capital lease obligations are due through November 2021.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $1.8 million change in interest expense for the first quarter of 2018.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2018 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation

Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2018, we implemented Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, and related amendments. We implemented internal controls to ensure that we adequately evaluated our contracts and properly assessed the impact of the new accounting standards to facilitate their adoption on January 1, 2018. Although adoption of the new guidance is not expected to have a material impact on our results of operations, financial position or cash flows on an ongoing basis, we did implement changes to our processes related to revenue recognition, including the development of new policies based on the five-step model provided in the guidance and the development of processes to gather information required for financial statement disclosures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. Recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of the 2017 Form 10-K. There have been no significant changes to these risk factors since we filed the 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the first quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2018 – January 31, 2018	—	$—	—	$239,726,484
February 1, 2018 – February 28, 2018	190,500	71.84	190,500	226,040,583
March 1, 2018 – March 31, 2018	87,300	72.28	87,300	219,730,907
Total	277,800	71.98	277,800	219,730,907

In May 2016, our board of directors approved an authorization for the repurchase of up to $300.0 million of our common stock. This authorization has no expiration date, and $219.7 million remained available for purchase under this authorization as of March 31, 2018.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended March 31, 2018, we withheld 61,672 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders' meeting on May 2, 2018.

42,603.583 shares were represented (89.1% of the 47,822,807 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2019 annual meeting of shareholders. The nominees for director and the results of the voting were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	38,042,223	979,072	3,582,288
Cheryl E. Mayberry McKissack	37,945,878	1,075,417	3,582,288
Don J. McGrath	38,266,541	754,754	3,582,288
Neil J. Metviner	37,986,662	1,034,633	3,582,288
Stephen P. Nachtscheim	36,973,684	2,047,611	3,582,288
Thomas J. Reddin	38,073,173	948,122	3,582,288
Martyn R. Redgrave	37,658,868	1,362,427	3,582,288
Lee J. Schram	38,269,831	751,464	3,582,288
John L. Stauch	38,280,934	740,361	3,582,288
Victoria A. Treyger	38,125,274	896,021	3,582,288

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting:

For:	36,429,263
Against:	2,435,685
Abstain:	156,347
Broker non-vote:	3,582,288

(3) Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2018:

For:	41,769,814
Against:	745,928
Abstain:	87,841

Item 6.  Exhibits.

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)	*
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Commission on October 23, 2008)	*
4.1
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)
*
10.1
Credit agreement, dated as of March 21, 2018, by and among us, the financial institutions signatory thereto and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for itself and the other lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 21, 2018)
*
10.2	Transition Agreement, dated April 25, 2018, between us and Lee J. Schram (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26. 2018)	*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017, (iii) Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 2018, (iv) Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 3, 2018	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)