Form 10-Q
period 2018-06-30
DELUXE CORP
filed 2018-07-27
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	June 30, 2018
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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
[ ] Yes   [X] No

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, as of July 18, 2018 was 47,622,187.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$68,594	$59,240
Trade accounts receivable, net of allowances for uncollectible accounts	131,132	149,844
Inventories and supplies	43,233	42,249
Funds held for customers	92,606	86,192
Other current assets	73,839	55,441
Total current assets	409,404	392,966
Deferred income taxes	1,778	1,428
Long-term investments	43,172	42,607
Property, plant and equipment (net of accumulated depreciation of $363,143 and $358,020, respectively)	81,751	84,638
Assets held for sale	3,822	12,232
Intangibles (net of accumulated amortization of $497,117 and $444,933, respectively)	386,143	384,266
Goodwill	1,173,475	1,130,934
Other non-current assets	193,699	159,756
Total assets	$2,293,244	$2,208,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,281	$104,477
Accrued liabilities	245,719	277,253
Long-term debt due within one year	765	44,040
Total current liabilities	351,765	425,770
Long-term debt	766,039	665,260
Deferred income taxes	55,828	50,543
Other non-current liabilities	44,476	52,241
Commitments and contingencies (Notes 11 and 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2018 – 47,623; December 31, 2017 – 47,953)	47,623	47,953
Retained earnings	1,076,683	1,004,657
Accumulated other comprehensive loss	(49,170)	(37,597)
Total shareholders’ equity	1,075,136	1,015,013
Total liabilities and shareholders’ equity	$2,293,244	$2,208,827

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$359,935	$363,641	$723,342	$735,815
Service revenue	128,309	121,591	256,816	237,183
Total revenue	488,244	485,232	980,158	972,998
Cost of products	(134,332)	(130,728)	(267,703)	(263,260)
Cost of services	(55,869)	(48,640)	(111,256)	(95,422)
Total cost of revenue	(190,201)	(179,368)	(378,959)	(358,682)
Gross profit	298,043	305,864	601,199	614,316
Selling, general and administrative expense	(209,585)	(208,656)	(420,739)	(425,800)
Net restructuring charges	(5,635)	(1,427)	(7,780)	(2,441)
Asset impairment charges	—	(2,954)	(2,149)	(8,250)
Operating income	82,823	92,827	170,531	177,825
Interest expense	(6,130)	(5,258)	(11,708)	(10,087)
Other income	2,436	1,250	3,724	2,312
Income before income taxes	79,129	88,819	162,547	170,050
Income tax provision	(18,922)	(29,240)	(39,003)	(53,405)
Net income	$60,207	$59,579	$123,544	$116,645
Comprehensive income	$57,272	$61,190	$118,838	$119,438
Basic earnings per share	1.26	1.23	2.58	2.40
Diluted earnings per share	1.25	1.22	2.56	2.38
Cash dividends per share	0.30	0.30	0.60	0.60

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	47,953	$47,953	$—	$1,004,657	$(37,597)	$1,015,013
Net income	—	—	—	123,544	—	123,544
Cash dividends	—	—	—	(28,804)	—	(28,804)
Common shares issued	490	490	16,677	—	—	17,167
Common shares repurchased	(573)	(573)	(4,876)	(34,547)	—	(39,996)
Other common shares retired	(247)	(247)	(17,579)	—	—	(17,826)
Employee share-based compensation	—	—	5,778	—	—	5,778
Adoption of Accounting Standards Update No. 2014-09 (Note 2)	—	—	—	4,966	—	4,966
Adoption of Accounting Standards Update No. 2018-02 (Note 2)	—	—	—	6,867	(6,867)	—
Other comprehensive loss	—	—	—	—	(4,706)	(4,706)
Balance, June 30, 2018	47,623	$47,623	$—	$1,076,683	$(49,170)	$1,075,136

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$123,544	$116,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,823	8,223
Amortization of intangibles	55,694	51,828
Asset impairment charges	2,149	8,250
Amortization of prepaid product discounts	11,124	9,588
Deferred income taxes	(2,747)	(6,942)
Employee share-based compensation expense	5,757	7,309
Other non-cash items, net	(7,543)	(2,983)
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	16,670	15,401
Inventories and supplies	(1,245)	637
Other current assets	(12,435)	(2,779)
Non-current assets	(3,400)	(1,776)
Accounts payable	2,858	(12,063)
Prepaid product discount payments	(13,282)	(10,937)
Other accrued and non-current liabilities	(38,031)	(28,823)
Net cash provided by operating activities	146,936	151,578
Cash flows from investing activities:
Purchases of capital assets	(28,040)	(22,788)
Payments for acquisitions, net of cash acquired	(90,205)	(77,553)
Proceeds from sales of marketable securities	—	3,500
Other	682	739
Net cash used by investing activities	(117,563)	(96,102)
Cash flows from financing activities:
Proceeds from issuing long-term debt	908,000	168,000
Payments on long-term debt	(851,410)	(207,052)
Proceeds from issuing shares under employee plans	5,767	5,914
Employee taxes paid for shares withheld	(7,947)	(5,572)
Payments for common shares repurchased	(39,996)	(30,068)
Cash dividends paid to shareholders	(28,762)	(29,156)
Other	(3,921)	(511)
Net cash used by financing activities	(18,269)	(98,445)
Effect of exchange rate change on cash	(1,750)	1,175
Net change in cash and cash equivalents	9,354	(41,794)
Cash and cash equivalents, beginning of year	59,240	76,574
Cash and cash equivalents, end of period	$68,594	$34,780

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2018, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2018 and 2017, the consolidated statement of shareholders’ equity for the six months ended June 30, 2018, and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The consolidated balance sheet as of December 31, 2017 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Note 2: New accounting pronouncements

The following discusses the impact of each accounting standards update (ASU) adopted on January 1, 2018:

ASU No. 2014-09 – In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers. The standard provides revenue recognition guidance for any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other accounting standards. In addition, the FASB subsequently issued several amendments to the standard. We adopted the standard and all the related amendments on January 1, 2018 using the modified retrospective method. We applied the new guidance to uncompleted contracts as of January 1, 2018 and recorded the cumulative effect of initially applying the standard as an adjustment to retained earnings, with the offset to other current assets, other non-current assets and deferred income tax liabilities. We have elected the practical expedient for contract modifications, allowing us to consider the impact of all contract modifications completed prior to January 1, 2018. We have also elected the practical expedient that allows us to disregard the effects of a financing component if the period between payment and performance will be 1 year or less. Election of these practical expedients did not have a significant impact on our results of operations or financial position. Prior periods have not been restated and continue to be reported under the accounting standards in effect for those periods. We do not expect the adoption of this guidance to have a material impact on our results of operations, financial position or cash flows on an ongoing basis. The new guidance also expands the required financial statement disclosures regarding revenue recognition. Those disclosures appear below, while information regarding the disaggregation of revenue can be found in Note 14.

Our product revenue is recognized when control of the goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. In most cases, control is transferred when products are shipped. We recognize the vast majority of our service revenue as the services are provided. Many of our check supply contracts with financial institutions provide for rebates on certain products. We record these rebates as reductions of revenue and as accrued liabilities on our consolidated balance sheets when the related revenue is recognized. Many of our financial institution contracts also require prepaid product discounts in the form of upfront cash payments we make to our financial institution clients. These prepaid product discounts are included in other non-current assets in our consolidated balance sheets and are amortized as reductions of revenue, generally on the straight-line basis, over the contract term. Sales tax collected concurrent with revenue-producing activities is excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products. We have elected the practical expedient that allows us to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost, and we accrue costs of shipping and handling when the related revenue is recognized. As part of our Financial Services rewards, incentive and loyalty programs, we receive payments from consumers or our clients for the products and services provided, including hotel stays, gift cards and merchandise, such as apparel, electronics and clothing. This revenue is recorded net of the related fulfillment costs.

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

Certain of our contracts for treasury management solutions result from the sale of bundled arrangements that may include hardware, software and professional services, as well as customization and modification of software, and specify the timing of customer billings over the course of the contract. Revenue for these contracts is recognized using a cost-based input method that depicts the transfer of services to the customer. The transaction price is allocated to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or using expected cost plus margin. When the revenue recognized for uncompleted contracts exceeds the amount of customer billings, a contract asset is reflected in our consolidated balance sheets within other current assets. The amount included in other current assets was $31,955 as of June 30, 2018 and $16,379 as of December 31, 2017. When the amount of customer billings for uncompleted contracts exceeds the revenue recognized, a contract liability is reflected in our consolidated balance sheets within accrued liabilities. The amount included in accrued liabilities was $1,509 as of June 30, 2018 and $2,233 as of December 31, 2017.

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

Our payment terms vary by type of customer and the products or services offered. The time period between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer. When a customer pays in advance for services, primarily for treasury management solutions and web hosting services, we defer the revenue and recognize it as the services are performed, generally over a period of less than 1 year. Deferred revenue is included in accrued liabilities and other non-current liabilities in our consolidated balance sheets. The decrease of $4,308 in deferred revenue for the six months ended June 30, 2018 was primarily driven by the recognition of $32,221 of revenue that was included in deferred revenue as of December 31, 2017, partially offset by cash payments received in advance of satisfying our performance obligations. In addition to the amounts included in deferred revenue, we will recognize revenue in future periods related to remaining performance obligations for certain of our data-driven marketing and treasury management solutions. Generally, these contracts have terms of 1 year or less and many have terms of 3 months or less. The amount of revenue related to these unsatisfied performance obligations is not significant to our annual consolidated revenue.

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

The impact of adoption of the new revenue guidance on our unaudited consolidated statements of comprehensive income for the quarter and six months ended June 30, 2018 and on our unaudited consolidated balance sheet as of June 30, 2018 was as follows:

(in thousands)	As reported	Effect of adoption	Balance without adoption of ASU No. 2014-09
	Quarter Ended June 30, 2018
Service revenue	$128,309	$(33)	$128,276
Total revenue	488,244	(33)	488,211
Cost of services	(55,869)	129	(55,740)
Total cost of revenue	(190,201)	129	(190,072)
Gross profit	298,043	96	298,139
Selling, general and administrative expense	(209,585)	(1,567)	(211,152)
Operating income	82,823	(1,471)	81,352
Income before income taxes	79,129	(1,471)	77,658
Income tax provision	(18,922)	380	(18,542)
Net income	$60,207	$(1,091)	$59,116

	Six Months Ended June 30, 2018
Service revenue	$256,816	$(568)	$256,248
Total revenue	980,158	(568)	979,590
Cost of services	(111,256)	384	(110,872)
Total cost of revenue	(378,959)	384	(378,575)
Gross profit	601,199	(184)	601,015
Selling, general and administrative expense	(420,739)	(1,051)	(421,790)
Operating income	170,531	(1,235)	169,296
Income before income taxes	162,547	(1,235)	161,312
Income tax provision	(39,003)	319	(38,684)
Net income	$123,544	$(916)	$122,628

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(in thousands)	As reported	Effect of adoption	Balance without adoption of ASU No. 2014-09
	June 30, 2018
Other current assets	$73,839	$(1,146)	$72,693
Total current assets	409,404	(1,146)	408,258
Other non-current assets	193,699	(6,783)	186,916
Total assets	$2,293,244	$(7,929)	$2,285,315
Accrued liabilities	245,719	(319)	245,400
Total current liabilities	351,765	(319)	351,446
Deferred income taxes	55,828	(1,727)	54,101
Retained earnings	1,076,683	(5,883)	1,070,800
Total liabilities and shareholders' equity	$2,293,244	$(7,929)	$2,285,315

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

ASU No. 2017-01 – In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The standard revises the definition of a business, which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. We adopted this standard on January 1, 2018, applying the guidance to transactions occurring on or after this date.

ASU No. 2017-07 – In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The standard requires that the service cost component of net periodic benefit expense be recognized in the same statement of comprehensive income caption(s) as other compensation costs, and requires that the other components of net periodic benefit expense be recognized in the non-operating section of the statement of comprehensive income. In addition, only the service cost component of net periodic benefit expense is eligible for capitalization when applicable. We adopted this standard on January 1, 2018. The reclassification of the other components of our net periodic benefit income was applied on a retrospective basis. As such, we have revised our results of operations for previous periods. We utilized the practical expedient for adoption allowing us to use the amount previously disclosed in our postretirement benefits footnote as the basis for revising prior periods. As there is no service cost associated with our plans, we reclassified the entire amount of our net periodic benefit income from cost of revenue and SG&A expense to other income in our consolidated statements of comprehensive income. In addition, we no longer include any portion of net periodic benefit income in amounts capitalized for inventory or internal-use software, as only the service cost component is eligible for capitalization. This change did not have a significant impact on our results of operations or financial position.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The impact of the revision on our unaudited consolidated statements of comprehensive income for the quarter and six months ended June 30, 2017 was as follows:

(in thousands)	As previously reported	Effect of adoption	As revised
	Quarter Ended June 30, 2017
Cost of products	$(130,591)	$(137)	$(130,728)
Cost of services	(48,623)	(17)	(48,640)
Total cost of revenue	(179,214)	(154)	(179,368)
Selling, general and administrative expense	(208,306)	(350)	(208,656)
Operating income	93,331	(504)	92,827
Other income	746	504	1,250
Net income	$59,579	$—	$59,579

	Six Months Ended June 30, 2017
Cost of products	$(262,986)	$(274)	$(263,260)
Cost of services	(95,388)	(34)	(95,422)
Total cost of revenue	(358,374)	(308)	(358,682)
Selling, general and administrative expense	(425,100)	(700)	(425,800)
Operating income	178,833	(1,008)	177,825
Other income	1,304	1,008	2,312
Net income	$116,645	$—	$116,645

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

ASU No. 2018-02 – In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to make an election to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the "2017 Act"). We elected to early adopt this standard on January 1, 2018, applying it in the period of adoption. As such, a reclassification from accumulated other comprehensive loss to retained earnings of $6,867 was recorded during the quarter ended March 31, 2018. This represents the effect of the change in the United States federal corporate income tax rate on the gross deferred tax amount at the date of enactment of the 2017 Act related to items remaining in accumulated other comprehensive loss. Our policy is to release stranded income tax effects from accumulated other comprehensive loss when the circumstances upon which they are premised cease to exist.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118. The standard added to the FASB Codification the guidance provided by the SEC in December 2017 regarding the accounting for the 2017 Act. We complied with SAB No. 118 when preparing our annual consolidated financial statements for the year ended December 31, 2017. Reasonable estimates were used in determining several of the components of the impact of the 2017 Act, including our 2017 deferred income tax activity and the amount of post-1986 foreign deferred earnings subject to the repatriation toll charge. We are still analyzing certain aspects of the 2017 Act and refining our calculations, which could potentially affect the measurement of our deferred tax balances and the amount of the repatriation toll charge liability, and ultimately cause us to revise our initial estimates in future periods. In addition, changes in interpretations, assumptions and guidance regarding the 2017 Act, as well as the potential for technical corrections, could have a material impact on our effective tax rate in future periods. During the quarter ended June 30, 2018, we recorded an increase in income tax expense of $441 as we refined our accounting for the 2017 Act, and during the six months ended June 30, 2018, we recorded an increase in income tax expense of $131.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

In order to complete our accounting for the 2017 Act, which we expect to finalize by the fourth quarter of 2018, the following specific items need to be completed or addressed:

•	issuance of state-by-state guidance regarding conformity with or decoupling from the 2017 Act;

•
finalize the calculation of post-1986 foreign deferred earnings, which are subject to the repatriation toll charge, and determine our ability to beneficially claim a foreign tax credit resulting from the income inclusion; and

•	where pertinent, adjust to clarifications and guidance regarding other aspects of the 2017 Act, including those related to the deductibility of executive compensation.

Accounting pronouncements not yet adopted – In February 2016, the FASB issued ASU No. 2016-02, Leasing. The standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends narrow aspects of the guidance in ASU No. 2016-02. Both standards are effective for us on January 1, 2019 and require adoption using a modified retrospective approach. We have established an implementation team to evaluate and identify the impact of the standard on our financial position, results of operations and cash flows. We are currently assessing our leasing arrangements, evaluating the impact of practical expedients and accounting policy elections, and implementing software to meet the reporting requirements of the standard. We are not able to quantify the impact of the standard at this time.

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

Note 3: Supplemental balance sheet information

Allowance for uncollectible accounts – Changes in the allowance for uncollectible accounts for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017
Balance, beginning of year	$2,884	$2,828
Bad debt expense	1,470	1,635
Write-offs, net of recoveries	(1,383)	(1,346)
Balance, end of period	$2,971	$3,117

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$7,131	$7,357
Semi-finished goods	7,787	7,635
Finished goods	25,348	24,146
Supplies	2,967	3,111
Inventories and supplies	$43,233	$42,249

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	June 30, 2018
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$10,000	$—	$—	$10,000
Canadian and provincial government securities	8,747	—	(464)	8,283
Canadian guaranteed investment certificates	7,614	—	—	7,614
Available-for-sale debt securities	$26,361	$—	$(464)	$25,897

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2018, also included cash of $66,709.

	December 31, 2017
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$17,300	$—	$—	$17,300
Canadian and provincial government securities	9,051	—	(393)	8,658
Canadian guaranteed investment certificates	7,955	—	—	7,955
Available-for-sale debt securities	$34,306	$—	$(393)	$33,913

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2017, also included cash of $52,279.

Expected maturities of available-for-sale debt securities as of June 30, 2018 were as follows:

(in thousands)	Fair value
Due in one year or less	$20,588
Due in two to five years	3,578
Due in six to ten years	1,731
Available-for-sale debt securities	$25,897

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Assets held for sale – Assets held for sale as of June 30, 2018 included a provider of printed and promotional products, a small business distributor and a small business customer list. Assets held for sale as of December 31, 2017 included 2 providers of printed and promotional products, 1 of which was sold during the second quarter of 2018, and 2 small business distributors, 1 of which was sold during the first quarter of 2018. Also during the six months ended June 30, 2018, we sold certain small business customer lists that previously did not meet the requirements to be reported as assets held for sale in the consolidated balance sheets. We determined that the assets sold would be better positioned for long-term growth if they were managed by independent distributors. Subsequent to the sales, the businesses and customer lists are owned by distributors that are part of our Safeguard® distributor network. As such, our revenue is not impacted by these sales, and the impact to our costs is not significant. We entered into aggregate notes receivable of $22,715 in conjunction with these sales (non-cash investing activity), and we recognized aggregate net gains within SG&A expense of $3,862 during the quarter ended June 30, 2018 and $11,089 during the six months ended June 30, 2018. During the quarter ended March 31, 2017, we sold a provider of printed and promotional products and a small business distributor, realizing an aggregate net gain of $6,779 within SG&A expense in the consolidated statement of comprehensive income for the six months ended June 30, 2017.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5,296 related to a small business distributor that was sold during the second quarter of 2017. This impairment charge reduced the carrying value of the business to its estimated fair value less costs to sell, as we negotiated the sale of the business. During the second quarter of 2017, we recorded an additional pre-tax asset impairment charge of $2,954 as we finalized the sale of this business, resulting in a total pre-tax asset impairment charge of $8,250 for the six months ended June 30, 2017.

The businesses sold during 2018, as well as those held for sale as of June 30, 2018, were included in our Small Business Services segment, and their net assets consisted primarily of intangible assets. We are actively marketing the remaining assets held for sale, and we expect the selling prices will equal or exceed their current carrying values. Net assets held for sale consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017	Balance sheet caption
Current assets	$—	$4	Other current assets
Intangibles	3,390	8,459	Assets held for sale
Goodwill	416	3,566	Assets held for sale
Other non-current assets	16	207	Assets held for sale
Net assets held for sale	$3,822	$12,236

Intangibles – Intangibles were comprised of the following:

	June 30, 2018			December 31, 2017
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Indefinite-lived intangibles:
Trade name	$19,100	$—	$19,100	$19,100	$—	$19,100
Amortizable intangibles:
Internal-use software	380,969	(303,099)	77,870	359,079	(284,074)	75,005
Customer lists/relationships(1)	355,384	(146,115)	209,269	343,589	(121,729)	221,860
Trade names	50,107	(22,833)	27,274	36,931	(19,936)	16,995
Technology-based intangibles	39,000	(10,053)	28,947	31,800	(6,400)	25,400
Software to be sold	36,900	(13,317)	23,583	36,900	(11,204)	25,696
Other	1,800	(1,700)	100	1,800	(1,590)	210
Amortizable intangibles	864,160	(497,117)	367,043	810,099	(444,933)	365,166
Intangibles	$883,260	$(497,117)	$386,143	$829,199	$(444,933)	$384,266

(1) During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2,149 for one of our customer lists. Further information can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Amortization of intangibles was $28,228 for the quarter ended June 30, 2018, $26,273 for the quarter ended June 30, 2017, $55,694 for the six months ended June 30, 2018 and $51,828 for the six months ended June 30, 2017. Based on the intangibles in service as of June 30, 2018, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2018	$47,873
2019	84,662
2020	65,171
2021	50,832
2022	36,379

During the six months ended June 30, 2018, we acquired internal-use software in the normal course of business. We also acquired intangible assets in conjunction with acquisitions (Note 6). The following intangible assets were acquired during the six months ended June 30, 2018:

(in thousands)	Amount	Weighted-average amortization period (in years)
Customer lists/relationships(1)	$21,887	4
Internal-use software	21,573	3
Trade names	13,700	7
Technology-based intangibles	7,200	5
Acquired intangibles	$64,360	4

(1) Includes the purchase of a customer list for $650 that did not qualify as a business combination.

Information regarding acquired intangibles does not include measurement-period adjustments recorded during the six months ended June 30, 2018 for changes in the estimated fair values of intangibles acquired during 2017 through acquisitions. Information regarding these adjustments can be found in Note 6.

Goodwill – Changes in goodwill during the six months ended June 30, 2018 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2017:
Goodwill, gross	$706,568	$324,239	$148,506	$1,179,313
Accumulated impairment charges	(48,379)	—	—	(48,379)
Goodwill, net of accumulated impairment charges	658,189	324,239	148,506	1,130,934
Goodwill resulting from acquisitions	40,209	—	—	40,209
Measurement-period adjustments for prior year acquisitions (Note 6)	853	2,763	—	3,616
Adjustment of assets held for sale	218	—	—	218
Currency translation adjustment	(1,502)	—	—	(1,502)
Balance, June 30, 2018:
Goodwill, gross	746,346	327,002	148,506	1,221,854
Accumulated impairment charges	(48,379)	—	—	(48,379)
Goodwill, net of accumulated impairment charges	$697,967	$327,002	$148,506	$1,173,475

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Loans and notes receivable from Safeguard distributors	$67,430	$44,276
Prepaid product discounts(1)	63,017	63,895
Postretirement benefit plan asset	43,535	39,849
Deferred advertising costs	5,240	6,135
Deferred sales commissions(2)	6,783	—
Other	7,694	5,601
Other non-current assets	$193,699	$159,756

(1) In our prior year financial statements, we referred to this asset as contract acquisition costs.

(2) Amortization of deferred sales commissions was $1,350 for the six months ended June 30, 2018.

Changes in prepaid product discounts during the six months ended June 30, 2018 and 2017 were as follows:

	Quarter Ended June 30,
(in thousands)	2018	2017
Balance, beginning of year	$63,895	$65,792
Additions(1)	10,296	8,310
Amortization	(11,124)	(9,588)
Other	(50)	(101)
Balance, end of period	$63,017	$64,413

(1) Prepaid product discounts are generally accrued upon contract execution. Cash payments made for prepaid product discounts were $13,282 for the six months ended June 30, 2018 and $10,937 for the six months ended June 30, 2017.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Funds held for customers	$91,556	$85,091
Deferred revenue	43,939	47,021
Employee profit sharing/cash bonus	20,462	31,312
Prepaid product discounts due within one year(1)	12,915	11,670
Acquisition-related liabilities(2)	11,080	23,878
Customer rebates	10,895	11,508
Restructuring due within one year (Note 8)	4,686	4,380
Income tax	1,555	17,827
Other	48,631	44,566
Accrued liabilities	$245,719	$277,253

(1) In our prior year financial statements, we referred to this liability as contract acquisition costs due within one year.

(2) Consists of holdback payments due at future dates and liabilities for contingent consideration. Further information regarding liabilities for contingent consideration can be found in Note 7.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Prepaid product discounts(1)	$17,379	$21,658
Other	27,097	30,583
Other non-current liabilities	$44,476	$52,241

(1) In our prior year financial statements, we referred to this liability as contract acquisition costs.

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Earnings per share – basic:
Net income	$60,207	$59,579	$123,544	$116,645
Income allocated to participating securities	(228)	(379)	(515)	(785)
Income available to common shareholders	$59,979	$59,200	$123,029	$115,860
Weighted-average shares outstanding	47,594	48,255	47,675	48,287
Earnings per share – basic	$1.26	$1.23	$2.58	$2.40

Earnings per share – diluted:
Net income	$60,207	$59,579	$123,544	$116,645
Income allocated to participating securities	(228)	(378)	(514)	(781)
Re-measurement of share-based awards classified as liabilities	(90)	(41)	(176)	(46)
Income available to common shareholders	$59,889	$59,160	$122,854	$115,818
Weighted-average shares outstanding	47,594	48,255	47,675	48,287
Dilutive impact of potential common shares	183	325	222	349
Weighted-average shares and potential common shares outstanding	47,777	48,580	47,897	48,636
Earnings per share – diluted	$1.25	$1.22	$2.56	$2.38
Antidilutive options excluded from calculation	529	451	529	451

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income
Net actuarial loss	(721)	(909)	(1,442)	(1,819)	Other income
Total amortization	(366)	(554)	(731)	(1,108)	Other income
Tax benefit	45	165	400	330	Income tax provision
Total reclassifications, net of tax	$(321)	$(389)	$(331)	$(778)	Net income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2018 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on marketable debt securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2017	$(26,829)	$(322)	$(10,446)	$(37,597)
Other comprehensive loss before reclassifications	—	(69)	(4,968)	(5,037)
Amounts reclassified from accumulated other comprehensive loss	331	—	—	331
Net current-period other comprehensive income (loss)	331	(69)	(4,968)	(4,706)
Adoption of ASU No. 2018-02	(6,867)	—	—	(6,867)
Balance, June 30, 2018	$(33,365)	$(391)	$(15,414)	$(49,170)

(1) Other comprehensive loss before reclassifications is net of income tax benefit of $24.

Note 6: Acquisitions

We regularly complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the six months ended June 30, 2018 and 2017. The acquisitions completed during the six months ended June 30, 2018 were cash transactions, funded by use of our revolving credit facility. We completed these acquisitions primarily to increase our mix of marketing solutions and other services revenue, to add logo and web services capabilities, and to reach new customers.
2018 acquisitions – In June 2018, we acquired selected assets of Velocity Servers, Inc., doing business as ColoCrossing, a data center solutions, cloud hosting and infrastructure colocation provider of dedicated hosting services. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in tax-deductible goodwill of $10,300. The acquisition resulted in goodwill as we expect to accelerate revenue growth

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

by bringing colocation services into our portfolio of hosting products and services. The operations of this business from its acquisition date are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price in the first half of 2019 when our valuation of the acquired intangible assets is completed, as well as the valuation of various other assets acquired and liabilities assumed.

In March 2018, we acquired all of the equity of Logomix Inc. (Logomix), a self-service marketing and branding platform that helps small businesses create logos and custom marketing products. The preliminary allocation of the purchase price based upon the estimated fair values of the assets acquired and liabilities assumed resulted in nondeductible goodwill of $29,909. The acquisition resulted in goodwill as we expect to accelerate revenue growth by combining our capabilities with Logomix's platform. The operations of this business from its acquisition date are included in our Small Business Services segment. We expect to finalize the allocation of the purchase price by the end of 2018 when our valuation of the acquired intangible assets is completed, as well as the valuation of various other assets acquired and liabilities assumed.

Also during the six months ended June 30, 2018, we acquired the operations of 2 small business distributors that are included in our Small Business Services segment. The assets acquired consisted primarily of customer list intangible assets. As these small business distributors were previously part of our Safeguard distributor network, our revenue was not impacted by these acquisitions, and the impact to our costs was not significant.

In June 2018, we entered into a definitive agreement to acquire a treasury management business that we expect will deliver approximately $36,000 of revenue in 2018. The regulatory conditions related to the acquisition have been satisfied, and we anticipate that the acquisition will close during the third quarter of 2018.

Information regarding goodwill by reportable segment and the useful lives of acquired intangibles can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 7. As our acquisitions were immaterial to our reported operating results both individually and in the aggregate, pro forma results of operations are not provided. The following illustrates the preliminary allocation, as of June 30, 2018, of the aggregate purchase price for the above acquisitions to the assets acquired and liabilities assumed:

(in thousands)	2018 acquisitions
Net tangible assets acquired and liabilities assumed(1)	$(4,791)
Identifiable intangible assets:
Customer lists/relationships	21,237
Trade names	13,700
Technology-based intangible	7,200
Total intangible assets	42,137
Goodwill	40,209
Total aggregate purchase price	77,555
Liabilities for holdback payments and contingent consideration	(4,015)
Net cash paid for 2018 acquisitions	73,540
Holdback payments for prior year acquisitions	16,665
Payments for acquisitions, net of cash acquired of $1,645	$90,205

(1) Net liabilities acquired consisted primarily of Logomix deferred income taxes.

During the six months ended June 30, 2018, we finalized purchase accounting for the acquisitions of RDM Corporation, Digital Pacific Group Pty Ltd and Impact Marketing Specialists, Inc., which were acquired in 2017. We also recorded adjustments related to the purchase accounting for j2 Global Australia Pty Ltd, doing business as Web24, and SY Holdings, LLC, doing business as managed.com, which were also acquired during 2017. We expect to finalize the purchase accounting for these acquisitions in the third quarter of 2018 when our valuation of property, plant and equipment, as well as the acquired customer list intangible assets, is finalized. Further information regarding these acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K. These measurement-period adjustments resulted in an increase in goodwill of $3,616 during the six months ended June 30, 2018, with

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

the offset to various assets and liabilities, including deferred revenue, deferred income taxes and other long-term liabilities, as well as a decrease of $910 in customer list intangibles and an increase in internal-use software of $1,000.

2017 acquisitions – During the six months ended June 30, 2017, we completed the following acquisitions:

•	In February 2017, we acquired selected assets of Panthur Pty Ltd, an Australian web hosting and domain registration service provider.

•
In April 2017, we acquired all of the equity of RDM Corporation of Canada, a provider of remote deposit capture software, hardware and digital imaging solutions for financial institutions and corporate clients.

•	We acquired the operations of several small business distributors, all of which were previously part of our Safeguard distributor network.

Payments for acquisitions, net of cash acquired, as presented on the consolidated statement of cash flows for the six months ended June 30, 2017, included payments of $72,470 for these acquisitions and $5,083 for holdback payments for prior year acquisitions. Further information regarding our 2017 acquisitions can be found under the caption “Note 5: Acquisitions” in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K.

Note 7: Fair value measurements

Non-recurring asset impairment analyses – During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2,149 related to a Small Business Services customer list intangible asset. Based on changes in the customer base of one of our small business distributors, we determined that the customer list asset was impaired and had an estimated fair market value of $0 (level 3 fair value measurement) as of March 31, 2018.

During the six months ended June 30, 2017, we recorded aggregate pre-tax asset impairment charges of $8,250 related to a small business distributor that was classified as held for sale in the consolidated balance sheets prior to its sale during the second quarter of 2017. The impairment charges were calculated based on ongoing negotiations for the sale of the business and reduced its carrying value to its fair value less costs to sell of approximately $3,500 (level 3 fair value measurement) by reducing the carrying value of the related customer list intangible asset. Further information regarding assets held for sale can be found in Note 3.

2018 acquisitions – For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. Information regarding the acquisitions completed during the six months ended June 30, 2018 can be found in Note 6. The identifiable net assets acquired during the six months ended June 30, 2018 were comprised primarily of customer list intangible assets, trade names and a technology-related intangible asset. The estimated fair values of the trade names and the technology-related asset were calculated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the trade name or the technology. Assumed royalty rates were applied to projected revenue for the estimated remaining useful lives of the assets to estimate the royalty savings.

The estimated fair values of the Logomix and ColoCrossing customer lists were calculated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a brand name or fixed assets, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer list asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. The estimated fair value of the other acquired customer lists was calculated by discounting the estimated cash flows expected to be generated by the assets. Key assumptions used in the calculations included same-customer revenue growth rates and estimated customer retention rates based on the acquirees' historical information.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2018 and 2017.

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

Changes in accrued contingent consideration during the six months ended June 30, 2018 were as follows:

(in thousands)	Six Months Ended June 30, 2018
Balance, December 31, 2017	$3,623
Acquisition date fair value	100
Change in fair value	457
Payments	(863)
Balance, June 30, 2018	$3,317

Information regarding the fair values of our financial instruments was as follows:

			Fair value measurements using
	June 30, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(3,317)	$(3,317)	$—	$—	$(3,317)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	10,000	10,000	10,000	—	—
Available-for-sale debt securities (funds held for customers)	15,897	15,897	—	15,897	—
Amortized cost:
Cash	68,594	68,594	68,594	—	—
Cash (funds held for customers)	66,709	66,709	66,709	—	—
Loans and notes receivable from Safeguard distributors	69,879	60,397	—	—	60,397
Long-term debt(1)	765,000	765,000	—	765,000	—

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

Our policy is to recognize transfers between fair value levels as of the end of the reporting period in which the transfer occurred. There were no transfers between fair value levels during the six months ended June 30, 2018.

Note 8: Restructuring and Chief Executive Officer transition costs

Restructuring charges – Net restructuring charges for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2018	2017	2018	2017
Severance accruals	$3,804	$1,240	$4,648	$2,348
Severance reversals	(95)	(119)	(230)	(518)
Operating lease obligations	—	23	—	23
Net restructuring accruals	3,709	1,144	4,418	1,853
Other costs	2,662	313	4,275	597
Net restructuring charges	$6,371	$1,457	$8,693	$2,450
Number of employees included in severance accruals	80	20	105	50

The net restructuring charges are reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Total cost of revenue	$736	$30	$913	$9
Operating expenses	5,635	1,427	7,780	2,441
Net restructuring charges	$6,371	$1,457	$8,693	$2,450

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

During the quarters and six months ended June 30, 2018 and 2017, the net restructuring accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales, marketing and fulfillment functions. These charges were reduced by the reversal of restructuring accruals recorded in previous periods, as fewer employees received severance benefits than originally estimated. Other restructuring costs, which were expensed as incurred, included items such as information technology costs, employee and equipment moves, training and travel related to our restructuring and integration activities.

Restructuring accruals of $4,686 as of June 30, 2018 and $4,380 as of December 31, 2017 are reflected in the consolidated balance sheets as accrued liabilities. The majority of the employee reductions are expected to be completed by the end of 2018, and we expect most of the related severance payments to be paid by mid-2019, utilizing cash from operations. As of June 30, 2018, approximately 70 of the employees included in our restructuring accruals had not yet started to receive severance benefits.

Accruals for our restructuring initiatives, summarized by year, were as follows:

(in thousands)	2018 initiatives	2017 initiatives	2016 initiatives	Total
Balance, December 31, 2017	$—	$4,348	$32	$4,380
Restructuring charges	4,530	118	—	4,648
Restructuring reversals	(5)	(220)	(5)	(230)
Payments	(555)	(3,530)	(27)	(4,112)
Balance, June 30, 2018	$3,970	$716	$—	$4,686
Cumulative amounts:
Restructuring charges	$4,530	$7,340	$7,801	$19,671
Restructuring reversals	(5)	(381)	(750)	(1,136)
Payments	(555)	(6,243)	(7,051)	(13,849)
Balance, June 30, 2018	$3,970	$716	$—	$4,686

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Total
Balance, December 31, 2017	$789	$1,398	$140	$2,049	$4	$4,380
Restructuring charges	697	3,680	—	271	—	4,648
Restructuring reversals	(48)	(39)	(3)	(140)	—	(230)
Payments	(810)	(1,250)	(134)	(1,914)	(4)	(4,112)
Balance, June 30, 2018	$628	$3,789	$3	$266	$—	$4,686
Cumulative amounts:(2)
Restructuring charges	$5,333	$7,782	$286	$6,188	$82	$19,671
Restructuring reversals	(402)	(114)	(9)	(611)	—	(1,136)
Payments	(4,303)	(3,879)	(274)	(5,311)	(82)	(13,849)
Balance, June 30, 2018	$628	$3,789	$3	$266	$—	$4,686

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Chief Executive Officer (CEO) transition costs – In April 2018, we announced the upcoming retirement of Mr. Lee Schram, our CEO. Mr. Schram will continue to serve as CEO during the transition process and will remain employed under the terms of a transition agreement through March 1, 2019. Under the terms of the transition agreement, if Mr. Schram remains employed through March 1, 2019, assists with the transition, and complies with certain covenants, we will provide to Mr. Schram certain benefits, including a transition bonus in the amount of $2,000, accelerated vesting of certain restricted stock unit awards and continued vesting and settlement of a pro-rata portion of outstanding performance share awards to the extent such awards are earned based on the attainment of certain performance goals. We anticipate the modifications to Mr. Schram's share-based payment awards will result in expense of $2,088, which will be recognized through March 2019.

We also offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. The retention bonus will be paid to an employee if his or her employment is terminated without cause before the end of the retention period. In addition, we are incurring costs related to the CEO transition process, such as executive search fees, travel and board of directors fees. CEO retirement and transition costs included within SG&A expense for the quarter and six months ended June 30, 2018 totaled $1,530, including the impact of modifications to Mr. Schram’s share-based payment awards.

Note 9: Income tax provision

The effective tax rate on pre-tax income reconciles to the United States federal statutory tax rate of 21% for 2018 and 35% for 2017 as follows:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Income tax at federal statutory rate	21.0%	35.0%
State income tax expense, net of federal benefit	3.3%	2.7%
Goodwill impairment charge	—	1.5%
Impact of the 2017 Act	0.1%	(6.6%)
Qualified production activities deduction	—	(3.2%)
Net tax benefit of share-based compensation	(1.1%)	(1.6%)
Other	0.7%	(1.4%)
Effective tax rate	24.0%	26.4%

Further information regarding the impact on our financial statements of the 2017 Act can be found in Note 2 and under the caption “Note 9: Income tax provision” in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K.

Note 10: Postretirement benefits

We have historically provided certain health care benefits for a portion of our retired United States employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Postretirement benefit income for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest cost	$656	$724	$1,313	$1,448
Expected return on plan assets	(1,934)	(1,782)	(3,868)	(3,564)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	721	909	1,442	1,819
Net periodic benefit income	$(912)	$(504)	$(1,824)	$(1,008)

Effective January 1, 2018, we adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which required us to reclassify postretirement benefit income from cost of revenue and SG&A expense to other income in our consolidated statements of comprehensive income. Further information can be found in Note 2.

Note 11: Debt

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Amount drawn on revolving credit facility	$765,000	$413,000
Amount outstanding under term loan facility	—	294,938
Capital lease obligations	1,804	1,914
Long-term debt, principal amount	766,804	709,852
Less unamortized debt issuance costs	—	(471)
Less current portion of long-term debt	(765)	(44,121)
Long-term debt	766,039	665,260
Current portion of amount drawn under term loan facility	—	43,313
Current portion of capital lease obligations	765	808
Long-term debt due within one year, principal amount	765	44,121
Less unamortized debt issuance costs	—	(81)
Long-term debt due within one year	765	44,040
Total debt	$766,804	$709,300

In March 2018, we entered into a revolving credit facility in the amount of $950,000, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our previous credit facility agreement was terminated contemporaneously with our entry into the new credit facility and was repaid utilizing proceeds from the new credit facility. Our quarterly commitment fee ranges from 0.175% to 0.35% based on our leverage ratio. As of June 30, 2018, $765,000 was drawn on our revolving credit facility at a weighted-average interest rate of 3.24%. As of December 31, 2017, $413,000 was drawn on our previous revolving credit facility at a weighted-average interest rate of 2.98%. Our previous credit facility agreement also included a term loan facility. As of December 31, 2017, $294,938 was outstanding under the term loan facility at a weighted-average interest rate of 2.99%. This amount was repaid in March 2018, utilizing proceeds from the new revolving credit facility.

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to one, there would be an annual limitation on the amount of dividends and share repurchases.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Borrowings under the credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0.

Daily average amounts outstanding under our current and previous credit facility were as follows:

(in thousands)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Revolving credit facility:
Daily average amount outstanding	$599,182	$436,588
Weighted-average interest rate	3.01%	2.55%
Term loan facility:
Daily average amount outstanding	$128,331	$315,862
Weighted-average interest rate	2.97%	2.57%

As of June 30, 2018, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$950,000
Amount drawn on revolving credit facility	(765,000)
Outstanding letters of credit(1)	(10,128)
Net available for borrowing as of June 30, 2018	$174,872

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

In addition to amounts outstanding under our credit facility, we had capital lease obligations of $1,804 as of June 30, 2018 and $1,914 as of December 31, 2017 related to information technology hardware. The lease obligations will be paid through November 2021. The related assets are included in property, plant and equipment in the consolidated balance sheets. Depreciation of the leased assets is included in depreciation expense in the consolidated statements of cash flows.

Note 12:  Other commitments and contingencies

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters.

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

Accruals for environmental matters were $2,383 as of June 30, 2018 and $2,646 as of December 31, 2017. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors, such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was not significant for the quarters or six months ended June 30, 2018 and 2017.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,195 as of June 30, 2018 and $7,679 as of December 31, 2017. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of June 30, 2018 or December 31, 2017.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters were not material to our financial position, results of operations or liquidity during the six months ended June 30, 2018 and 2017, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Note 13: Shareholders’ equity

During the six months ended June 30, 2018, we repurchased 573 thousand shares for $39,996. These share repurchases were completed under an authorization from our board of directors in May 2016 for the repurchase of up to $300,000 of our common stock. This authorization has no expiration date, and $199,731 remained available for purchase under this authorization as of June 30, 2018.

Note 14: Business segment information

We operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and others; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

group. Financial Services' products and services are sold primarily through a direct sales force that executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All 3 segments operate primarily in the United States, although Small Business Services has operations in Canada, Australia and portions of Europe, and Financial Services has operations in Canada.

Our product and service offerings are comprised of the following:

Checks – We remain one of the largest providers of checks in the United States. During 2017, checks represented 39% of our Small Business Services segment's revenue, 43% of our Financial Services segment's revenue and 84% of our Direct Checks segment's revenue.

Marketing solutions and other services (MOS) – We offer products and services designed to meet our customers' sales and marketing needs, as well as various other service offerings. During 2017, MOS represented 34% of our Small Business Services segment's revenue, 55% of our Financial Services segment's revenue and 11% of our Direct Checks segment's revenue. Our MOS offerings generally consist of the following:

•
Small business marketing solutions – Our marketing products utilize digital printing and web-to-print solutions to provide printed marketing materials and promotional solutions, such as postcards, brochures, retail packaging supplies, apparel, greeting cards and business cards.

•	Web services – These service offerings for small businesses include hosting and domain name services; logo and web design; search engine marketing and optimization; and payroll services.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$119,786	$57,591	$26,196	$203,573
Marketing solutions and other services:
Small business marketing solutions	69,442	—	—	69,442
Web services	40,850	—	—	40,850
Data-driven marketing solutions	—	37,327	—	37,327
Treasury management solutions	—	28,558	—	28,558
Fraud, security, risk management and operational services	6,588	12,596	3,444	22,628
Total MOS	116,880	78,481	3,444	198,805
Forms, accessories and other products	81,076	3,243	1,547	85,866
Total revenue	$317,742	$139,315	$31,187	$488,244

	Six Months Ended June 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$242,719	$115,642	$55,550	$413,911
Marketing solutions and other services:
Small business marketing solutions	136,204	—	—	136,204
Web services	78,226	—	—	78,226
Data-driven marketing solutions	—	74,467	—	74,467
Treasury management solutions	—	57,758	—	57,758
Fraud, security, risk management and operational services	13,104	24,903	7,301	45,308
Total MOS	227,534	157,128	7,301	391,963
Forms, accessories and other products	163,803	7,186	3,295	174,284
Total revenue	$634,056	$279,956	$66,146	$980,158

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Quarter Ended June 30, 2017
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$120,173	$62,351	$29,193	$211,717
Marketing solutions and other services:
Small business marketing solutions	63,168	—	—	63,168
Web services	30,090	—	—	30,090
Data-driven marketing solutions	—	36,157	—	36,157
Treasury management solutions	—	29,045	—	29,045
Fraud, security, risk management and operational services	6,610	16,712	3,747	27,069
Total MOS	99,868	81,914	3,747	185,529
Forms, accessories and other products	82,834	3,480	1,672	87,986
Total revenue	$302,875	$147,745	$34,612	$485,232

	Six Months Ended June 30, 2017
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Checks	$244,310	$127,726	$61,854	$433,890
Marketing solutions and other services:
Small business marketing solutions	122,677	—	—	122,677
Web services	60,334	—	—	60,334
Data-driven marketing solutions	—	68,231	—	68,231
Treasury management solutions	—	51,819	—	51,819
Fraud, security, risk management and operational services	13,243	33,323	8,003	54,569
Total MOS	196,254	153,373	8,003	357,630
Forms, accessories and other products	170,434	7,440	3,604	181,478
Total revenue	$610,998	$288,539	$73,461	$972,998

Product revenue is recognized at a point in time. Total MOS revenue included product revenue of $70,496 and service revenue of $128,309 for the quarter ended June 30, 2018 and product revenue of $135,147 and service revenue of $256,816 for the six months ended June 30, 2018. The majority of our service revenue is recognized over time as services are provided.

The following tables present our revenue disaggregated by geography, based on where items are shipped or services are performed.

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended June 30, 2018:
United States	$290,863	$134,040	$31,187	$456,090
Foreign, primarily Canada and Australia	26,879	5,275	—	32,154
Total revenue	$317,742	$139,315	$31,187	$488,244
Six Months Ended June 30, 2018:
United States	$580,822	$269,206	$66,146	$916,174
Foreign, primarily Canada and Australia	53,234	10,750	—	63,984
Total revenue	$634,056	$279,956	$66,146	$980,158

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended June 30, 2017:
United States	$283,522	$142,540	$34,612	$460,674
Foreign, primarily Canada and Australia	19,353	5,205	—	24,558
Total revenue	$302,875	$147,745	$34,612	$485,232
Six Months Ended June 30, 2017:
United States	$572,666	$283,334	$73,461	$929,461
Foreign, primarily Canada and Australia	38,332	5,205	—	43,537
Total revenue	$610,998	$288,539	$73,461	$972,998

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in our 2017 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, finance, information technology and legal functions. Where costs incurred are directly attributable to a business segment, those costs are charged directly to that segment. During 2017, costs that were not directly attributable to a business segment were allocated to the segments based on segment revenue. Effective January 1, 2018, we completed a more detailed analysis of our corporate costs and were able to allocate substantially all of the costs directly to our business segments. The costs that were not directly attributable to a business segment, primarily certain human resources costs, were allocated to the segments based on the number of employees in each segment. This change in our allocation methodology did not have a significant impact on the operating results of our business segments. Corporate assets are not allocated to the segments and consisted primarily of long-term investments and assets related to our corporate shared services functions of manufacturing, information technology and real estate, including property, plant and equipment; internal-use software; and inventories and supplies.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and the sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following is our segment information as of and for the quarters ended June 30, 2018 and 2017:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2018	$317,742	$139,315	$31,187	$—	$488,244
	2017	302,875	147,745	34,612	—	485,232
Operating income:	2018	58,642	13,980	10,201	—	82,823
	2017	54,521	26,609	11,697	—	92,827
Depreciation and amortization expense:	2018	16,154	15,422	800	—	32,376
	2017	13,439	16,161	814	—	30,414
Asset impairment charges:	2018	—	—	—	—	—
	2017	2,954	—	—	—	2,954
Total assets:	2018	1,165,781	662,076	157,649	307,738	2,293,244
	2017	1,042,694	697,900	159,246	268,915	2,168,755
Capital asset purchases:	2018	—	—	—	14,006	14,006
	2017	—	—	—	11,767	11,767

The following is our segment information as of and for the six months ended June 30, 2018 and 2017:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2018	$634,056	$279,956	$66,146	$—	$980,158
	2017	610,998	288,539	73,461	—	972,998
Operating income:	2018	117,541	31,954	21,036	—	170,531
	2017	106,782	46,854	24,189	—	177,825
Depreciation and amortization expense:	2018	31,592	30,316	1,609	—	63,517
	2017	27,656	30,774	1,621	—	60,051
Asset impairment charges:	2018	2,149	—	—	—	2,149
	2017	8,250	—	—	—	8,250
Total assets:	2018	1,165,781	662,076	157,649	307,738	2,293,244
	2017	1,042,694	697,900	159,246	268,915	2,168,755
Capital asset purchases:	2018	—	—	—	28,040	28,040
	2017	—	—	—	22,788	22,788

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year;

•	Consolidated Results of Operations, Restructuring and CEO Transition Costs, and Segment Results that includes a more detailed discussion of our revenue and expenses;

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position;

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments; and

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

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

The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We are filing this cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

Our unaudited consolidated statements of comprehensive income for the quarter and six months ended June 30, 2017 have been revised to reflect the adoption of Accounting Standards Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In accordance with this standard, we reclassified the entire amount of our net periodic benefit income from cost of revenue and selling, general and administrative (SG&A) expense to other income in our consolidated statements of comprehensive income. This revision had no impact on net income.

EXECUTIVE OVERVIEW

We operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we manage the company. Information regarding our product and service offerings can be found under the caption "Note 14: Business segment information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Over the past several years, we have focused on opportunities to increase revenue and operating income despite the continuing secular decline in check and forms usage. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending the reach of our sales channels, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services (MOS) offerings. Information about our acquisitions can be found under the captions "Note 6: Acquisitions" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K. During the remainder of 2018, we plan to continue our focus in these areas, with an emphasis on profitable revenue growth and increasing the mix of MOS revenue, primarily data-driven marketing solutions, treasury management solutions and web services. We continue to assess acquisitions that complement our large customer bases, with a focus on MOS offerings. A more detailed discussion of our business strategies can be found under the caption "Business Segments" appearing in Item 1 of our 2017 Form 10-K.

Earnings for the first six months of 2018, as compared to the first six months of 2017, increased due to a lower effective income tax rate in 2018, largely due to the Tax Cuts and Jobs Act of 2017 (the "2017 Act"), the benefit of price increases and continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, as well as lower asset impairment charges in 2018. In addition, we recognized gains from sales of businesses and customer lists within Small Business Services of $11.1 million, compared to gains recognized in the first half of 2017 of $6.8 million. These increases in earnings were partially offset by volume reductions for personal and business checks and forms due primarily to the continuing secular decline in check and forms usage, lower Deluxe Rewards revenue driven primarily by the loss of Verizon Communications Inc. as a customer, higher restructuring costs, and continued pricing allowances within Financial Services.

Business Challenges/Market Risks

Our business, consolidated results of operations, financial condition and cash flows could be adversely affected by various risks and uncertainties. We have disclosed all known material risks in Item 1A of our 2017 Form 10-K, including discussion of the declining market for checks and business forms, competition, factors affecting our financial institution clients, data security risks, risks related to acquisitions, the impact of economic conditions and the ability to attract and retain key employees. All of these factors could cause our actual results to differ materially from the statements we make from time to time regarding our expected future results, including, but not limited to, forecasts regarding estimated revenue, MOS revenue, earnings per share, cash provided by operating activities and expected cost savings. There were no significant changes in these factors during the first half of 2018.

Cost Reduction Initiatives

We anticipate that we will realize net cost reductions of approximately $55.0 million in 2018, as compared to our 2017 results of operations, primarily from our sales, marketing and fulfillment organizations. Approximately 75% of these savings are expected to impact SG&A expense, with the remaining 25% affecting cost of revenue. Further information regarding our cost reduction initiatives can be found in the MD&A section of our 2017 Form 10-K.

Outlook for 2018

We anticipate that consolidated revenue will be between $2.045 billion and $2.065 billion for 2018, compared to $1.966 billion for 2017. In Small Business Services, we expect revenue to increase between 4% and 5% compared to 2017 revenue of $1.240 billion. Volume declines in printed business products are expected to be more than offset by growth in our online, dealer and major accounts channels, price increases, increased revenue from our MOS offerings and continued tuck-in acquisitions. In Financial Services, we expect revenue to increase between 8% and 9% compared to 2017 revenue of $585.3 million. We expect increased revenue from MOS, including data-driven marketing solutions and treasury management solutions, as well as additional acquisitions. In June 2018, we entered into a definitive agreement to acquire a treasury management business that we expect will deliver approximately $36.0 million of revenue in 2018. The regulatory conditions related to the acquisition have been satisfied, and we anticipate that the acquisition will close during the third quarter of 2018. We are also projecting revenue of approximately $21.0 million from additional acquisitions. We expect these revenue increases to be partially offset by year-over-year secular check order declines of approximately 7%, the expected loss of approximately $11.0 million in Deluxe Rewards revenue primarily due to the loss of Verizon Communications Inc. as a customer, and we expect some impact from pricing pressure in our check programs. In Direct Checks, we expect revenue to decline approximately 11% compared to 2017 revenue of $140.5 million, driven primarily by secular check order volume declines resulting from reduced check usage.

We expect that 2018 diluted earnings per share will be between $5.23 and $5.35, including charges of $0.45 per share primarily related to restructuring, transaction and Chief Executive Officer (CEO) transition costs, as well as the asset impairment charge recorded in the first quarter of 2018. This estimate of diluted earnings per share for 2018 compares to $4.72 for 2017, which included total net charges of $0.55 per share related to asset impairment charges and restructuring and transaction costs, partially offset by a benefit from federal tax reform under the 2017 Act. We expect that the benefits of additional cost reduction activities will be partially offset by the continuing secular decline in check and forms usage, continued investments in technology and integrations, primarily in data-driven marketing, treasury management, and web services, as well as investments in data-driven marketing and treasury management talent, technology and process improvements to accelerate strategic sales and drive more development innovation. We also expect material costs and delivery rates to increase. We estimate that our annual effective tax rate for 2018 will be approximately 24.5%.

We anticipate that net cash provided by operating activities will be between $360.0 million and $370.0 million in 2018, compared to $338.4 million in 2017, driven by stronger earnings, lower income tax payments and lower medical costs, partially offset by higher interest payments. We anticipate payments for prepaid product discounts of approximately $27.0 million in 2018, and we estimate that capital spending will be approximately $55.0 million in 2018, as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, required interest payments, and periodic share repurchases, as well as likely acquisitions. As of June 30, 2018, $174.9 million was available for borrowing under our revolving credit facility. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, including acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we generate excess cash, we plan to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2018	2017	Change	2018	2017	Change
Total revenue	$488,244	$485,232	0.6%	$980,158	$972,998	0.7%
Orders(1)	11,951	12,162	(1.7%)	23,960	25,048	(4.3%)
Revenue per order	$40.85	$39.90	2.4%	$40.91	$38.85	5.3%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter and first half of 2018, as compared to the same periods in 2017, was driven primarily by incremental revenue from acquired businesses of $17.2 million for the second quarter of 2018 and $34.8 million for the first half of 2018, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K. These increases in revenue were partially offset by lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, Financial Services Deluxe Rewards revenue decreased $3.6 million for the second quarter of 2018 and $7.4 million for the first six months of 2018 due to the loss of Verizon Communications Inc. as a customer, and revenue was negatively impacted by continued pricing allowances within Financial Services.

Service revenue represented 26.2% of total revenue for the first half of 2018 and 24.4% for the first half of 2017. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Checks	41.7%	43.6%	42.2%	44.6%
Marketing solutions and other services:
Small business marketing solutions	14.2%	13.0%	13.9%	12.6%
Web services	8.4%	6.2%	8.0%	6.2%
Data-driven marketing solutions	7.6%	7.4%	7.6%	7.0%
Treasury management solutions	5.9%	6.0%	5.9%	5.4%
Fraud, security, risk management and operational services	4.6%	5.6%	4.6%	5.6%
Total MOS	40.7%	38.2%	40.0%	36.8%
Forms, accessories and other products	17.6%	18.2%	17.8%	18.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the second quarter and first half of 2018, as compared to the same periods in 2017, driven by the impact of the continuing secular decline in check and forms usage, partially offset by growth in MOS, including the impact of acquisitions. Revenue per order increased for the second quarter and first half of 2018, as compared to the same periods in 2017, primarily due to the benefit of Small Business Services price increases and favorable product and service mix, partially offset by the impact of continued pricing allowances in Financial Services.

Consolidated Cost of Revenue

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change		2018	2017	Change
Total cost of revenue	$190,201	$179,368	6.0%		$378,959	$358,682	5.7%
Total cost of revenue as a percentage of total revenue	39.0%	37.0%	2.0	pts.	38.7%	36.9%	1.8	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the second quarter and first half of 2018, as compared to the same periods in 2017, was primarily attributable to the increase in revenue, including incremental costs of acquired businesses of $7.5 million for the second quarter of 2018 and $15.1 million for the first half of 2018. In addition, delivery rates and material costs increased in 2018. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, total cost of revenue decreased due to manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives of approximately $4.0 million for the second quarter of 2018 and $6.0 million for the first half of 2018. Total cost of revenue as a percentage of total revenue increased in both periods, as compared to 2017, in large part due to the increase in service revenues.

Consolidated Selling, General & Administrative Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
SG&A expense	$209,585	$208,656	0.4%	$420,739	$425,800	(1.2%)
SG&A expense as a percentage of total revenue	42.9%	43.0%	(0.1) pts.	42.9%	43.8%	(0.9) pts.

SG&A expense was virtually unchanged for the second quarter of 2018, as compared to the second quarter of 2017. The small SG&A increase was primarily due to incremental costs of acquired businesses of $8.2 million, higher benefits expense driven primarily by the timing of vacations, CEO transition costs of $1.5 million and a higher average Small Business Services commission rate. These increases in SG&A expense were offset by various expense reduction initiatives of approximately $11.5 million, primarily within our sales and marketing organizations. Also, during the second quarter of 2018, we recognized gains from sales of a business and customer lists within Small Business Services of $3.9 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

The decrease in SG&A expense for the first half of 2018, as compared to the first half of 2017, was due to various expense reduction initiatives of approximately $21.0 million, primarily within our sales and marketing organizations and a $2.8 million decrease in medical costs. Also, during the first half of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $11.1 million, compared to gains recognized in the first half of 2017 of $6.8 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These decreases in SG&A expense were partially offset by incremental costs of acquired businesses of $17.0 million, a higher average Small Business Services commission rate and CEO transition costs of $1.5 million.

Net Restructuring Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Net restructuring charges	$5,635	$1,427	$4,208	$7,780	$2,441	$5,339

We recorded net restructuring charges related to the cost reduction initiatives discussed under Executive Overview. The net charges for each period related primarily to costs of our restructuring and integration activities such as employee severance benefits, information technology costs, employee and equipment moves, training and travel. Further information can be found under Restructuring and CEO Transition Costs.

Asset Impairment Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Asset impairment charges	$—	$2,954	$(2,954)	$2,149	$8,250	$(6,101)

During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2.1 million related to a Small Business Services customer list intangible asset. Based on changes in the customer base of one of our small business distributors, we concluded that the customer list asset was impaired and had a fair market value of $0 as of March 31, 2018.

During the first quarter of 2017, we recorded a pre-tax asset impairment charge of $5.3 million related to a small business distributor that was sold during the second quarter of 2017. This impairment charge reduced the carrying value of the business to its estimated fair value less costs to sell, as we negotiated the sale of the business. During the second quarter of 2017, we recorded an additional pre-tax asset impairment charge of $3.0 million as we finalized the sale of this business, resulting in a total pre-tax asset impairment charge of $8.3 million for the six months ended June 30, 2017.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Interest expense	$6,130	$5,258	16.6%	$11,708	$10,087	16.1%
Weighted-average debt outstanding	746,875	761,546	(1.9%)	729,378	765,935	(4.8%)
Weighted-average interest rate	3.0%	2.5%	0.5 pts.	3.0%	2.4%	0.6 pts.

The increase in interest expense for the second quarter and first half of 2018, as compared to the same periods in 2017, was primarily driven by our higher weighted-average interest rate during 2018, partially offset by the lower weighted-average debt level in each period.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Income tax provision	$18,922	$29,240	(35.3%)	$39,003	$53,405	(27.0%)
Effective income tax rate	23.9%	32.9%	(9.0) pts.	24.0%	31.4%	(7.4) pts.

The decrease in our effective tax rate for the second quarter and first half of 2018, as compared to the same periods in 2017, was driven in large part by the impact of federal tax reform under the 2017 Act. This legislation lowered the federal statutory tax rate 14.0 points, effective January 1, 2018. Partially offsetting this decrease in our tax rate was the elimination of the production activities deduction for 2018, favorable adjustments in 2017 related to the tax basis in a small business distributor held for sale, a lower federal benefit of state income taxes due to the lower federal tax rate, and a lower benefit from the tax effects of share-based compensation. A comparison of our effective tax rate for the first half of 2018, as compared to our annual effective tax rate for 2017, can be found under the caption "Note 9: Income tax provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. We expect that our annual effective tax rate for 2018 will be approximately 24.5%.

RESTRUCTURING AND CEO TRANSITION COSTS

Restructuring charges – We have recorded expenses related to our restructuring activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction and integration initiatives, including employee reductions in various functional areas, as well as the closing of facilities. During 2017, we closed a retail packaging sales location, a fulfillment facility, and 2 administrative facilities.

Restructuring costs have been reduced by the reversal of severance accruals when fewer employees receive severance benefits than originally estimated.

Net restructuring charges for each period were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2018	2017	2018	2017
Severance accruals	$3,804	$1,240	$4,648	$2,348
Severance reversals	(95)	(119)	(230)	(518)
Operating lease obligations	—	23	—	23
Net restructuring accruals	3,709	1,144	4,418	1,853
Other costs	2,662	313	4,275	597
Net restructuring charges	$6,371	$1,457	$8,693	$2,450
Number of employees included in severance accruals	80	20	105	50

The majority of the employee reductions included in our restructuring accruals are expected to be completed by the end of 2018, and we expect most of the related severance payments to be paid by mid-2019, utilizing cash from operations.

As a result of our employee reductions and facility closings, we expect to realize cost savings of approximately $3.0 million in total cost of revenue and $14.0 million in SG&A expense in 2018, in comparison to our 2017 results of operations, which represent a portion of the estimated $55.0 million of total net cost reductions we expect to realize in 2018. Expense reductions consist primarily of labor costs. Information about the other initiatives driving our cost savings can be found in the MD&A section of our 2017 Form 10-K.

CEO transition costs – In April 2018, we announced the upcoming retirement of Mr. Lee Schram, our CEO. Mr. Schram will continue to serve as CEO during the transition process and will remain employed under the terms of a transition agreement through March 1, 2019. Under the terms of the transition agreement, if Mr. Schram remains employed through March 1, 2019, assists with the transition, and complies with certain covenants, we will provide to Mr. Schram certain benefits, including a transition bonus in the amount of $2.0 million. In addition, modifications were made to certain of his share-based payment awards. We also offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. In addition, we are incurring costs related to the CEO transition process, such as executive search fees, travel and board of directors fees. CEO retirement and transition costs included within SG&A expense for the quarter and six months ended June 30, 2018, totaled $1.5 million. We estimate that CEO transition costs will total approximately $11.0 million. Expense of approximately $6.0 million is expected to be recorded in 2018 and approximately $5.0 million is expected to be recorded in 2019. Mr. Schram's transition bonus will be paid in the first quarter of 2019 and the majority of the management retention bonuses will be paid in the first quarter of 2020, utilizing cash from operations.

Further information regarding our restructuring and CEO transition costs can be found under the caption “Note 8: Restructuring and Chief Executive Officer transition costs” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 14: Business segment information” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Small Business Services

This segment's products and services are promoted through direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and others; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through major accounts; and an outbound telemarketing group. Results for this segment were as follows:

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change		2018	2017	Change
Total revenue	$317,742	$302,875	4.9%		$634,056	$610,998	3.8%
Operating income	58,642	54,521	7.6%		117,541	106,782	10.1%
Operating margin	18.5%	18.0%	0.5	pts.	18.5%	17.5%	1.0	pts.

The increase in total revenue for the second quarter and first half of 2018, as compared to the same periods in 2017, was driven by incremental revenue from acquired businesses of approximately $17.1 million for the second quarter of 2018 and $29.2 million for the first half of 2018, as well as the benefit of price increases. Information about our acquisitions can be found under the caption “Note 6: Acquisitions” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report and under the caption "Note 5: Acquisitions" in the Notes to Consolidated Financial Statements appearing in our 2017 Form 10-K. These increases in revenue were partially offset by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline.

The increase in operating income for the second quarter of 2018, as compared to the second quarter of 2017, was primarily driven by price increases, benefits of our cost reduction initiatives and a reduction in asset impairment charges of $3.0 million. Further information regarding the asset impairment charges can be found under the caption "Note 7: Fair value measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, we recognized gains from sales of a business and customer lists in the second quarter of 2018 of $3.9 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. The results of acquired businesses contributed operating income of $1.5 million for the second quarter of 2018, including acquisition-related amortization, but resulted in a 0.6 point decrease in operating margin. Partially offsetting these increases in operating income was lower order volume for checks, forms and accessories, driven by the continuing secular decline in check and forms usage, higher benefits expense driven primarily by the timing of vacations, and higher average commission, material and delivery rates in 2018. In addition, restructuring charges increased $1.0 million for the second quarter of 2018, driven by our integration activities.

The increase in operating income for the first half of 2018, as compared to the first half of 2017, was primarily driven by price increases, benefits of our cost reduction initiatives and a reduction in asset impairment charges of $6.1 million for the first half of 2018. Further information regarding the asset impairment charges can be found under the caption "Note 7: Fair value measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, we recognized gains from sales of businesses and customer lists in 2018 of $11.1 million, compared to gains of $6.8 million in 2017. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. The results of acquired businesses contributed operating income of $2.3 million for the first half of 2018, including acquisition-related amortization, but resulted in a 0.5 point decrease in operating margin. In addition, medical costs decreased as compared to 2017. Partially offsetting these increases in operating income was lower order volume for checks, forms and accessories, driven by the continuing secular decline in check and forms usage, and higher average commission, material and delivery rates in 2018. In addition, restructuring charges increased $1.6 million for the first half of 2018, driven by our integration activities.

Financial Services

Financial Services' products and services are sold primarily through a direct sales force, which executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Total revenue	$139,315	$147,745	(5.7%)	$279,956	$288,539	(3.0%)
Operating income	13,980	26,609	(47.5%)	31,954	46,854	(31.8%)
Operating margin	10.0%	18.0%	(8.0) pts.	11.4%	16.2%	(4.8) pts.

The decrease in total revenue for the second quarter and first half of 2018, as compared to the same periods in 2017, was driven by lower check order volume due to the continued secular decline in check usage. In addition, Deluxe Rewards revenue decreased $3.6 million for the second quarter of 2018 and $7.4 million for the first six months of 2018 due to the loss of Verizon Communications Inc. as a customer, and revenue was negatively impacted by continued pricing allowances. These decreases in revenue were partially offset by incremental treasury management solutions revenue of $5.6 million for the first half of 2018 from the acquisition of RDM Corporation in the second quarter of 2017 and increased revenue from data-driven marketing solutions as we continue to focus on growing this business.

The decrease in operating income for the second quarter of 2018, as compared to the second quarter of 2017, was primarily due to the impact of the decline in Deluxe Rewards revenue, continued pricing allowances, lower check order volume, higher employee benefits expense driven by the timing of vacations, and increased delivery rates in 2018. In addition, restructuring charges were $4.0 million higher than in 2017 driven by our cost reduction and integration initiatives. Partially offsetting these decreases in operating income were benefits of our continuing cost reduction initiatives.

The decrease in operating income for the first half of 2018, as compared to the first half of 2017, was primarily due to the impact of the decline in Deluxe Rewards revenue, lower check order volume, continued pricing allowances, and increased material and delivery rates in 2018. In addition, restructuring charges were $4.6 million higher than in 2017 driven by our cost reduction and integration initiatives. Partially offsetting these decreases in operating income were benefits of our continuing cost reduction initiatives, lower legal costs due to legal settlement and expenses of $2.5 million in 2017, and lower medical costs.

Direct Checks

Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. Direct Checks sells under various brand names, including Checks Unlimited®, Designer Checks®, Checks.com®, Check Gallery®, The Styles Check Company®, and Artistic Checks®, among others. Results for this segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Total revenue	$31,187	$34,612	(9.9%)	$66,146	$73,461	(10.0%)
Operating income	10,201	11,697	(12.8%)	21,036	24,189	(13.0%)
Operating margin	32.7%	33.8%	(1.1) pts.	31.8%	32.9%	(1.1) pts.

The decrease in revenue for the second quarter and first half of 2018, as compared to the same periods in 2017, was primarily due to the reduction in orders stemming from the continued secular decline in check usage.

The decrease in operating income for the second quarter of 2018, as compared to the second quarter of 2017, was due primarily to the lower order volume, higher employee benefits expense driven primarily by the timing of vacations, and increased delivery costs in 2018. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by changes in circulation intended to maximize response rates.

The decrease in operating income for the first half of 2018, as compared to the first half of 2017, was due primarily to the lower order volume and increased delivery costs in 2018. These decreases in operating income were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by changes in circulation intended to maximize response rates, as well as lower medical costs.

CASH FLOWS AND LIQUIDITY

As of June 30, 2018, we held cash and cash equivalents of $68.6 million. The following table shows our cash flow activity for the six months ended June 30, 2018 and 2017, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$146,936	$151,578	$(4,642)
Net cash used by investing activities	(117,563)	(96,102)	(21,461)
Net cash used by financing activities	(18,269)	(98,445)	80,176
Effect of exchange rate change on cash	(1,750)	1,175	(2,925)
Net change in cash and cash equivalents	$9,354	$(41,794)	$51,148

The $4.6 million decrease in net cash provided by operating activities for the first half of 2018, as compared to the first half of 2017, was primarily due to the impact of the continuing secular decline in check and forms usage, as well as an increase of $2.3 million in prepaid product discount payments and a $1.9 million increase in interest payments. These decreases in operating cash flow were partially offset by the timing of payables and a $1.9 million reduction in income tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Income tax payments	$63,655	$65,588	$(1,933)
Performance-based compensation payments(1)	21,717	20,738	979
Prepaid product discount payments	13,282	10,937	2,345
Interest payments	11,057	9,127	1,930
Severance payments	4,108	4,455	(347)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first half of 2018 was $21.5 million higher than the first half of 2017, driven primarily by an increase of $12.7 million in payments for acquisitions. Further information about our acquisitions can be found under the caption “Note 6: Acquisitions” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition, purchases of capital assets increased $5.3 million as we continue to invest in key revenue growth initiatives and order fulfillment and information technology infrastructure, and we had proceeds of $3.5 million in 2017 from the redemption of marketable securities which were acquired as part of the acquisition of RDM Corporation in April 2017.

Net cash used by financing activities for the first half of 2018 was $80.2 million lower than the first half of 2017, due primarily to a net decrease in payments on long-term debt of $95.6 million. Partially offsetting this decrease in cash used by financing activities was a $9.9 million increase in share repurchases and a $3.0 increase in payments for debt issuance costs related to the revolving credit agreement executed in March 2018.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Payments for acquisitions, net of cash acquired	$(90,205)	$(77,553)	$(12,652)
Payments for common shares repurchased	(39,996)	(30,068)	(9,928)
Cash dividends paid to shareholders	(28,762)	(29,156)	394
Purchases of capital assets	(28,040)	(22,788)	(5,252)
Employee taxes paid for shares withheld	(7,947)	(5,572)	(2,375)
Net change in debt	56,590	(39,052)	95,642
Proceeds from issuing shares under employee plans	5,767	5,914	(147)

We anticipate that net cash provided by operating activities will be between $360.0 million and $370.0 million in 2018, compared to $338.4 million in 2017, driven by stronger earnings, lower income tax payments and lower medical costs, partially offset by higher interest payments. We anticipate that net cash provided by operating activities in 2018, along with availability under our revolving credit facility, will be utilized for dividend payments, capital expenditures of approximately $55.0 million and interest payments, as well as likely acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in order fulfillment and information technology infrastructure. As of June 30, 2018, $174.9 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we plan to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

As of June 30, 2018, our foreign subsidiaries held cash and cash equivalents of $47.4 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the United States at one time, we estimate we would incur a withholding tax liability of approximately $2.0 million.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including dividend payments, capital expenditures, interest payments, and periodic share repurchases, as well as likely acquisitions.

CAPITAL RESOURCES

Our total debt was $766.8 million as of June 30, 2018, an increase of $57.5 million from December 31, 2017. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,804	2.0%	$1,914	2.0%	$(110)
Floating interest rate	765,000	3.2%	707,386	3.0%	57,614
Total debt	766,804	3.2%	709,300	3.0%	57,504
Shareholders’ equity	1,075,136		1,015,013		60,123
Total capital	$1,841,940		$1,724,313		$117,627

During the first half of 2018, we repurchased a total of 0.6 million shares for $40.0 million. These share repurchases were completed under an authorization from our board of directors in May 2016 for the repurchase of up to $300.0 million of our common stock. This authorization has no expiration date, and $199.7 million remained available for purchase under this authorization as of June 30, 2018. Information regarding changes in shareholders' equity can be found in the consolidated statement of shareholders' equity appearing in Item 1 of this report.

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

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. We were in compliance with all debt covenants as of June 30, 2018, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of June 30, 2018, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$950,000
Amount drawn on revolving credit facility	(765,000)
Outstanding letters of credit(1)	(10,128)
Net available for borrowing as of June 30, 2018	$174,872

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION

Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Acquisitions – The impact of acquisitions on our consolidated balance sheet as of June 30, 2018 can be found under the caption “Note 6: Acquisitions” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are amortized, generally on the straight-line basis, as reductions of revenue over the related contract term. Changes in prepaid product discounts during the six months ended June 30, 2018 and 2017 can be found under the caption "Note 3: Supplemental balance sheet information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $13.3 million for the first half of 2018 and $10.9 million for the first half of 2017. We anticipate cash payments of approximately $27.0 million for the year ending December 31, 2018.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $12.9 million as of June 30, 2018 and $11.7 million as of December 31, 2017. Accruals for prepaid product discount payments included in other non-current liabilities in our consolidated balance sheets were $17.4 million as of June 30, 2018 and $21.7 million as of December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 12: Other commitments and contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first half of 2018 or during 2017.

A table of our contractual obligations was provided in the MD&A section of our 2017 Form 10-K. There were no significant changes in these obligations during the first half of 2018, with the exception of the execution of our new revolving credit facility. Previously, amounts outstanding under our credit facility were scheduled to mature in February 2019. Under the new agreement, amounts outstanding are scheduled to mature in March 2023. As of June 30, 2018, $765.0 million was outstanding under our credit facility.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of our 2017 Form 10-K. There were no changes in these policies during the first half of 2018, with the exception of revenue recognition.

As discussed under the caption “Note 2: New accounting pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, effective January 1, 2018, we implemented ASU No. 2014-09, Revenue from Contracts with Customers, and related amendments. Under the new guidance, our product revenue is recognized when control of the goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. In most cases, control is transferred when products are shipped. We recognize the vast majority of our service revenue as the services are provided. Many of our financial institution contracts require prepaid product discounts in the form of cash payments we make to our financial institution clients. These prepaid product discounts are included in other non-current assets in our consolidated balance sheets and are amortized as reductions of revenue, generally on the straight-line basis, over the contract term. Sales tax collected concurrent with revenue-producing activities is excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related costs incurred for shipping and handling are reflected in cost of products and are accrued when the related revenue is recognized. As part of our Financial Services rewards, incentive and loyalty programs, we receive payments from consumers or our clients for the products and services provided, including hotel stays, gift cards and merchandise such as apparel, electronics and clothing. This revenue is recorded net of the related fulfillment costs.

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

Information regarding other accounting pronouncements adopted during the first half of 2018 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2018, our total debt was comprised of the following:

(in thousands)	Carrying amount	Fair value(1)	Weighted-average interest rate
Amount drawn on revolving credit facility	$765,000	$765,000	3.2%
Capital lease obligations	1,804	1,804	2.0%
Total debt	$766,804	$766,804	3.2%

(1) The carrying amount reported in the consolidated balance sheets for amounts drawn under our revolving credit facility approximates fair value because our interest rates are variable and reflect current market rates. Capital lease obligations are presented at their carrying amount.

Amounts drawn on our revolving credit facility mature in March 2023. During the first quarter of 2018, we executed a new revolving credit facility. Further information regarding the credit facility can be found under the caption "Note 11: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Our capital lease obligations are due through November 2021.

Based on the daily average amount of outstanding variable rate debt in our portfolio, a one percentage point change in our weighted-average interest rates would have resulted in a $3.6 million change in interest expense for the first half of 2018.

We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily Canadian and Australian dollars. The effect of exchange rate changes is not expected to have a significant impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business. We have not entered into hedges against changes in foreign currency exchange rates.

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2018 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of our 2017 Form 10-K. There have been no significant changes to these risk factors since we filed our 2017 Form 10-K, except with regard to our credit facility. In March 2018, we executed a new credit facility that matures in March 2023. Our previous credit facility, which was terminated contemporaneously with our entry into the new credit facility, would have matured in February 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own equity securities, based on trade date, that were completed during the second quarter of 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2018 – April 30, 2018	—	$—	—	$219,730,907
May 1, 2018 – May 31, 2018	164,966	68.12	164,966	208,493,327
June 1, 2018 – June 30, 2018	130,058	67.37	130,058	199,730,908
Total	295,024	67.79	295,024	199,730,908

In May 2016, our board of directors approved an authorization for the repurchase of up to $300.0 million of our common stock. This authorization has no expiration date, and $199.7 million remained available for purchase under this authorization as of June 30, 2018.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the quarter ended June 30, 2018, we withheld 47,586 shares in conjunction with the vesting and exercise of equity-based awards.

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
*
10.2	Transition Agreement, dated April 25, 2018, between us and Lee J. Schram (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 26, 2018)	*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) Condensed Notes to Unaudited Consolidated Financial Statements
Filed herewith
___________________
* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: July 27, 2018	/s/ Lee Schram
Lee Schram Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2018	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)