Form 10-Q
period 2019-03-31
DELUXE CORP
filed 2019-05-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	March 31, 2019
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to ________________________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0216800 (I.R.S. Employer Identification No.)
3680 Victoria St. N., Shoreview, Minnesota (Address of principal executive offices)	55126-2966 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes   [X] No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	DLX	New York Stock Exchange

The number of shares outstanding of registrant’s common stock, par value $1.00 per share, as of April 23, 2019 was 43,638,328.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,529	$59,740
Trade accounts receivable, net of allowances for uncollectible accounts	156,840	173,862
Inventories and supplies	45,052	46,441
Funds held for customers	92,954	100,982
Revenue in excess of billings	33,911	30,458
Other current assets	40,862	38,563
Total current assets	431,148	450,046
Deferred income taxes	4,102	2,886
Long-term investments	44,422	43,773
Property, plant and equipment (net of accumulated depreciation of $371,323 and $367,205, respectively)	89,926	90,342
Operating lease assets	48,494	—
Intangibles (net of accumulated amortization of $563,511 and $535,627, respectively)	339,639	359,965
Goodwill	1,160,821	1,160,626
Assets held for sale	1,350	1,350
Other non-current assets	202,509	196,108
Total assets	$2,322,411	$2,305,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,781	$106,978
Accrued liabilities	264,668	284,281
Long-term debt due within one year	—	791
Total current liabilities	356,449	392,050
Long-term debt	946,000	911,073
Operating lease liabilities	36,087	—
Deferred income taxes	49,567	46,680
Other non-current liabilities	36,745	39,880
Commitments and contingencies (Notes 13 and 14)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2019 – 43,638; December 31, 2018 – 44,647)	43,638	44,647
Retained earnings	908,614	927,345
Accumulated other comprehensive loss	(54,689)	(56,579)
Total shareholders’ equity	897,563	915,413
Total liabilities and shareholders’ equity	$2,322,411	$2,305,096

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Product revenue	$350,519	$363,407
Service revenue	148,546	128,507
Total revenue	499,065	491,914
Cost of products	(131,263)	(133,371)
Cost of services	(68,360)	(55,387)
Total cost of revenue	(199,623)	(188,758)
Gross profit	299,442	303,156
Selling, general and administrative expense	(230,177)	(211,154)
Restructuring and integration expense	(5,492)	(2,145)
Asset impairment charges	—	(2,149)
Operating income	63,773	87,708
Interest expense	(9,301)	(5,579)
Other income	1,766	1,289
Income before income taxes	56,238	83,418
Income tax provision	(15,048)	(20,082)
Net income	$41,190	$63,336
Comprehensive income	$43,080	$61,565
Basic earnings per share	0.93	1.32
Diluted earnings per share	0.93	1.31

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	44,647	$44,647	$—	$927,345	$(56,579)	$915,413
Net income	—	—	—	41,190	—	41,190
Cash dividends ($0.30 per share)	—	—	—	(13,170)	—	(13,170)
Common shares issued	86	86	1,862	—	—	1,948
Common shares repurchased	(1,038)	(1,038)	(2,478)	(46,484)	—	(50,000)
Other common shares retired	(57)	(57)	(2,615)	—	—	(2,672)
Employee share-based compensation	—	—	3,231	—	—	3,231
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	(267)	—	(267)
Other comprehensive income	—	—	—	—	1,890	1,890
Balance, March 31, 2019	43,638	$43,638	$—	$908,614	$(54,689)	$897,563

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	47,953	$47,953	$—	$1,004,657	$(37,597)	$1,015,013
Net income	—	—	—	63,336	—	63,336
Cash dividends ($0.30 per share)	—	—	—	(14,417)	—	(14,417)
Common shares issued	249	249	7,457	—	—	7,706
Common shares repurchased	(278)	(278)	(4,373)	(15,345)	—	(19,996)
Other common shares retired	(83)	(83)	(6,046)	—	—	(6,129)
Employee share-based compensation	—	—	2,962	—	—	2,962
Adoption of Accounting Standards Update No. 2014-09	—	—	—	4,966	—	4,966
Adoption of Accounting Standards Update No. 2018-02	—	—	—	6,867	(6,867)	—
Other comprehensive loss	—	—	—	—	(1,771)	(1,771)
Balance, March 31, 2018	47,841	$47,841	$—	$1,050,064	$(46,235)	$1,051,670

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Quarter Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$41,190	$63,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,245	3,675
Amortization of intangibles	28,174	27,466
Amortization of operating lease assets	4,030	—
Asset impairment charges	—	2,149
Amortization of prepaid product discounts	5,757	5,408
Deferred income taxes	1,640	(233)
Employee share-based compensation expense	3,760	2,962
Loss (gain) on sales of businesses and customer lists	99	(7,228)
Other non-cash items, net	3,038	1,361
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	15,927	12,763
Inventories and supplies	1,322	(189)
Other current assets	(6,231)	(3,536)
Non-current assets	(1,557)	(2,444)
Accounts payable	(15,069)	(3,789)
Prepaid product discount payments	(9,189)	(5,364)
Other accrued and non-current liabilities	(31,737)	(15,549)
Net cash provided by operating activities	45,399	80,788
Cash flows from investing activities:
Purchases of capital assets	(14,619)	(14,034)
Payments for acquisitions, net of cash acquired	(444)	(52,369)
Purchases of customer funds marketable securities	(42)	(46)
Proceeds from customer funds marketable securities	42	46
Other	236	(450)
Net cash used by investing activities	(14,827)	(66,853)
Cash flows from financing activities:
Proceeds from issuing long-term debt	82,500	824,625
Payments on long-term debt	(46,500)	(792,200)
Net change in customer funds obligations	(9,908)	10,293
Proceeds from issuing shares under employee plans	1,548	5,169
Employee taxes paid for shares withheld	(2,672)	(4,557)
Payments for common shares repurchased	(50,000)	(19,996)
Cash dividends paid to shareholders	(13,118)	(14,393)
Other	(1,257)	(3,205)
Net cash (used) provided by financing activities	(39,407)	5,736
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	2,076	(2,011)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(6,759)	17,660
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	145,259	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$138,500	$146,479

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of March 31, 2019, the consolidated statements of comprehensive income for the quarters ended March 31, 2019 and 2018, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2019 and 2018, and the consolidated statements of cash flows for the quarters ended March 31, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Amounts within cash flows from operating activities on the consolidated statement of cash flows for the quarter ended March 31, 2018 have been modified to conform to the current year presentation. Loss (gain) on sales of businesses and customer lists is now presented separately. In the previous year, this amount was included within other non-cash items, net.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-18, Restricted Cash. This standard requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. This standard was effective for us on January 1, 2018 and was required to be applied retrospectively. During the quarter ended December 31, 2018, we identified a misstatement in our statement of cash flows presentation under this standard. We concluded that the cash and cash equivalents included in funds held for customers should be included with cash, cash equivalents, restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows, in accordance with ASU No. 2016-18. Additionally, we determined that gross redemptions and purchases of marketable debt securities included in funds held for customers should be presented as cash flows from investing activities in the statements of cash flows. This misstatement affected our consolidated statements of cash flows as presented in our 2018 Quarterly Reports on Form 10-Q.

We assessed the materiality of this misstatement on prior periods' financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the misstatement was not material to any prior interim period and therefore, amendments of previously filed reports are not required. In accordance with ASC 250, we have corrected the misstatement for all prior periods presented by revising the consolidated financial statements appearing herein. Periods not presented herein will be revised, as applicable, in future filings. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash provided by operating activities.

The impact of the revisions on our consolidated statement of cash flows for the quarter ended March 31, 2018 was as follows:

(in thousands)	Previously reported	Adjustment	Revised
Purchases of customer funds marketable securities	$—	$(46)	$(46)
Proceeds from customer funds marketable securities	—	46	46
Net cash used by investing activities	(66,853)	—	(66,853)
Net change in customer funds obligations	—	10,293	10,293
Net cash (used) provided by financing activities	(4,557)	10,293	5,736
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(890)	(1,121)	(2,011)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	8,488	9,172	17,660
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	59,240	69,579	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$67,728	$78,751	$146,479

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2: New accounting pronouncements

ASU No. 2016-02 – In February 2016, the FASB issued ASU No. 2016-02, Leasing. This standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease right-of-use assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements. In July 2018, the FASB issued two amendments to ASU No. 2016-02: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends narrow aspects of the guidance in ASU No. 2016-02, and ASU No. 2018-11, Targeted Improvements, which provides an optional transition method under which comparative periods presented in financial statements in the period of adoption would not be restated. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements. This standard addresses areas identified as companies prepared to implement ASU No. 2016-02. We adopted all of these standards on January 1, 2019, using a modified retrospective approach and the optional transition method under ASU No. 2018-11. As such, prior periods have not been restated to reflect the new guidance.

We elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as either operating or capital leases, and we did not have to reassess previously recorded initial direct costs. Additionally, we made the following policy elections:

•	We excluded leases with original terms of 12 months or less from lease assets and lease liabilities;

•	We separated nonlease components, such as common area maintenance charges and utilities, from the associated lease component for real estate leases, based on their estimated fair values; and

•	We used the accounting lease term when determining the incremental borrowing rate for leases with renewal options.

Adoption of the standards had a material impact on our consolidated balance sheet, but did not have a significant impact on our consolidated statement of income or our consolidated statement of cash flows. The most significant impact was the recognition of operating lease assets of $50,803, current operating lease liabilities of $13,611 and non-current operating lease liabilities of $37,440 as of January 1, 2019. Our accounting for finance leases remained substantially unchanged.

We determine if an arrangement is a lease at inception by considering whether a contract explicitly or implicitly identifies assets deployed in the arrangement and whether we have obtained substantially all of the economic benefits from the use of the underlying assets and direct how and for what purpose the assets are used during the term of the contract. Operating leases are included in operating lease assets, accrued liabilities and operating lease liabilities in our consolidated balance sheet. Finance leases are included in property, plant and equipment, accrued liabilities and other non-current liabilities in our consolidated balance sheet.

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our lease agreements typically do not provide an implicit rate, we use our incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. Certain of our lease agreements include options to extend or terminate the lease. The lease term takes into account these options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is included in total cost of revenue and in selling, general and administrative (SG&A) expense on the consolidated statement of comprehensive income, and interest on finance leases is included in interest expense on the consolidated statement of comprehensive income. Operating lease expense is recognized on the straight-line basis over the lease term. Information regarding our leases can be found in Note 13.

ASU No. 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of ASU No. 2016-13. These standards are effective for us on January 1, 2020 and require adoption using a modified retrospective approach. We do not expect the application of these standards to have a significant impact on our results of operations or financial position.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

ASU No. 2018-15 – In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. The guidance is effective for us on January 1, 2020 and may be adopted retrospectively or prospectively to eligible costs incurred on or after the date the guidance is first applied. This new guidance will impact our results of operations and financial position as we currently expense these implementation costs as incurred. As we have not historically tracked these costs separately, we are not able to quantify the expected impact on our consolidated financial statements. We plan to adopt the standard prospectively.

Note 3: Supplemental balance sheet and cash flow information

Allowance for uncollectible accounts – Changes in the allowance for uncollectible accounts for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018
Balance, beginning of year	$3,639	$2,884
Bad debt expense	1,248	875
Write-offs, net of recoveries	(423)	(905)
Balance, end of period	$4,464	$2,854

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$7,818	$7,543
Semi-finished goods	7,496	7,273
Finished goods	25,767	27,608
Supplies	3,971	4,017
Inventories and supplies	$45,052	$46,441

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	March 31, 2019
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$16,000	$—	$—	$16,000
Canadian and provincial government securities	8,711	—	(219)	8,492
Canadian guaranteed investment certificates	7,491	—	—	7,491
Available-for-sale debt securities	$32,202	$—	$(219)	$31,983

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2019, also included cash of $60,971.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	December 31, 2018
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$16,000	$—	$—	$16,000
Canadian and provincial government securities	8,485	—	(355)	8,130
Canadian guaranteed investment certificates	7,333	—	—	7,333
Available-for-sale debt securities	$31,818	$—	$(355)	$31,463

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2018, also included cash of $69,519.

Expected maturities of available-for-sale debt securities as of March 31, 2019 were as follows:

(in thousands)	Fair value
Due in one year or less	$25,614
Due in two to five years	4,102
Due in six to ten years	2,267
Available-for-sale debt securities	$31,983

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Conditional right to receive consideration	$20,364	$19,705
Unconditional right to receive consideration	13,547	10,753
Revenue in excess of billings	$33,911	$30,458

Assets held for sale – During the quarter ended March 31, 2018, we sold the assets of 2 small business distributors. We determined that these businesses would be better positioned for long-term growth if they were managed by independent distributors. Subsequent to the sales, the businesses are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue was not impacted by these sales and the impact to our costs was not significant. These sales resulted in aggregate net gains within SG&A expense of $7,228 for the quarter ended March 31, 2018.

Assets held for sale as of March 31, 2019 and December 31, 2018 consisted of 1 small business customer list with a carrying value of $1,350. We are actively marketing this asset, and we expect the selling price will equal or exceed its current carrying value.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$397,667	$(318,273)	$79,394	$388,477	$(308,313)	$80,164
Customer lists/relationships	377,877	(184,144)	193,733	379,570	(170,973)	208,597
Trade names	50,706	(27,923)	22,783	50,645	(26,204)	24,441
Technology-based intangibles	39,300	(15,984)	23,316	39,300	(14,007)	25,293
Software to be sold	36,900	(16,487)	20,413	36,900	(15,430)	21,470
Other	700	(700)	—	700	(700)	—
Intangibles	$903,150	$(563,511)	$339,639	$895,592	$(535,627)	$359,965

During the quarter ended March 31, 2019, we purchased internal-use software of $9,018, with a weighted-average amortization period of 3 years. Amortization of intangibles was $28,174 for the quarter ended March 31, 2019 and $27,466 for the quarter ended March 31, 2018. Based on the intangibles in service as of March 31, 2019, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2019	$64,770
2020	73,171
2021	56,320
2022	40,094
2023	29,628

Goodwill – Changes in goodwill during the quarter ended March 31, 2019 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2018:
Goodwill, gross	$765,266	$373,421	$148,506	$1,287,193
Accumulated impairment charges	(126,567)	—	—	(126,567)
Goodwill, net of accumulated impairment charges	638,699	373,421	148,506	1,160,626
Currency translation adjustment	195	—	—	195
Balance, March 31, 2019:
Goodwill, gross	765,461	373,421	148,506	1,287,388
Accumulated impairment charges	(126,567)	—	—	(126,567)
Goodwill, net of accumulated impairment charges	$638,894	$373,421	$148,506	$1,160,821

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Loans and notes receivable from Safeguard distributors	$79,191	$78,693
Prepaid product discounts	58,237	54,642
Postretirement benefit plan asset	43,165	41,259
Deferred sales commissions(1)	7,454	6,482
Deferred advertising costs	5,009	5,746
Other	9,453	9,286
Other non-current assets	$202,509	$196,108

(1) Amortization of deferred sales commissions was $697 for the quarter ended March 31, 2019 and $694 for the quarter ended March 31, 2018.

Changes in prepaid product discounts during the quarters ended March 31, 2019 and 2018 were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018
Balance, beginning of year	$54,642	$63,895
Additions(1)	9,553	7,492
Amortization	(5,757)	(5,408)
Other	(201)	(25)
Balance, end of period	$58,237	$65,954

(1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $9,189 for the quarter ended March 31, 2019 and $5,364 for the quarter ended March 31, 2018.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Funds held for customers	$91,552	$99,818
Deferred revenue(1)	49,428	54,313
Employee profit sharing/cash bonus	14,442	31,286
Operating lease liabilities	13,008	—
Prepaid product discounts due within one year	12,244	10,926
Customer rebates	8,725	9,555
Restructuring and integration (Note 8)	3,687	3,320
Other	71,582	75,063
Accrued liabilities	$264,668	$284,281

(1) $23,225 of the December 31, 2018 amount was recognized as revenue during the quarter ended March 31, 2019.

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Prepaid product discounts	$11,358	$12,513
Other	25,387	27,367
Other non-current liabilities	$36,745	$39,880

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$61,529	$67,728
Restricted cash and restricted cash equivalents included in funds held for customers	76,971	78,751
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$138,500	$146,479

Note 4: Earnings per share

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2019	2018
Earnings per share – basic:
Net income	$41,190	$63,336
Income allocated to participating securities	(110)	(286)
Income available to common shareholders	$41,080	$63,050
Weighted-average shares outstanding	43,965	47,755
Earnings per share – basic	$0.93	$1.32

Earnings per share – diluted:
Net income	$41,190	$63,336
Income allocated to participating securities	(65)	(285)
Re-measurement of share-based awards classified as liabilities	—	(85)
Income available to common shareholders	$41,125	$62,966
Weighted-average shares outstanding	43,965	47,755
Dilutive impact of potential common shares	100	262
Weighted-average shares and potential common shares outstanding	44,065	48,017
Earnings per share – diluted	$0.93	$1.31
Antidilutive options excluded from calculation	1,097	521

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2019	2018
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	Other income
Net actuarial loss	(806)	(721)	Other income
Total amortization	(451)	(366)	Other income
Tax benefit	70	356	Income tax provision
Total reclassifications, net of tax	$(381)	$(10)	Net income

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2019 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on marketable debt securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2018	$(36,529)	$(323)	$(19,727)	$(56,579)
Other comprehensive income before reclassifications	—	107	1,402	1,509
Amounts reclassified from accumulated other comprehensive loss	381	—	—	381
Net current-period other comprehensive income	381	107	1,402	1,890
Balance, March 31, 2019	$(36,148)	$(216)	$(18,325)	$(54,689)

(1) Other comprehensive income before reclassifications is net of income tax expense of $37.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the quarters ended March 31, 2019 and 2018.
We did not complete any acquisitions during the quarter ended March 31, 2019. Payments for acquisitions, net of cash acquired, for the quarter ended March 31, 2019 were $444 and related to holdback payments for prior year acquisitions. During the quarter ended March 31, 2018, we acquired all of the equity of Logomix Inc., a self-service marketing and branding platform that helps small businesses create logos and custom marketing products. We also acquired the operations of 2 small business distributors. Payments for acquisitions, net of cash acquired, for the quarter ended March 31, 2018, included payments of $51,815 for these acquisitions and $554 for holdback payments for prior year acquisitions. Further information regarding our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
As of March 31, 2019, purchase accounting for the 2018 acquisitions of Velocity Servers, Inc., REMITCO LLC and My Corporation Business Services, Inc. was not finalized. We expect to finalize purchase accounting for Velocity Servers, Inc. and REMITCO LLC by mid-2019 when our valuation of the acquired intangible assets of Velocity Servers, Inc. is complete and the purchase price for REMITCO LLC is finalized. We expect to finalize purchase accounting for My Corporation Business Services, Inc. by the end of 2019, when our valuation of the acquired intangible assets and various other assets and liabilities is complete. No significant measurement-period adjustments related to these acquisitions were recorded during the quarter ended March 31, 2019.

Note 7: Fair value measurements

Non-recurring asset impairment analysis – During the quarter ended March 31, 2018, we recorded a pre-tax asset impairment charge of $2,149 related to a Small Business Services customer list intangible asset. Based on changes in the customer base of an acquired small business distributor, we determined that the customer list asset was fully impaired (level 3 fair value measurement) as of March 31, 2018.

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue in the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2019 and 2018.

The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue or operating income, as appropriate, and the related probabilities of achieving the forecasted results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense in the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense in the consolidated statements of comprehensive income.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Changes in accrued contingent consideration during the quarter ended March 31, 2019 were as follows:

(in thousands)	Quarter Ended March 31, 2019
Balance, December 31, 2018	$2,396
Change in fair value	128
Payments	(1,284)
Balance, March 31, 2019	$1,240

Information regarding the fair values of our financial instruments was as follows:

			Fair value measurements using
	March 31, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(1,240)	$(1,240)	$—	$—	$(1,240)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	16,000	16,000	16,000	—	—
Available-for-sale debt securities (funds held for customers)	15,983	15,983	—	15,983	—
Amortized cost:
Cash	61,529	61,529	61,529	—	—
Cash (funds held for customers)	60,971	60,971	60,971	—	—
Loans and notes receivable from Safeguard distributors	82,382	64,382	—	—	64,382
Long-term debt	946,000	946,000	—	946,000	—

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

Note 8: Restructuring and integration expense

Restructuring and integration expense for each period consisted of the following components:

	Quarter Ended March 31,
(in thousands, except number of employees)	2019	2018
Severance accruals	$2,233	$844
Severance reversals	(169)	(135)
Net accruals	2,064	709
Other costs	4,219	1,613
Restructuring and integration expense	$6,283	$2,322
Number of employees included in severance accruals	50	25

Restructuring and integration expense is reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018
Total cost of revenue	$791	$177
Operating expenses	5,492	2,145
Restructuring and integration expense	$6,283	$2,322

During the quarters ended March 31, 2019 and 2018, the net accruals included severance charges related to employee reductions across functional areas as we continued to reduce costs, primarily within our sales, marketing and fulfillment functions, as well as employee reductions related to our integration initiatives. These charges were reduced by the reversal of accruals recorded in previous periods when fewer employees received severance benefits than originally estimated. Other

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

restructuring and integration costs, which were expensed as incurred, included items such as information technology costs, labor costs, employee and equipment moves, training and travel. During 2019, these costs related primarily to the integration of acquired businesses and the consolidation of information technology systems.

Restructuring and integration accruals of $3,687 as of March 31, 2019 are reflected in the consolidated balance sheet as accrued liabilities. Accruals of $3,461 as of December 31, 2018 are reflected in the consolidated balance sheet as accrued liabilities of $3,320 and other non-current liabilities of $141. The majority of the employee reductions are expected to be completed by mid-2019, and we expect most of the related severance payments to be paid by the end of 2019, utilizing cash from operations. As of March 31, 2019, approximately 35 employees had not yet started to receive severance benefits.

Restructuring and integration accruals, summarized by year, were as follows:

(in thousands)	2019 initiatives	2018 initiatives	2017 initiatives	Total
Balance, December 31, 2018	$—	$3,448	$13	$3,461
Charges	2,227	6	—	2,233
Reversals	—	(156)	(13)	(169)
Payments	(122)	(1,434)	—	(1,556)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, March 31, 2019	$2,105	$1,582	$—	$3,687
Cumulative amounts:
Charges	$2,227	$8,142	$7,355	$17,724
Reversals	—	(1,568)	(726)	(2,294)
Payments	(122)	(4,710)	(6,629)	(11,461)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, March 31, 2019	$2,105	$1,582	$—	$3,687

(1) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), our operating lease obligations accrual was reversed and the related operating lease asset was analyzed for impairment in accordance with the new guidance.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of our restructuring and integration accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2018	$1,326	$1,397	$—	$456	$282	$—	$3,461
Charges	187	1,269	50	727	—	—	2,233
Reversals	(16)	(70)	—	(83)	—	—	(169)
Payments	(704)	(726)	—	(126)	—	—	(1,556)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, March 31, 2019	$793	$1,870	$50	$974	$—	$—	$3,687
Cumulative amounts:(3)
Charges	$4,726	$7,435	$193	$4,750	$329	$291	$17,724
Reversals	(620)	(1,277)	(5)	(321)	—	(71)	(2,294)
Payments	(3,313)	(4,288)	(138)	(3,455)	(47)	(220)	(11,461)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, March 31, 2019	$793	$1,870	$50	$974	$—	$—	$3,687

(1) As discussed in Note 16, corporate costs are allocated to our business segments. As such, the net corporate charges are reflected in the business segment operating income presented in Note 16 in accordance with our allocation methodology.

(2) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), our operating lease obligations accrual was reversed and the related operating lease asset was analyzed for impairment in accordance with the new guidance.

(3) Includes accruals related to our cost reduction initiatives for 2017 through 2019.

Note 9: Chief Executive Officer transition costs

In April 2018, we announced the retirement of Lee Schram, our former Chief Executive Officer (CEO). Mr. Schram remained employed under the terms of a transition agreement through March 1, 2019. Under the terms of this agreement, we provided certain benefits to Mr. Schram, including a transition bonus in the amount of $2,000 that was paid in March 2019, accelerated vesting of certain restricted stock unit awards, and continued vesting and settlement of a pro-rata portion of outstanding performance share awards to the extent such awards were earned based on the attainment of performance goals. The modifications to Mr. Schram's share-based payment awards resulted in expense of $2,088, which was largely recognized in 2018.

In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. The retention bonus will be paid to an employee if his or her employment is terminated without cause before the end of the retention period. In addition to the retention expense, we incurred certain other costs related to the CEO transition process during the quarter ended March 31, 2019, including consulting fees related to the evaluation of our strategic plan. CEO transition costs of $5,488 are included in SG&A expense in the consolidated statement of comprehensive income for the quarter ended March 31, 2019. Accruals for CEO transition costs of $3,939 as of March 31, 2019 were included in accrued liabilities on the consolidated balance sheet. Accruals for CEO transition costs as of December 31, 2018 were $1,972 within accrued liabilities and $1,808 within other non-current liabilities.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10: Income tax provision

The effective tax rate on pre-tax income reconciles to the United States federal statutory rate of 21% as follows:

	Quarter Ended March 31, 2019	Year Ended December 31, 2018
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charge	—	7.1%
State income tax, net of federal income tax benefit	3.4%	3.0%
Net tax impact of share-based compensation	1.6%	(0.8%)
Impact of Tax Cuts and Jobs Act	—	(0.8%)
Other	0.8%	0.1%
Effective tax rate	26.8%	29.6%

Note 11: Postretirement benefits

We have historically provided certain health care benefits for a large number of retired United States employees. In addition to our retiree health care plan, we also have a supplemental executive retirement plan in the United States. Further information regarding our postretirement benefit plans can be found under the caption “Note 14: Postretirement benefits” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2019	2018
Interest cost	$682	$656
Expected return on plan assets	(1,740)	(1,934)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	806	721
Net periodic benefit income	$(607)	$(912)

Note 12: Debt

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Amount drawn on revolving credit facility	$946,000	$910,000
Capital lease obligations(1)	—	1,864
Long-term debt, principal amount	946,000	911,864
Less current portion of long-term debt	—	(791)
Long-term debt	946,000	911,073
Current portion of capital lease obligations(1)	—	791
Long-term debt due within one year	—	791
Total debt	$946,000	$911,864

(1) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), we reclassified our capital lease obligations, now known as finance lease obligations, to accrued liabilities and other non-current liabilities on the consolidated balance sheet.

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

As of December 31, 2018, we had a revolving credit facility in the amount of $950,000. In January 2019, we increased the credit facility by $200,000, bringing the total availability to $1,150,000, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 3.78% as of March 31, 2019 and 3.79% as of December 31, 2018.

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

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2019	Year Ended December 31, 2018
Revolving credit facility:
Daily average amount outstanding	$936,583	$731,110
Weighted-average interest rate	3.76%	3.24%
Term loan facility:(1)
Daily average amount outstanding	$—	$63,638
Weighted-average interest rate	—	2.97%

(1) During 2018, we had borrowings outstanding under a variable rate term loan facility. These amounts were repaid in March 2018.

As of March 31, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(946,000)
Outstanding letters of credit(1)	(5,868)
Net available for borrowing as of March 31, 2019	$198,132

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Note 13:  Leases

We have entered into operating leases for the majority of our facilities. These real estate leases have remaining terms of up to 10.5 years, with a weighted-average remaining term of 5.6 years as of March 31, 2019. We utilize leases for these facilities to limit our exposure to risks related to ownership, such as fluctuations in real estate prices, and to maintain flexibility in our real estate utilization. We have also entered into operating leases for certain equipment, primarily production printers and data center equipment. Certain of our leases include options to extend the lease term. The impact of renewal periods was not significant to the amounts recorded for operating lease assets and liabilities.

We have entered into finance leases for certain information technology hardware. The net book value of the related lease assets was $1,530 as of March 31, 2019 and the related lease liabilities were $1,942. The lease obligations are due

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

through December 2022 and do not have a significant impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows.

Information regarding our operating leases was as follows:

(in thousands)	Quarter Ended March 31, 2019
Lease expense	$4,465
Operating cash outflows	4,119
Lease assets obtained during the period in exchange for lease obligations	1,738

March 31, 2019
Operating lease assets	$48,494

Accrued liabilities	13,008
Operating lease liabilities	36,087
Total operating lease liabilities	$49,095
Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	3.6%

Maturities of operating lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$11,030
2020	13,275
2021	9,438
2022	6,208
2023	3,628
Thereafter	11,328
Total lease payments	54,907
Less imputed interest	(5,812)
Present value of lease payments	$49,095

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accruals for environmental matters were $2,607 as of March 31, 2019 and $2,755 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors, such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was not significant for the quarters ended March 31, 2019 and 2018.

We maintain an insurance policy that covers up to $10,000 of third-party pollution claims through 2032 at certain owned, leased and divested sites. We also maintain a policy that covers up to $15,000 of third-party pollution claims through April 2022 at certain other sites. These policies cover liability for claims of bodily injury or property damage arising from pollution events at the covered facilities, as well as remediation coverage should we be required by a governing authority to perform remediation activities at the covered sites. No accruals have been recorded in our consolidated financial statements for any of the events contemplated in these insurance policies. We do not anticipate significant net cash outlays for environmental matters during 2019.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,312 as of March 31, 2019 and $6,627 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2019 or December 31, 2018.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters, as well as related charges recorded in each period, were not material to our financial position, results of operations or liquidity during the quarters ended March 31, 2019 and 2018, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity, upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Note 15: Shareholders’ equity

In May 2016, our board of directors authorized the repurchase of up to $300,000 of our common stock, and in October 2018, the board increased our share repurchase authorization to $500,000, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date. During the quarter ended March 31, 2019, we repurchased 1.0 million shares for $50,000. As of March 31, 2019, $370,000 remained available for repurchase under the current authorization.

Note 16: Business segment information

We currently operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and others; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through enterprise accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force that executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

services companies. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All 3 segments operate primarily in the United States. Small Business Services also has operations in Canada, Australia and portions of Europe, and Financial Services has operations in Canada.

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

•
Fraud, security, risk management and operational services – These service offerings include fraud protection and security services, electronic checks and deposits ("ePayments") and digital engagement solutions, including loyalty and rewards programs and finacial management tools.

Checks – We remain one of the largest providers of personal and business checks in the United States.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2019
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$66,621	$—	$—	$66,621
Treasury management solutions	—	45,471	—	45,471
Web services	43,604	—	—	43,604
Data-driven marketing solutions	—	36,784	—	36,784
Fraud, security, risk management and operational services	6,111	12,285	3,524	21,920
Total MOS	116,336	94,540	3,524	214,400
Checks	118,423	56,186	26,542	201,151
Forms, accessories and other products	78,299	3,634	1,581	83,514
Total revenue	$313,058	$154,360	$31,647	$499,065

	Quarter Ended March 31, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$66,762	$—	$—	$66,762
Treasury management solutions	—	29,200	—	29,200
Web services	37,376	—	—	37,376
Data-driven marketing solutions	—	37,140	—	37,140
Fraud, security, risk management and operational services	6,516	12,307	3,857	22,680
Total MOS	110,654	78,647	3,857	193,158
Checks	122,932	58,051	29,355	210,338
Forms, accessories and other products	82,727	3,943	1,748	88,418
Total revenue	$316,313	$140,641	$34,960	$491,914

Product revenue is recognized at a point in time. Total MOS revenue included product revenue of $65,854 and service revenue of $148,546 for the quarter ended March 31, 2019 and product revenue of $64,651 and service revenue of $128,507 for the quarter ended March 31, 2018. The majority of our service revenue is recognized over time as services are provided.

The following tables present our revenue disaggregated by geography, based on where items are shipped or services are performed.

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended March 31, 2019:
United States	$288,208	$150,050	$31,647	$469,905
Foreign, primarily Canada and Australia	24,850	4,310	—	29,160
Total revenue	$313,058	$154,360	$31,647	$499,065

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended March 31, 2018:
United States	$289,598	$135,166	$34,960	$459,724
Foreign, primarily Canada and Australia	26,715	5,475	—	32,190
Total revenue	$316,313	$140,641	$34,960	$491,914

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2018 Form 10-K. We allocate corporate costs for our shared services functions to our business segments, including costs of our executive management, human resources, supply chain, real estate, finance, information technology and legal functions. Where costs incurred are directly attributable to a business segment, those costs are charged directly to that segment. Those costs not directly attributable to a business segment, primarily certain human resources costs, are allocated to the segments based on the number of employees in each segment. Corporate assets are not allocated to the segments and consisted primarily of long-term investments and assets related to our corporate shared services functions of manufacturing, information technology and real estate, including property, plant and equipment; internal-use software; operating lease assets; and inventories and supplies.

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating income and other financial information shown.

The following is our segment information as of and for the quarters ended March 31, 2019 and 2018:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2019	$313,058	$154,360	$31,647	$—	$499,065
	2018	316,313	140,641	34,960	—	491,914
Operating income:	2019	44,682	10,251	8,840	—	63,773
	2018	58,900	17,973	10,835	—	87,708
Depreciation and amortization expense:	2019	16,612	15,043	764	—	32,419
	2018	15,439	14,893	809	—	31,141
Asset impairment charges:	2019	—	—	—	—	—
	2018	2,149	—	—	—	2,149
Total assets:	2019	1,075,950	740,936	157,011	348,514	2,322,411
	2018	1,141,551	672,718	158,683	300,864	2,273,816
Capital asset purchases:	2019	—	—	—	14,619	14,619
	2018	—	—	—	14,034	14,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year;

•	Consolidated Results of Operations, Restructuring and Integration Expense, CEO Transition Costs and Segment Results that include a more detailed discussion of our revenue and expenses;

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position;

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments; and

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We make the following cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, we discuss adjusted diluted earnings per share (EPS), which is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future period operating performance. For this reason, our internal management reporting also includes adjusted diluted EPS, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our measure of adjusted diluted EPS may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The detailed reconciliation of GAAP diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Our unaudited consolidated statement of cash flows for the quarter ended March 31, 2018 has been revised to correct a misstatement associated with the presentation of restricted cash and restricted cash equivalents included in funds held for customers on our consolidated balance sheet. Further information regarding this misstatement can be found under the caption "Note 1: Consolidated financial statements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

EXECUTIVE OVERVIEW

We currently operate 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Further information regarding our segments and our product and service offerings can be found under the caption "Note 16: Business segment information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Earnings for the first quarter of 2019 were negatively impacted by continued volume reductions in personal and business checks and forms, due primarily to the secular decline in check and forms usage and 1 fewer business day in 2019, as well as Chief Executive Officer (CEO) transition costs of $5.5 million in 2019, a $4.7 million increase in medical costs, an increase of $4.0 million in restructuring and integration expense, higher interest expense and continued check pricing allowances within Financial Services. In addition, we recognized gains from sales of businesses and customer lists within Small Business Services of $7.2 million in the first quarter of 2018. These decreases in earnings were partially offset by an $11.0 million benefit from continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, and the benefit of Small Business Services price increases.

"New Deluxe" Strategy

Throughout the past several years, as the use of checks and forms has continued to decline, we have focused on opportunities to increase revenue and operating income and to diversify our revenue streams and customer base. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending the reach of our sales channels, and reducing costs. In addition, we invested in various acquisitions that extend the range of products and services we offer to our customers, primarily marketing solutions and other services

(MOS) offerings. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

We plan to move beyond diversification as we transform into a trusted, technology-enabled solutions provider. This will require us to fundamentally change our go-to-market strategy, operating model and organizational design. We expect that fully integrating past acquisitions and consolidating and standardizing our technology platforms will enable us to operate as one Deluxe, selling all of our products and services to any customer. In each of the next 2 years, we plan to invest between $30.0 million and $60.0 million to build out our technology platforms, including sales technology that will enable a single view of our customer, providing for deeper cross-sell opportunities. We also plan to invest in our human capital management and financial management systems to enable integration of duplicative and aging collaboration tools and platforms. Strategically, we believe these enhancements will make it easier for us to quickly integrate any future acquisitions. These investments will consist of capital and expense items, which we plan to fund from structural cost savings and free cash flow. However, timing differences will impact our ability to fully self-fund through efficiency savings alone. These investments are not included in our outlook information for 2019.

As we move forward, we intend to focus on growth businesses with recurring revenue streams, scalable business models, attractive cost structures, data-rich business models and strong price-to-earnings ratios. Instead of relying solely upon acquisitions to deliver growth, we will first focus on accelerating revenue growth organically and then supplement growth with selective, strategic acquisitions. While we will continue to sell to enterprise, small business and financial services customers, our business will not be organized by customer type in the future. Instead, we intend to focus our efforts on 4 primary business areas: Payments, Cloud, Promotional Products and Checks. We expect to reinvest free cash flow into the two primary growth areas: Payments and Cloud. Our intent is to re-segment and have the capability to report our operating results under the new structure, both internally and externally, in 2019. However, this process may not be complete until early 2020. During the transition period, we plan to implement our strategy while delivering on our annual plan and consistently paying a dividend to shareholders.

Outlook for 2019

We anticipate that consolidated revenue will be between $2.00 billion and $2.05 billion for 2019, compared to $2.00 billion for 2018. We expect that continued secular declines in personal and business checks and forms and continued pricing allowances in Financial Services will be more than offset by incremental revenue from acquisitions we completed in 2018, modest growth in treasury management and data-driven marketing revenue. We do not plan to complete any acquisitions during the first half of 2019, as we intend to focus on integrating our previous acquisitions and ensuring that any acquisitions are in line with our strategy. Going forward, we believe acquisitions are an important element of our growth, and we expect acquisitions will augment our strategy when appropriate.

We expect that 2019 diluted EPS will be between $4.33 and $4.63, compared to $3.16 for 2018, and we expect that 2019 adjusted diluted EPS will be between $6.65 and $6.95, compared to $6.88 for 2018. We estimate that our annual effective tax rate for 2019 will be approximately 25.0%, compared to our 2018 rate of 29.6%, which included 7.1 points related to a goodwill impairment charge.

We anticipate that net cash provided by operating activities will be between $325.0 million and $340.0 million in 2019, compared to $339.3 million in 2018, driven primarily by the first quarter payment of $12.5 million of certain legal-related expenses accrued in the prior year, the continuing decline in checks and forms and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures of approximately $75.0 million, dividend payments, required interest payments, and periodic share repurchases, as well as possible acquisitions in the second half of 2019. As of March 31, 2019, $198.1 million was available for borrowing under our revolving credit facility. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, both organically and through acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands, except per order amounts)	2019	2018	Change
Total revenue	$499,065	$491,914	1.5%
Orders(1)	11,724	12,008	(2.4%)
Revenue per order	$42.57	$40.97	3.9%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the first quarter of 2019, as compared to the first quarter of 2018, was driven primarily by incremental revenue from acquired businesses of $28.6 million, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These increases in revenue were partially offset by the continuing decline in order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services, including a decrease of approximately $5.0 million due to 1 fewer business day in the first quarter of 2019. In addition, treasury management revenue, excluding incremental revenue from acquired businesses, declined approximately $3.0 million, and revenue was negatively impacted by continued check pricing allowances within Financial Services.

Service revenue represented 29.8% of total revenue for the first quarter of 2019 and 26.1% for the first quarter of 2018. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended March 31,
	2019	2018
Marketing solutions and other services:
Small business marketing solutions	13.3%	13.6%
Treasury management solutions	9.1%	5.9%
Web services	8.8%	7.6%
Data-driven marketing solutions	7.4%	7.6%
Fraud, security, risk management and operational services	4.4%	4.6%
Total MOS	43.0%	39.3%
Checks	40.3%	42.7%
Forms, accessories and other products	16.7%	18.0%
Total revenue	100.0%	100.0%

The number of orders decreased for the first quarter of 2019, as compared to the first quarter of 2018, due to the continuing secular decline in check and forms usage and the impact of 1 fewer business day in 2019, partially offset by growth in MOS, including the impact of MOS-related acquisitions. Revenue per order increased for the first quarter 2019, as compared to the first quarter of 2018, primarily due to the benefit of Small Business Services price increases and favorable product and service mix, partially offset by the impact of continued check pricing allowances in Financial Services.

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Total cost of revenue	$199,623	$188,758	5.8%
Total cost of revenue as a percentage of total revenue	40.0%	38.4%	1.6	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2019, as compared to the first quarter of 2018, was primarily attributable to incremental costs of acquired businesses of $14.3 million, as well as increased delivery rates and higher material and medical costs in 2019. Partially offsetting these increases in total cost of revenue was the impact of lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives resulted in a reduction in total cost of revenue of approximately $2.0 million for the first quarter of 2019. Total cost of revenue as a percentage of total revenue increased as compared to 2018, in large part due to the increase in service revenues, including the impact of acquisitions, partially offset by Small Business Services price increases.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
SG&A expense	$230,177	$211,154	9.0%
SG&A expense as a percentage of total revenue	46.1%	42.9%	3.2	pts.

The increase in SG&A expense for the first quarter of 2019, as compared to the first quarter of 2018, was driven by incremental costs of acquired businesses of $11.9 million, including acquisition amortization, CEO transition costs of $5.5 million, a higher average Small Business Services commission rate and a $3.0 million increase in medical costs. Also, during the first quarter of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $7.2 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in SG&A expense were partially offset by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations, and lower amortization expense related to acquisitions prior to 2018.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Restructuring and integration expense	$5,492	$2,145	$3,347

We recorded expense related to our cost reduction initiatives and our initiatives related to the integration of acquired businesses and the consolidation of information technology systems. The increase in expense for the first quarter of 2019, as compared to the first quarter of 2018, was driven primarily by our increased integration and consolidation activities. The expense for each period primarily included information technology costs, employee severance benefits, labor costs, employee and equipment moves, training and travel. Further information can be found under Restructuring and Integration Expense.

Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Asset impairment charges	$—	$2,149	$(2,149)

During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2.1 million related to a Small Business Services customer list intangible asset. Based on changes in the customer base of an acquired small business distributor, we determined that the customer list asset was fully impaired as of March 31, 2018.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Interest expense	$9,301	$5,579	66.7%
Weighted-average debt outstanding	936,583	711,686	31.6%
Weighted-average interest rate	3.8%	3.0%	0.8	pts.

The increase in interest expense for the first quarter of 2019, as compared to the first quarter of 2018, was primarily driven by our higher weighted-average interest rate during 2019, as well as the higher weighted-average debt level arising, in part, from our share repurchase activity and acquisitions completed during 2018.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Income tax provision	$15,048	$20,082	(25.1%)
Effective income tax rate	26.8%	24.1%	2.7	pts.

The increase in the effective income tax rate for the first quarter of 2019, as compared to the first quarter of 2018, was due to a $1.5 million unfavorable impact from share-based compensation, an increase in nondeductible officer compensation resulting from CEO transition costs, and the impact of foreign income taxes. These increases in the effective income tax rate were partially offset by a decrease in the global intangible low-taxed income (GILTI) liability on foreign earnings recorded during the first quarter of 2019. We expect that our annual effective tax rate for 2019 will be approximately 25.0%.

Diluted EPS

	Quarter Ended March 31,
	2019	2018	Change
GAAP diluted EPS	$0.93	$1.31	(29.0%)
Adjusted diluted EPS	1.54	1.60	(3.8%)

The decrease in GAAP diluted EPS for the first quarter of 2019, as compared to the first quarter of 2018, was driven primarily by the continuing decline in checks, forms and accessories, including the impact of 1 fewer business day in 2019, the gain on sales of Small Business Services businesses and customer lists of $7.2 million in 2018, CEO transition costs of $5.5 million in 2019, and increased medical, restructuring and integration and interest expense in 2019. These decreases in GAAP diluted EPS were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives and Small Business Services price increases.

The decrease in adjusted diluted EPS was also primarily driven by the continuing decline in checks, forms and accessories, including the impact of 1 fewer business day in 2019, increased medical costs, a higher average Small Business Services commission rate, higher interest and materials expense and increased delivery rates, partially offset by lower shares outstanding in 2019 and benefits from our cost reduction initiatives, acquisitions and Small Business Services price increases.

Non-GAAP Financial Measure

We believe that adjusted diluted EPS provides useful comparable information for investors by excluding the impact of items that we believe are not indicative of ongoing operations. It is reasonable to expect that one or more of these excluded items will occur in future periods, but the amounts recognized will vary significantly.

GAAP diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,		Year Ending December 31,
	2019	2018	2019 (Guidance)	2018
GAAP diluted EPS	$0.93	$1.31	$4.33 to $4.63	$3.16
Asset impairment charges	—	0.03	—	1.96
Acquisition amortization	0.32	0.27	1.27	1.23
Restructuring and integration expense	0.11	0.04	0.54	0.34
CEO transition costs	0.09	—	0.16	0.11
Share-based compensation	0.08	0.06	0.34	0.21
Certain legal-related expense	0.01	—	0.01	0.15
Acquisition transaction costs	—	0.01	—	0.02
Gain on sales of businesses and customer lists	—	(0.12)	—	(0.27)
Loss on debt retirement	—	0.01	—	0.01
Impact of federal tax reform	—	(0.01)	—	(0.04)
Adjusted diluted EPS	$1.54	$1.60	$6.65 to $6.95	$6.88

RESTRUCTURING AND INTEGRATION EXPENSE

We have recorded expenses related to our restructuring and integration activities, including accruals consisting primarily of employee severance benefits, as well as costs that are expensed when incurred, including information technology costs, labor costs, employee and equipment moves, training and travel. Our restructuring activities are driven by our cost reduction initiatives, including employee reductions in various functional areas, as well the closing of facilities, integration of acquired businesses and the consolidation of information technology systems. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and integration expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. The majority of the employee reductions included in our restructuring and integration accruals are expected to be completed by mid-2019, and we expect most of the related severance payments to be paid by the end of 2019, utilizing cash from operations.

As a result of our employee reductions, we expect to realize cost savings of approximately $2.0 million in total cost of revenue and $11.0 million in SG&A expense in 2019, in comparison to our 2018 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2019.

CEO TRANSITION COSTS

In April 2018, we announced the retirement of Lee Schram, our former CEO. Mr. Schram remained employed under the terms of a transition agreement through March 1, 2019. Under the terms of this agreement, we provided certain benefits to Mr. Schram, including a transition bonus in the amount of $2.0 million that was paid in March 2019. In addition, modifications were made to certain of his share-based payment awards. In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. In addition to the retention expense, we incurred certain other costs related to the CEO transition process during the quarter ended March 31, 2019, including consulting fees related to the evaluation of our strategic plan. CEO transition costs are included in SG&A expense and were $5.5 million for the first quarter of 2019. We estimate that these costs will total approximately $9.0 million in 2019. We anticipate that the majority of the management retention bonuses will be paid in the first quarter of 2020, utilizing cash from operations. Accruals for CEO transition costs were included within accrued liabilities and were $3.9 million as of March 31, 2019.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 16: Business segment information” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Small Business Services

Results for our Small Business Services segment were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Total revenue	$313,058	$316,313	(1.0%)
Operating income	44,682	58,900	(24.1%)
Operating margin	14.3%	18.6%	(4.3) pts.

The decrease in total revenue for the first quarter of 2019, as compared to the first quarter of 2018, was driven by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline, along with a decrease of approximately $4.0 million due to 1 fewer business day in 2019. Search and email marketing volume also decreased approximately $2.0 million due, in part, to the loss of 1 customer, and revenue was negatively impacted $1.8 million by foreign currency exchange rate changes. These decreases in revenue were partially offset by incremental revenue from acquired businesses of approximately $9.3 million, as well as the benefit of price increases. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

The decreases in operating income and operating margin for the first quarter of 2019, as compared to the first quarter of 2018, were driven primarily by the lower order volume for checks, forms and accessories, as well as a higher average commission rate, CEO transition costs of $3.0 million allocated to this segment in 2019, increased medical and material costs, increased delivery rates in 2019, and a $1.2 million increase in restructuring and integration expense, driven by our integration activities. Also, during the first quarter of 2018, we recognized gains from sales of businesses and customer lists of $7.2 million. Partially offsetting these decreases in operating income and operating margin were price increases, benefits of our cost reduction initiatives and an asset impairment charge of $2.1 million in 2018 related to a customer list intangible asset. The results of acquired businesses contributed operating income of $0.5 million for the first quarter of 2019, including acquisition amortization, but resulted in a 0.3 point decrease in operating margin.

Financial Services

Results for our Financial Services segment were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Total revenue	$154,360	$140,641	9.8%
Operating income	10,251	17,973	(43.0%)
Operating margin	6.6%	12.8%	(6.2) pts.

The increase in total revenue for the first quarter of 2019, as compared to the first quarter of 2018, was driven by incremental treasury management revenue of $19.3 million from the acquisition of REMITCO LLC in August 2018. Partially offsetting this increase in revenue was lower check order volume due primarily to the continued secular decline in check usage. In addition, revenue was negatively impacted by continued check pricing allowances and treasury management revenue, excluding the incremental revenue from the acquisition, declined approximately $3.0 million.

The decreases in operating income and operating margin for the first quarter of 2019, as compared to the first quarter of 2018, were primarily due to the lower check order volume, continued check pricing allowances, the impact of the decline in treasury management revenue, increased medical and material costs, and increased delivery rates in 2019. In addition, restructuring and integration expense increased $2.6 million, driven by our integration initiatives, and CEO transition costs allocated to this segment were $2.3 million in 2019. Partially offsetting these decreases in operating income and operating margin were benefits of our continuing cost reduction initiatives and a contribution of $1.9 million from the acquisition in August 2018, including acquisition amortization.

Direct Checks

Results for the Direct Checks segment were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Total revenue	$31,647	$34,960	(9.5%)
Operating income	8,840	10,835	(18.4%)
Operating margin	27.9%	31.0%	(3.1) pts.

The decrease in revenue for the first quarter of 2019, as compared to the first quarter of 2018, was primarily due to the reduction in orders stemming from the continued secular decline in check usage.

The decreases in operating income and operating margin for the first quarter of 2019, as compared to the first quarter of 2018, were due primarily to the lower order volume, increased medical and material costs, and increased delivery rates in 2019. These decreases in operating income and operating margin were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by advertising print reduction initiatives.

CASH FLOWS AND LIQUIDITY

As of March 31, 2019, we held cash and cash equivalents of $61.5 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $77.0 million. The following table shows our cash flow activity for the quarters ended March 31, 2019 and 2018, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$45,399	$80,788	$(35,389)
Net cash used by investing activities	(14,827)	(66,853)	52,026
Net cash (used) provided by financing activities	(39,407)	5,736	(45,143)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	2,076	(2,011)	4,087
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(6,759)	$17,660	$(24,419)

The $35.4 million decrease in net cash provided by operating activities for the first quarter of 2019, as compared to the first quarter of 2018, was due primarily to the payment of $12.5 million of certain legal-related expenses accrued in the prior year, the timing of accounts payable payments, the continuing secular decline in check and forms usage, increased medical costs, a $3.8 million increase in prepaid product discount payments, a $3.7 million increase in interest payments, increased spending on integration initiatives and payment of a $2.0 million transition bonus to our former CEO. These decreases in operating cash flow were partially offset by a $7.4 million reduction in income tax payments, as well as benefits of our cost reduction initiatives and Small Business Services price increases.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Performance-based compensation payments(1)	$23,308	$21,606	$1,702
Income tax payments	11,168	18,549	(7,381)
Prepaid product discount payments	9,189	5,364	3,825
Interest payments	8,979	5,314	3,665
Severance payments	1,556	2,759	(1,203)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2019 was $52.0 million lower than the first quarter of 2018, driven primarily by a decrease of $51.9 million in payments for acquisitions. We did not complete any acquisitions during the first quarter of 2019. Information about our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Net cash used by financing activities for the first quarter of 2019 was $45.1 million higher than the first quarter of 2018, due primarily to an increase in payments for common shares repurchased of $30.0 million, the net change in customer funds obligations of $20.2 million and a decrease in proceeds from issuing shares under employee plans of $3.6 million. These increases in cash used by financing activities were partially offset by a net increase in borrowings on long-term debt of $3.6 million and a decrease of $2.4 million in payments for debt issue costs.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2019	2018	Change
Payments for acquisitions, net of cash acquired	$(444)	$(52,369)	$51,925
Payments for common shares repurchased	(50,000)	(19,996)	(30,004)
Purchases of capital assets	(14,619)	(14,034)	(585)
Cash dividends paid to shareholders	(13,118)	(14,393)	1,275
Net change in customer funds obligations	(9,908)	10,293	(20,201)
Employee taxes paid for shares withheld	(2,672)	(4,557)	1,885
Net change in debt	36,000	32,425	3,575
Proceeds from issuing shares under employee plans	1,548	5,169	(3,621)

We anticipate that net cash provided by operating activities will be between $325.0 million and $340.0 million in 2019, compared to $339.3 million in 2018, driven primarily by the first quarter payment of $12.5 million of certain legal-related expenses accrued in the prior year, the continuing decline in checks and forms and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We expect that net cash provided by operating activities in 2019, along with availability under our revolving credit facility, will be utilized for capital expenditures of approximately $75.0 million, dividend payments, required interest payments and periodic share repurchases, as well as possible acquisitions in the second half of 2019. We intend to focus our capital spending on key revenue growth initiatives and investments in sales technology and information technology infrastructure. As of March 31, 2019, $198.1 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility agreement.

As of March 31, 2019, our foreign subsidiaries held cash and cash equivalents of $56.9 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the United States at one time, we estimate we would incur a withholding tax liability of approximately $2.5 million.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, dividend payments, interest payments, and periodic share repurchases, as well as possible acquisitions in the second half of 2019.

CAPITAL RESOURCES

Our total debt was $946.0 million as of March 31, 2019, an increase of $34.1 million from December 31, 2018. Further information concerning our outstanding debt can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$—	—	$1,864	2.0%	$(1,864)
Floating interest rate	946,000	3.8%	910,000	3.8%	36,000
Total debt	946,000	3.8%	911,864	3.8%	34,136
Shareholders’ equity	897,563		915,413		(17,850)
Total capital	$1,843,563		$1,827,277		$16,286

(1) Upon adoption of Accounting Standards Update (ASU) No. 2016-02, Leasing, on January 1, 2019, we reclassified our capital lease obligations, now known as finance lease obligations, to accrued liabilities and other non-current liabilities on the consolidated balance sheet.

In May 2016, our board of directors authorized the repurchase of up to $300.0 million of our common stock, and in October 2018, the board increased our share repurchase authorization to $500.0 million, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date. During the first quarter of 2019, we repurchased 1.0 million shares for $50.0 million. As of March 31, 2019, $370.0 million remained available for repurchase under the current authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 1 of this report.

As of December 31, 2018, we had a revolving credit facility in the amount of $950.0 million. In January 2019, we increased the credit facility by $200.0 million, bringing the total availability to $1.15 billion, subject to increase under the credit agreement to an aggregate amount not exceeding $1.425 billion. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. We were in compliance with all debt covenants as of March 31, 2019, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of March 31, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(946,000)
Outstanding letters of credit(1)	(5,868)
Net available for borrowing as of March 31, 2019	$198,132

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION

Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Operating lease assets and liabilities – On January 1, 2019, we adopted ASU No. 2016-02, Leasing, and related amendments. Adoption of these standards had a material impact on our consolidated balance sheet, but did not have a significant impact on our consolidated statement of comprehensive income or our consolidated statement of cash flows. The most significant impact was the recognition of operating lease assets of $50.8 million, current operating lease liabilities of $13.6 million and non-current operating lease liabilities of $37.4 million as of January 1, 2019. Prior periods were not restated upon adoption of these standards. Further information can be found under the caption "Note 2: New accounting pronouncements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the quarters ended March 31, 2019 and 2018 can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $9.2 million for the first quarter of 2019 and $5.4 million for the first quarter of 2018.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities in our consolidated balance sheets. These accruals were $12.2 million as of March 31, 2019 and $10.9 million as of December 31, 2018. Accruals for prepaid product discount payments included in other non-current liabilities in our consolidated balance sheets were $11.4 million as of March 31, 2019 and $12.5 million as of December 31, 2018.

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

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first quarter of 2019 or during 2018.

A table of our contractual obligations was provided in the MD&A section of the 2018 Form 10-K. In April 2019, we entered into certain software-as-a-service contracts. These contracts require minimum payments of $29.2 million, with $1.7 million payable in 2019 and a total of $25.1 million payable in 2020 and 2021. The remainder is payable through 2024.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2018 Form 10-K. There were no changes in these policies during the first quarter of 2019.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first quarter of 2019 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2019, our total debt was comprised of $946.0 million drawn under our revolving credit facility at a weighted-average interest rate of 3.8%. The carrying amount reported in the consolidated balance sheets for amounts drawn under our revolving credit facility approximates fair value because our interest rates are variable and reflect current market rates. Amounts drawn on our revolving credit facility mature in March 2023.

Based on the daily average amount of outstanding debt, a one percentage point change in our weighted-average interest rates would have resulted in a $2.3 million change in interest expense for the first quarter of 2019.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure that we adequately evaluated our contracts and properly assessed the impact of the new leases accounting standard on our financial statements to facilitate its adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting resulting from the adoption of the new standard.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of the 2018 Form 10-K. There have been no significant changes to these risk factors since we filed the 2018 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own common stock, based on trade date, that were completed during the first quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2019 – January 31, 2019	324,201	$47.38	324,201	$404,640,957
February 1, 2019 – February 28, 2019	714,143	48.51	714,143	370,000,004
March 1, 2019 – March 31, 2019	—	—	—	370,000,004
Total	1,038,344	48.15	1,038,344	370,000,004

In May 2016, our board of directors approved an authorization for the repurchase of up to $300.0 million of our common stock. In October 2018, the board increased our share repurchase authorization to $500.0 million, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2019, we withheld 56,845 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

We held our annual shareholders' meeting on May 1, 2019.

38,528,820 shares were represented (88.3% of the 43,637,914 shares outstanding and entitled to vote at the meeting). Three items were considered at the meeting, and the results of the voting were as follows:

(1) Election of Directors:

Shareholders were asked to elect 10 directors to hold office until the 2020 annual meeting of shareholders. The nominees for director and the results of the voting were as follows:

	For	Withheld	Broker non-vote
Ronald C. Baldwin	33,562,439	1,021,217	3,945,164
Cheryl E. Mayberry McKissack	33,448,384	1,135,272	3,945,164
Barry C. McCarthy	33,838,348	745,308	3,945,164
Don J. McGrath	33,508,665	1,074,991	3,945,164
Neil J. Metviner	33,322,363	1,261,293	3,945,164
Stephen P. Nachtscheim	33,065,159	1,518,497	3,945,164
Thomas J. Reddin	33,861,127	722,529	3,945,164
Martyn R. Redgrave	33,202,576	1,381,080	3,945,164
John L. Stauch	34,309,251	274,405	3,945,164
Victoria A. Treyger	33,797,143	786,513	3,945,164

(2) A non-binding resolution to approve the compensation of our named executive officers, as described in the proxy statement filed in connection with the annual meeting:

For:	30,962,334
Against:	3,488,243
Abstain:	133,079
Broker non-vote:	3,945,164

(3) Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2019:

For:	37,663,355
Against:	776,136
Abstain:	89,329

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)
3.2	Bylaws, as amended and restated on October 23, 2018 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018)
4.1
Indenture, dated as of April 30, 2003, by and between us and Wells Fargo Bank Minnesota, N.A., as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-3 (Registration No. 333-104858) filed with the Commission on April 30, 2003)

Exhibit Number	Description
10.1	Separation and Release Agreement between us and Julie Loosbrock*
10.2
Employment agreement, dated October 14, 2018, between us and Barry C. McCarthy, and related forms of Restricted Stock Unit Award Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 6, 2018)*

10.3	Form of CEO Restricted Stock Unit Award Agreement (version 4/19)*
10.4	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 4/19)*
10.5	Form of U.S. Employee New Day Restricted Stock Unit Award Agreement (version 4/19)*
10.6	Form of CEO Non-Qualified Stock Option Agreement (version 4/19)*
10.7	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 4/19)*
10.8	Form of CEO Performance Share Unit Award Agreement (version 4/19)*
10.9	Form of U.S. Employee Performance Share Unit Award Agreement (version 4/19)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 3, 2019	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2019	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)