Form 10-Q
period 2019-06-30
DELUXE CORP
filed 2019-07-26
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to ___________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

MN			41-0216800
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
3680 Victoria St. N.	Shoreview	MN	55126-2966
(Address of principal executive offices)			(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	DLX	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 17, 2019 was 42,931,368.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$66,732	$59,740
Trade accounts receivable, net of allowances for uncollectible accounts	152,784	173,862
Inventories and supplies	46,097	46,441
Funds held for customers	93,709	100,982
Revenue in excess of billings	30,868	30,458
Other current assets	54,887	38,563
Total current assets	445,077	450,046
Deferred income taxes	5,464	2,886
Long-term investments	44,396	43,773
Property, plant and equipment (net of accumulated depreciation of $374,625 and $367,205, respectively)	91,494	90,342
Operating lease assets	43,972	—
Intangibles (net of accumulated amortization of $587,075 and $535,627, respectively)	325,659	359,965
Goodwill	1,158,813	1,160,626
Assets held for sale	1,350	1,350
Other non-current assets	197,813	196,108
Total assets	$2,314,038	$2,305,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,412	$106,978
Accrued liabilities	254,222	284,281
Long-term debt due within one year	—	791
Total current liabilities	349,634	392,050
Long-term debt	951,000	911,073
Operating lease liabilities	33,496	—
Deferred income taxes	51,910	46,680
Other non-current liabilities	33,849	39,880
Commitments and contingencies (Notes 13 and 14)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2019 – 42,928; December 31, 2018 – 44,647)	42,928	44,647
Retained earnings	904,748	927,345
Accumulated other comprehensive loss	(53,527)	(56,579)
Total shareholders’ equity	894,149	915,413
Total liabilities and shareholders’ equity	$2,314,038	$2,305,096

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$347,061	$359,935	$697,580	$723,342
Service revenue	146,925	128,309	295,471	256,816
Total revenue	493,986	488,244	993,051	980,158
Cost of products	(133,798)	(134,332)	(265,061)	(267,703)
Cost of services	(68,730)	(55,869)	(137,090)	(111,256)
Total cost of revenue	(202,528)	(190,201)	(402,151)	(378,959)
Gross profit	291,458	298,043	590,900	601,199
Selling, general and administrative expense	(222,292)	(209,585)	(452,469)	(420,739)
Restructuring and integration expense	(17,342)	(5,635)	(22,834)	(7,780)
Asset impairment charges	—	—	—	(2,149)
Operating income	51,824	82,823	115,597	170,531
Interest expense	(9,239)	(6,130)	(18,540)	(11,708)
Other income	2,168	2,436	3,934	3,724
Income before income taxes	44,753	79,129	100,991	162,547
Income tax provision	(12,171)	(18,922)	(27,219)	(39,003)
Net income	$32,582	$60,207	$73,772	$123,544
Comprehensive income	$33,744	$57,272	$76,824	$118,838
Basic earnings per share	0.75	1.26	1.68	2.58
Diluted earnings per share	0.75	1.25	1.68	2.56

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, March 31, 2019	43,638	$43,638	$—	$908,614	$(54,689)	$897,563
Net income	—	—	—	32,582	—	32,582
Cash dividends ($0.30 per share)	—	—	—	(13,296)	—	(13,296)
Common shares issued	13	13	76	—	—	89
Common shares repurchased	(718)	(718)	(5,026)	(23,152)	—	(28,896)
Other common shares retired	(5)	(5)	(196)	—	—	(201)
Employee share-based compensation	—	—	5,146	—	—	5,146
Other comprehensive income	—	—	—	—	1,162	1,162
Balance, June 30, 2019	42,928	$42,928	$—	$904,748	$(53,527)	$894,149

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	44,647	$44,647	$—	$927,345	$(56,579)	$915,413
Net income	—	—	—	73,772	—	73,772
Cash dividends ($0.60 per share)	—	—	—	(26,467)	—	(26,467)
Common shares issued	99	99	1,938	—	—	2,037
Common shares repurchased	(1,757)	(1,757)	(7,504)	(69,635)	—	(78,896)
Other common shares retired	(61)	(61)	(2,810)	—	—	(2,871)
Employee share-based compensation	—	—	8,376	—	—	8,376
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	(267)	—	(267)
Other comprehensive income	—	—	—	—	3,052	3,052
Balance, June 30, 2019	42,928	$42,928	$—	$904,748	$(53,527)	$894,149

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, March 31, 2018	47,841	$47,841	$—	$1,050,064	$(46,235)	$1,051,670
Net income	—	—	—	60,207	—	60,207
Cash dividends ($0.30 per share)	—	—	—	(14,385)	—	(14,385)
Common shares issued	241	241	9,220	—	—	9,461
Common shares repurchased	(295)	(295)	(502)	(19,203)	—	(20,000)
Other common shares retired	(164)	(164)	(11,534)	—	—	(11,698)
Employee share-based compensation	—	—	2,816	—	—	2,816
Other comprehensive loss	—	—	—	—	(2,935)	(2,935)
Balance, June 30, 2018	47,623	$47,623	$—	$1,076,683	$(49,170)	$1,075,136

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	47,953	$47,953	$—	$1,004,657	$(37,597)	$1,015,013
Net income	—	—	—	123,544	—	123,544
Cash dividends ($0.60 per share)	—	—	—	(28,804)	—	(28,804)
Common shares issued	490	490	16,677	—	—	17,167
Common shares repurchased	(573)	(573)	(4,876)	(34,547)	—	(39,996)
Other common shares retired	(247)	(247)	(17,579)	—	—	(17,826)
Employee share-based compensation	—	—	5,778	—	—	5,778
Adoption of Accounting Standards Update No. 2014-09	—	—	—	4,966	—	4,966
Adoption of Accounting Standards Update No. 2018-02	—	—	—	6,867	(6,867)	—
Other comprehensive loss	—	—	—	—	(4,706)	(4,706)
Balance, June 30, 2018	47,623	$47,623	$—	$1,076,683	$(49,170)	$1,075,136

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$73,772	$123,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,448	7,823
Amortization of intangibles	56,488	55,694
Operating lease expense	8,782	—
Asset impairment charges	—	2,149
Amortization of prepaid product discounts	11,681	11,124
Deferred income taxes	2,718	(2,747)
Employee share-based compensation expense	9,224	5,757
Loss (gain) on sales of businesses and customer lists	99	(11,090)
Other non-cash items, net	7,224	3,547
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	18,881	16,670
Inventories and supplies	(836)	(1,245)
Other current assets	(11,975)	(12,435)
Non-current assets	(2,249)	(3,400)
Accounts payable	(12,621)	2,858
Prepaid product discount payments	(16,182)	(13,282)
Other accrued and non-current liabilities	(48,350)	(38,031)
Net cash provided by operating activities	105,104	146,936
Cash flows from investing activities:
Purchases of capital assets	(32,344)	(28,040)
Payments for acquisitions, net of cash acquired	(1,566)	(90,205)
Purchases of customer funds marketable securities	(3,778)	(3,943)
Proceeds from customer funds marketable securities	3,778	3,943
Other	1,110	682
Net cash used by investing activities	(32,800)	(117,563)
Cash flows from financing activities:
Proceeds from issuing long-term debt	154,000	908,000
Payments on long-term debt	(113,000)	(851,410)
Net change in customer funds obligations	(10,677)	9,287
Proceeds from issuing shares under employee plans	1,637	5,767
Employee taxes paid for shares withheld	(2,872)	(7,947)
Payments for common shares repurchased	(78,896)	(39,996)
Cash dividends paid to shareholders	(26,253)	(28,762)
Other	(1,440)	(3,921)
Net cash used by financing activities	(77,501)	(8,982)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,996	(3,907)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,201)	16,484
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	145,259	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$144,058	$145,303

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of June 30, 2019, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2019 and 2018, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Amounts within cash flows from operating activities on the consolidated statement of cash flows for the six months ended June 30, 2018 have been modified to conform to the current year presentation. Loss (gain) on sales of businesses and customer lists is now presented separately. In the previous year, this amount was included within other non-cash items, net.

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

The impact of the revisions on our consolidated statement of cash flows for the six months ended June 30, 2018 was as follows:

(in thousands)	Previously reported	Adjustment	Revised
Purchases of customer funds marketable securities	$—	$(3,943)	$(3,943)
Proceeds from customer funds marketable securities	—	3,943	3,943
Net cash used by investing activities	(117,563)	—	(117,563)
Net change in customer funds obligations	—	9,287	9,287
Net cash used by financing activities	(18,269)	9,287	(8,982)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,750)	(2,157)	(3,907)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	9,354	7,130	16,484
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	59,240	69,579	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$68,594	$76,709	$145,303

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 2: New accounting pronouncements

ASU No. 2016-02 – In February 2016, the FASB issued ASU No. 2016-02, Leasing. This standard is intended to increase transparency and comparability among organizations by requiring the recognition of lease right-of-use assets and lease liabilities for virtually all leases and by requiring the disclosure of key information about leasing arrangements. In July 2018, the FASB issued two amendments to this standard: ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amended narrow aspects of the guidance in ASU No. 2016-02, and ASU No. 2018-11, Targeted Improvements, which provided an optional transition method under which comparative periods presented in financial statements in the period of adoption would not be restated. In March 2019, the FASB issued ASU No. 2019-01, Codification Improvements. This standard addressed areas identified as companies prepared to implement ASU No. 2016-02. We adopted all of these standards on January 1, 2019, using a modified retrospective approach and the optional transition method under ASU No. 2018-11. As such, prior periods have not been restated to reflect the new guidance.

We elected the practical expedient package outlined in ASU No. 2016-02 under which we did not have to reassess whether an arrangement contains a lease, we carried forward our previous classification of leases as either operating or capital leases, and we did not reassess previously recorded initial direct costs. Additionally, we made the following policy elections:

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

We determine if an arrangement is a lease at inception by considering whether a contract explicitly or implicitly identifies assets deployed in the arrangement and whether we have obtained substantially all of the economic benefits from the use of the underlying assets and direct how and for what purpose the assets are used during the term of the contract. Operating leases are included in operating lease assets, accrued liabilities and operating lease liabilities on our consolidated balance sheet. Finance leases are included in property, plant and equipment, accrued liabilities and other non-current liabilities on our consolidated balance sheet.

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

ASU No. 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. Subsequently, the FASB issued several amendments to this standard. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of ASU No. 2016-13. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard provides additional

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

guidance on the measurement and presentation of credit losses. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. All of these standards are effective for us on January 1, 2020 and require adoption using a modified retrospective approach. We do not expect the application of these standards to have a significant impact on our results of operations or financial position.

ASU No. 2018-13 – In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This standard removes, modifies and adds certain disclosures related to recurring and nonrecurring fair value measurements. During 2018, we adopted the provisions of the standard that remove and modify disclosure requirements. The additional disclosures required under the guidance are effective for us on January 1, 2020 and are required to be applied prospectively to fair value measurements completed on or after the effective date.

ASU No. 2018-15 – In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. The guidance is effective for us on January 1, 2020 and may be adopted retrospectively or prospectively to eligible costs incurred on or after the date the guidance is first applied. This new guidance will impact our results of operations and financial position as we currently expense these implementation costs as incurred. As we have not historically tracked these costs, we are not able to quantify the expected impact on our consolidated financial statements. We plan to adopt the standard prospectively.

Note 3: Supplemental balance sheet and cash flow information

Allowance for uncollectible accounts – Changes in the allowance for uncollectible accounts for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Balance, beginning of year	$3,639	$2,884
Bad debt expense	2,549	1,470
Write-offs, net of recoveries	(1,669)	(1,383)
Balance, end of period	$4,519	$2,971

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$7,856	$7,543
Semi-finished goods	7,519	7,273
Finished goods	27,600	27,608
Supplies	3,122	4,017
Inventories and supplies	$46,097	$46,441

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	June 30, 2019
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$14,000	$—	$—	$14,000
Canadian and provincial government securities	8,916	—	(170)	8,746
Canadian guaranteed investment certificates	7,637	—	—	7,637
Available-for-sale debt securities	$30,553	$—	$(170)	$30,383

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2019, also included cash of $63,326.

	December 31, 2018
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$16,000	$—	$—	$16,000
Canadian and provincial government securities	8,485	—	(355)	8,130
Canadian guaranteed investment certificates	7,333	—	—	7,333
Available-for-sale debt securities	$31,818	$—	$(355)	$31,463

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2018, also included cash of $69,519.

Expected maturities of available-for-sale debt securities as of June 30, 2019 were as follows:

(in thousands)	Fair value
Due in one year or less	$24,820
Due in two to five years	3,892
Due in six to ten years	1,671
Available-for-sale debt securities	$30,383

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Conditional right to receive consideration	$19,781	$19,705
Unconditional right to receive consideration	11,087	10,753
Revenue in excess of billings	$30,868	$30,458

Assets held for sale – Assets held for sale as of June 30, 2019 and December 31, 2018 consisted of 1 small business customer list with a carrying value of $1,350. We are actively marketing this asset, and we expect the selling price will equal or exceed its current carrying value.

During the quarter ended June 30, 2018, we sold the assets of a provider of printed and promotional products, as well as certain small business customer lists. During the six months ended June 30, 2018, we also sold the assets of a small business distributor, as well as additional small business customer lists. We determined that these assets would be better positioned for

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

long-term growth if they were managed by independent distributors. Subsequent to the sales, the assets are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue was not impacted by these sales and the impact to our costs was not significant. These sales resulted in aggregate net gains within SG&A expense of $3,862 for the quarter ended June 30, 2018 and $11,090 for the six months ended June 30, 2018.

Intangibles – Intangibles were comprised of the following:

	June 30, 2019			December 31, 2018
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$405,467	$(323,714)	$81,753	$388,477	$(308,313)	$80,164
Customer lists/relationships	379,760	(197,429)	182,331	379,570	(170,973)	208,597
Trade names	50,607	(29,703)	20,904	50,645	(26,204)	24,441
Technology-based intangibles	39,300	(17,985)	21,315	39,300	(14,007)	25,293
Software to be sold	36,900	(17,544)	19,356	36,900	(15,430)	21,470
Other	700	(700)	—	700	(700)	—
Intangibles	$912,734	$(587,075)	$325,659	$895,592	$(535,627)	$359,965

Amortization of intangibles was $28,314 for the quarter ended June 30, 2019, $28,228 for the quarter ended June 30, 2018, $56,488 for the six months ended June 30, 2019 and $55,694 for the six months ended June 30, 2018. Based on the intangibles in service as of June 30, 2019, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2019	$53,141
2020	101,371
2021	78,840
2022	50,827
2023	32,710

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following intangibles were acquired during the six months ended June 30, 2019:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$21,616	4
Customer lists/relationships	974	8
Acquired intangibles	$22,590	4

Goodwill – Changes in goodwill during the six months ended June 30, 2019 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2018:
Goodwill, gross	$765,266	$373,421	$148,506	$1,287,193
Accumulated impairment charges	(126,567)	—	—	(126,567)
Goodwill, net of accumulated impairment charges	638,699	373,421	148,506	1,160,626
Measurement-period adjustments for prior year acquisitions (Note 6)	(340)	(1,427)	—	(1,767)
Currency translation adjustment	(46)	—	—	(46)
Balance, June 30, 2019:
Goodwill, gross	764,880	371,994	148,506	1,285,380
Accumulated impairment charges	(126,567)	—	—	(126,567)
Goodwill, net of accumulated impairment charges	$638,313	$371,994	$148,506	$1,158,813

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Loans and notes receivable from Safeguard distributors	$77,415	$78,693
Prepaid product discounts	54,919	54,642
Postretirement benefit plan asset	44,351	41,259
Deferred sales commissions(1)	8,236	6,482
Deferred advertising costs	4,420	5,746
Other	8,472	9,286
Other non-current assets	$197,813	$196,108

(1) Amortization of deferred sales commissions was $1,464 for the six months ended June 30, 2019 and $1,350 for the six months ended June 30, 2018.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Balance, beginning of year	$54,642	$63,895
Additions(1)	12,405	10,296
Amortization	(11,681)	(11,124)
Other	(447)	(50)
Balance, end of period	$54,919	$63,017

(1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $16,182 for the six months ended June 30, 2019 and $13,282 for the six months ended June 30, 2018.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Funds held for customers	$92,191	$99,818
Deferred revenue(1)	45,926	54,313
Employee profit sharing/cash bonus	22,464	31,286
Operating lease liabilities	12,300	—
Prepaid product discounts due within one year	10,473	10,926
Customer rebates	9,104	9,555
Restructuring (Note 8)	4,285	3,320
Other	57,479	75,063
Accrued liabilities	$254,222	$284,281

(1) $35,709 of the December 31, 2018 amount was recognized as revenue during the six months ended June 30, 2019.

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Prepaid product discounts	$8,788	$12,513
Other	25,061	27,367
Other non-current liabilities	$33,849	$39,880

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$66,732	$68,594
Restricted cash and restricted cash equivalents included in funds held for customers	77,326	76,709
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$144,058	$145,303

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Earnings per share – basic:
Net income	$32,582	$60,207	$73,772	$123,544
Income allocated to participating securities	(60)	(228)	(170)	(515)
Income available to common shareholders	$32,522	$59,979	$73,602	$123,029
Weighted-average shares outstanding	43,400	47,594	43,697	47,675
Earnings per share – basic	$0.75	$1.26	$1.68	$2.58

Earnings per share – diluted:
Net income	$32,582	$60,207	$73,772	$123,544
Income allocated to participating securities	(10)	(228)	(76)	(514)
Re-measurement of share-based awards classified as liabilities	(44)	(90)	(44)	(176)
Income available to common shareholders	$32,528	$59,889	$73,652	$122,854
Weighted-average shares outstanding	43,400	47,594	43,697	47,675
Dilutive impact of potential common shares	154	183	127	222
Weighted-average shares and potential common shares outstanding	43,554	47,777	43,824	47,897
Earnings per share – diluted	$0.75	$1.25	$1.68	$2.56
Antidilutive options excluded from calculation	1,439	529	1,439	529

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income
Net actuarial loss	(806)	(721)	(1,612)	(1,442)	Other income
Total amortization	(451)	(366)	(901)	(731)	Other income
Tax benefit	71	45	140	400	Income tax provision
Total reclassifications, net of tax	$(380)	$(321)	$(761)	$(331)	Net income

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2019 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on marketable debt securities, net of tax(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2018	$(36,529)	$(323)	$(19,727)	$(56,579)
Other comprehensive income before reclassifications	—	145	2,146	2,291
Amounts reclassified from accumulated other comprehensive loss	761	—	—	761
Net current-period other comprehensive income	761	145	2,146	3,052
Balance, June 30, 2019	$(35,768)	$(178)	$(17,581)	$(53,527)

(1) Other comprehensive income before reclassifications is net of income tax expense of $51.

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of comprehensive income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive income. Transaction costs were not significant to our consolidated statements of comprehensive income for the six months ended June 30, 2019 and 2018.
We did not complete any acquisitions during the six months ended June 30, 2019. Payments for acquisitions, net of cash acquired, for the six months ended June 30, 2019 were $1,566 and related to holdback payments for prior year acquisitions. During the six months ended June 30, 2018, we completed the following acquisitions within our Small Business Services segment:

•
In June 2018, we acquired selected assets of Velocity Servers, Inc., doing business as ColoCrossing, a data center solutions, cloud hosting and infrastructure colocation provider of dedicated hosing services.

•	In March 2018, we acquired all of the equity of Logomix Inc., a self-service marketing and branding platform that helps small businesses create logos and custom marketing products.

•	We acquired the operations of 2 small business distributors.
Payments for acquisitions, net of cash acquired, for the six months ended June 30, 2018, included payments of $73,540 for these acquisitions and $16,665 for holdback payments for prior year acquisitions. Further information regarding our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
As of June 30, 2019, purchase accounting for the 2018 acquisitions of REMITCO LLC and My Corporation Business Services, Inc. was not finalized. We expect to finalize purchase accounting in the third quarter of 2019 when the valuation of certain miscellaneous assets and liabilities is finalized for REMITCO LLC and the valuation of the acquired intangible assets is finalized for My Corporation Business Services, Inc. During the quarter ended June 30, 2019, we recorded measurement-period adjustments for 2018 acquisitions that decreased goodwill $1,767, with the offset to various assets and liabilities, including a $1,000 increase in customer list intangible assets.

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

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss in the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters or six months ended June 30, 2019 and 2018.

The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue or operating income, as appropriate, and the related probabilities of achieving the forecasted results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense on the consolidated statements of comprehensive income. Changes in fair value resulting from accretion for the passage of time are included in interest expense on the consolidated statements of comprehensive income.

Changes in accrued contingent consideration during the six months ended June 30, 2019 were as follows:

(in thousands)	Six Months Ended June 30, 2019
Balance, December 31, 2018	$2,396
Change in fair value	117
Payments	(1,284)
Balance, June 30, 2019	$1,229

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

			Fair value measurements using
	June 30, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(1,229)	$(1,229)	$—	$—	$(1,229)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	14,000	14,000	14,000	—	—
Available-for-sale debt securities (funds held for customers)	16,383	16,383	—	16,383	—
Amortized cost:
Cash	66,732	66,732	66,732	—	—
Cash (funds held for customers)	63,326	63,326	63,326	—	—
Loans and notes receivable from Safeguard distributors	80,971	64,108	—	—	64,108
Long-term debt	951,000	951,000	—	951,000	—

			Fair value measurements using
	December 31, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net income:
Accrued contingent consideration	$(2,396)	$(2,396)	$—	$—	$(2,396)
Measured at fair value through comprehensive income:
Cash equivalents (funds held for customers)	16,000	16,000	16,000	—	—
Available-for-sale debt securities (funds held for customers)	15,463	15,463	—	15,463	—
Amortized cost:
Cash	59,740	59,740	59,740	—	—
Cash (funds held for customers)	69,519	69,519	69,519	—	—
Loans and notes receivable from Safeguard distributors	81,560	60,795	—	—	60,795
Long-term debt(1)	910,000	910,000	—	910,000	—

(1) Amounts exclude capital lease obligations.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8: Restructuring and integration expense

Restructuring and integration expense consists of costs related to the integration of acquired businesses into our systems and processes. It also includes costs related to the consolidation and migration of certain applications and processes, including our human resources management system and certain of our sales systems. These costs primarily consist of information technology consulting and project management services, internal labor, training and travel. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, primarily within our sales, marketing and fulfillment functions. Our restructuring and integration activities have increased in 2019, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. None of our initiatives are individually material to our consolidated financial statements.

Restructuring and integration expense for each period consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except number of employees)	2019	2018	2019	2018
Severance accruals	$2,913	$3,804	$5,146	$4,648
Severance reversals	(216)	(95)	(385)	(230)
Net accruals	2,697	3,709	4,761	4,418
Other costs	14,800	2,662	19,019	4,275
Restructuring and integration expense	$17,497	$6,371	$23,780	$8,693
Number of employees included in severance accruals	40	80	90	105

Restructuring and integration expense is reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Total cost of revenue	$155	$736	$946	$913
Operating expenses	17,342	5,635	22,834	7,780
Restructuring and integration expense	$17,497	$6,371	$23,780	$8,693

Restructuring accruals of $4,285 as of June 30, 2019 are reflected in the consolidated balance sheet as accrued liabilities. Accruals of $3,461 as of December 31, 2018 are reflected in the consolidated balance sheet as accrued liabilities of $3,320 and other non-current liabilities of $141. The majority of the related employee reductions are expected to be completed by the end of 2019, and we expect most of the related severance payments to be paid by mid-2020. As of June 30, 2019, approximately 20 employees had not yet started to receive severance benefits.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restructuring accruals, summarized by year, were as follows:

(in thousands)	2019 initiatives	2018 initiatives	2017 initiatives	Total
Balance, December 31, 2018	$—	$3,448	$13	$3,461
Charges	5,038	108	—	5,146
Reversals	(69)	(303)	(13)	(385)
Payments	(1,225)	(2,430)	—	(3,655)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, June 30, 2019	$3,744	$541	$—	$4,285
Cumulative amounts:
Charges	$5,038	$8,244	$7,355	$20,637
Reversals	(69)	(1,715)	(726)	(2,510)
Payments	(1,225)	(5,706)	(6,629)	(13,560)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, June 30, 2019	$3,744	$541	$—	$4,285

(1) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), our operating lease obligations accrual was reversed and the related operating lease asset was analyzed for impairment in accordance with the new guidance.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2018	$1,326	$1,397	$—	$456	$282	$—	$3,461
Charges	1,198	1,429	114	2,405	—	—	5,146
Reversals	(113)	(96)	—	(176)	—	—	(385)
Payments	(1,242)	(1,686)	(48)	(679)	—	—	(3,655)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, June 30, 2019	$1,169	$1,044	$66	$2,006	$—	$—	$4,285
Cumulative amounts:(3)
Charges	$5,737	$7,595	$257	$6,428	$329	$291	$20,637
Reversals	(717)	(1,303)	(5)	(414)	—	(71)	(2,510)
Payments	(3,851)	(5,248)	(186)	(4,008)	(47)	(220)	(13,560)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, June 30, 2019	$1,169	$1,044	$66	$2,006	$—	$—	$4,285

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

In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. The retention bonus will be paid to an employee if his or her employment is terminated without cause before the end of the retention period. In addition to these expenses, we incurred certain other costs related to the CEO transition process, including executive search, legal, travel and board of directors fees in 2018. During 2019, we incurred consulting fees related to the evaluation of our strategic plan and we expensed the majority of the current CEO's signing bonus in 2019. CEO transition costs are included in SG&A expense in the consolidated statements of comprehensive income and were $1,906 for the quarter ended June 30, 2019, $7,394 for the six months ended June 30, 2019 and $1,530 for the quarter and six months ended June 30, 2018. Accruals for CEO transition costs were $4,324 as of June 30, 2019 and were included in accrued liabilities on the consolidated balance sheet. Accruals for CEO transition costs as of December 31, 2018 were $1,972 within accrued liabilities and $1,808 within other non-current liabilities.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10: Income tax provision

The effective tax rate on pre-tax income reconciles to the United States federal statutory rate of 21% as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charge	—	7.1%
State income tax, net of federal income tax benefit	3.3%	3.0%
Net tax impact of share-based compensation	1.8%	(0.8%)
Impact of Tax Cuts and Jobs Act	—	(0.8%)
Other	0.9%	0.1%
Effective tax rate	27.0%	29.6%

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$682	$656	$1,364	$1,313
Expected return on plan assets	(1,740)	(1,934)	(3,479)	(3,868)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	806	721	1,612	1,442
Net periodic benefit income	$(607)	$(912)	$(1,214)	$(1,824)

Note 12: Debt

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Amount drawn on revolving credit facility	$951,000	$910,000
Capital lease obligations(1)	—	1,864
Long-term debt, principal amount	951,000	911,864
Less current portion of long-term debt	—	(791)
Long-term debt	951,000	911,073
Current portion of capital lease obligations(1)	—	791
Long-term debt due within one year	—	791
Total debt	$951,000	$911,864

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

As of December 31, 2018, we had a revolving credit facility in the amount of $950,000. In January 2019, we increased the credit facility by $200,000, bringing the total availability to $1,150,000, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 3.76% as of June 30, 2019 and 3.79% as of December 31, 2018.

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

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Revolving credit facility:
Daily average amount outstanding	$935,378	$731,110
Weighted-average interest rate	3.77%	3.24%
Term loan facility:(1)
Daily average amount outstanding	$—	$63,638
Weighted-average interest rate	—	2.97%

(1) During 2018, we had borrowings outstanding under a variable rate term loan facility. These amounts were repaid in March 2018.

As of June 30, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(951,000)
Outstanding letters of credit(1)	(5,716)
Net available for borrowing as of June 30, 2019	$193,284

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Note 13:  Leases

We have entered into operating leases for the majority of our facilities. These real estate leases have remaining terms of up to 10.3 years, with a weighted-average remaining term of 5.6 years as of June 30, 2019. We utilize leases for these facilities to limit our exposure to risks related to ownership, such as fluctuations in real estate prices, and to maintain flexibility in our real estate utilization. We have also entered into operating leases for certain equipment, primarily production printers and data center equipment. Certain of our leases include options to extend the lease term. The impact of renewal periods was not significant to the amounts recorded for operating lease assets and liabilities.

We have entered into finance leases for certain information technology hardware. The net book value of the related lease assets was $1,338 as of June 30, 2019 and the related lease liabilities were $1,761. The lease obligations are due through

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

December 2022 and do not have a significant impact on our consolidated statements of comprehensive income or our consolidated statements of cash flows.

Operating lease expense was $4,752 for the quarter ended June 30, 2019 and $8,782 for the six months ended June 30, 2019. Additional information regarding our operating leases was as follows:

(in thousands)	Six Months Ended June 30, 2019
Operating cash outflows	$8,264
Lease assets obtained during the period in exchange for lease obligations	2,169

June 30, 2019
Operating lease assets	$43,972

Accrued liabilities	12,300
Operating lease liabilities	33,496
Total operating lease liabilities	$45,796
Weighted-average remaining lease term (in years)	5.3
Weighted-average discount rate	3.6%

Maturities of operating lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$7,089
2020	13,326
2021	9,535
2022	6,313
2023	3,647
Thereafter	11,334
Total lease payments	51,244
Less imputed interest	(5,448)
Present value of lease payments	$45,796

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accruals for environmental matters were $2,379 as of June 30, 2019 and $2,755 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors, such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was not significant for the quarters or six months ended June 30, 2019 and 2018.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $6,968 as of June 30, 2019 and $6,627 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of June 30, 2019 or December 31, 2018.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters, as well as related charges recorded in each period, were not material to our financial position, results of operations or liquidity during the quarters or six months ended June 30, 2019 and 2018, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity, upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Note 15: Shareholders’ equity

In May 2016, our board of directors authorized the repurchase of up to $300,000 of our common stock. In October 2018, the board increased our share repurchase authorization to $500,000, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date. During the six months ended June 30, 2019, we repurchased 1.8 million shares for $78,896. As of June 30, 2019, $341,104 remained available for repurchase under the current authorization.

Note 16: Business segment information

As of June 30, 2019, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and others; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through enterprise accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

that executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All 3 segments operate primarily in the United States. Small Business Services also has operations in Canada, Australia and portions of Europe, and Financial Services has operations in Canada.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2019
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$68,313	$—	$—	$68,313
Treasury management solutions	—	45,475	—	45,475
Web services	41,346	—	—	41,346
Data-driven marketing solutions	—	38,796	—	38,796
Fraud, security, risk management and operational services	6,057	12,244	3,231	21,532
Total MOS	115,716	96,515	3,231	215,462
Checks	115,301	56,481	24,714	196,496
Forms, accessories and other products	77,485	3,131	1,412	82,028
Total revenue	$308,502	$156,127	$29,357	$493,986

	Six Months Ended June 30, 2019
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$134,934	$—	—	$134,934
Treasury management solutions	—	90,946	—	90,946
Web services	84,950	—	—	84,950
Data-driven marketing solutions	—	75,580	—	75,580
Fraud, security, risk management and operational services	12,168	24,529	6,755	43,452
Total MOS	232,052	191,055	6,755	429,862
Checks	233,724	112,666	51,257	397,647
Forms, accessories and other products	155,784	6,765	2,993	165,542
Total revenue	$621,560	$310,486	$61,005	$993,051

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Quarter Ended June 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$69,442	$—	$—	$69,442
Treasury management solutions	—	28,558	—	28,558
Web services	40,850	—	—	40,850
Data-driven marketing solutions	—	37,327	—	37,327
Fraud, security, risk management and operational services	6,588	12,596	3,444	22,628
Total MOS	116,880	78,481	3,444	198,805
Checks	119,786	57,591	26,196	203,573
Forms, accessories and other products	81,076	3,243	1,547	85,866
Total revenue	$317,742	$139,315	$31,187	$488,244

	Six Months Ended June 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$136,204	$—	$—	$136,204
Treasury management solutions	—	57,758	—	57,758
Web services	78,226	—	—	78,226
Data-driven marketing solutions	—	74,467	—	74,467
Fraud, security, risk management and operational services	13,104	24,903	7,301	45,308
Total MOS	227,534	157,128	7,301	391,963
Checks	242,719	115,642	55,550	413,911
Forms, accessories and other products	163,803	7,186	3,295	174,284
Total revenue	$634,056	$279,956	$66,146	$980,158

The following tables present our revenue disaggregated by geography, based on where items are shipped or services are performed.

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended June 30, 2019:
United States	$283,526	$151,501	$29,357	$464,384
Foreign, primarily Canada and Australia	24,976	4,626	—	29,602
Total revenue	$308,502	$156,127	$29,357	$493,986
Six Months Ended June 30, 2019:
United States	$571,734	$301,550	$61,005	$934,289
Foreign, primarily Canada and Australia	49,826	8,936	—	58,762
Total revenue	$621,560	$310,486	$61,005	$993,051

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended June 30, 2018:
United States	$290,863	$134,040	$31,187	$456,090
Foreign, primarily Canada and Australia	26,879	5,275	—	32,154
Total revenue	$317,742	$139,315	$31,187	$488,244
Six Months Ended June 30, 2018:
United States	$580,822	$269,206	$66,146	$916,174
Foreign, primarily Canada and Australia	53,234	10,750	—	63,984
Total revenue	$634,056	$279,956	$66,146	$980,158

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following is our segment information as of and for the quarters ended June 30, 2019 and 2018:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2019	$308,502	$156,127	$29,357	$—	$493,986
	2018	317,742	139,315	31,187	—	488,244
Operating income:	2019	34,706	9,306	7,812	—	51,824
	2018	58,642	13,980	10,201	—	82,823
Depreciation and amortization expense:	2019	16,621	14,968	928	—	32,517
	2018	16,154	15,422	800	—	32,376
Total assets:	2019	1,076,248	721,334	155,831	360,625	2,314,038
	2018	1,165,781	662,076	157,649	307,738	2,293,244
Capital asset purchases:	2019	—	—	—	17,725	17,725
	2018	—	—	—	14,006	14,006

The following is our segment information as of and for the six months ended June 30, 2019 and 2018:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2019	$621,560	$310,486	$61,005	$—	$993,051
	2018	634,056	279,956	66,146	—	980,158
Operating income:	2019	79,388	19,557	16,652	—	115,597
	2018	117,541	31,954	21,036	—	170,531
Depreciation and amortization expense:	2019	33,233	30,011	1,692	—	64,936
	2018	31,592	30,316	1,609	—	63,517
Asset impairment charges:	2019	—	—	—	—	—
	2018	2,149	—	—	—	2,149
Total assets:	2019	1,076,248	721,334	155,831	360,625	2,314,038
	2018	1,165,781	662,076	157,649	307,738	2,293,244
Capital asset purchases:	2019	—	—	—	32,344	32,344
	2018	—	—	—	28,040	28,040

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year;

•	Consolidated Results of Operations, Restructuring and Integration Costs, CEO Transition Costs and Segment Results that include a more detailed discussion of our revenue and expenses;

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position;

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments; and

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Updates to the risk factors discussed in the 2018 Form 10-K are included in Part II, Item 1A of this report on Form 10-Q. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. We make the following cautionary statement in connection with the Reform Act. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Our unaudited consolidated statement of cash flows for the six months ended June 30, 2018 has been revised to correct a misstatement associated with the presentation of restricted cash and restricted cash equivalents included in funds held for customers on our consolidated balance sheet. Further information regarding this misstatement can be found under the caption "Note 1: Consolidated financial statements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

EXECUTIVE OVERVIEW

As of June 30, 2019, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Further information regarding our segments and our product and service offerings can be found under the caption "Note 16: Business segment information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Earnings for the first six months of 2019 were negatively impacted by continued volume reductions in personal and business checks and forms, due primarily to the secular decline in check and forms usage and 1 fewer business day in the first quarter of 2019, as well as an increase of $15.1 million in restructuring and integration expense in support of our growth strategies and to increase our efficiency, an increase in medical costs of approximately $7.0 million, an increase in interest expense of $6.8 million, lower organic treasury management and web services revenue, an increase in Chief Executive Officer (CEO) transition costs of $5.9 million, a higher average Small Business Services commission rate, an increase of approximately $5.0 million in legal-related costs, and continued check pricing allowances within Financial Services. In addition, we recognized gains from sales of businesses and customer lists within Small Business Services of $11.1 million in the first six months of 2018. These decreases in earnings were partially offset by a benefit of approximately $22.0 million from continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, and the benefit of Small Business Services price increases.

"New Deluxe" Strategy

Throughout the past several years, as the use of checks and forms has continued to decline, we have focused on opportunities to increase revenue and operating income and to diversify our revenue streams and customer base. These opportunities have included new product and service offerings, brand awareness and positioning initiatives, investing in technology for our service offerings, enhancing our information technology capabilities and infrastructure, improving customer segmentation, extending the reach of our sales channels, and reducing costs. In addition, we invested in various acquisitions that extended the range of products and services we offer to our customers. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

We plan to move beyond diversification as we transform into a Trusted, Tech-Enabled Solutions CompanyTM. Our growth strategy focuses on organic growth, supplemented by acquisitions, rather than being dependent on acquisitions for growth. This will require us to fundamentally change our go-to-market strategy, operating model and organizational design. We expect that fully integrating past acquisitions and consolidating and standardizing our technology platforms will enable us to operate as one Deluxe, selling all of our products and services to any customer. We plan to invest between $35.0 million and $40.0 million in 2019 and between $30.0 million and $60.0 million in 2020 to build out our technology platforms, including sales technology that will enable a single view of our customer, providing for deeper cross-sell opportunities. We also plan to invest in our human capital management and financial management and planning systems to enable integration and replacement of duplicative and aging collaboration tools and platforms. Strategically, we believe these enhancements will make it easier for us to quickly integrate any future acquisitions. These investments will consist of capital and expense items, which we plan to fund from structural cost savings and free cash flow. However, we expect that timing differences will impact our ability to fully self-fund through efficiency savings alone.

As we move forward, we intend to focus on growth businesses with recurring revenue streams, scalable business models, attractive cost structures, data-rich business models and strong price-to-earnings ratios. We will first focus on accelerating revenue growth organically and then supplement growth with selective, strategic acquisitions. While we will continue to sell to enterprise, small business, financial services and individual customers, our business will not be organized by customer type in the future. Instead, we intend to focus our efforts on 4 primary business areas: Payments, Cloud, Promotional Products and Checks. We expect to reinvest free cash flow into the 2 areas we view as our primary platforms for growth: Payments and Cloud. Our intent is to realign our business segments and have the capability to report our operating results under the new structure, both internally and externally, in 2019. However, this process may not be complete until early 2020. During the transition period, we plan to implement our new strategy while delivering on our annual plan and consistently paying a dividend to shareholders.

Outlook for 2019

We anticipate that consolidated revenue will be between $2.005 billion and $2.045 billion for 2019, compared to $1.998 billion for 2018. We expect that continued secular declines in personal and business checks and forms and continued pricing allowances in Financial Services will be more than offset by incremental revenue from acquisitions we completed in 2018 and modest growth in data-driven marketing revenue. We expect that 2019 diluted EPS will be between $3.45 and $3.75, compared to $3.16 for 2018, and we expect that 2019 adjusted diluted EPS will be between $6.65 and $6.95, compared to $6.88 for 2018.

We anticipate that net cash provided by operating activities will be between $270.0 million and $285.0 million in 2019, compared to $339.3 million in 2018, driven primarily by increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures of approximately $75.0 million, dividend payments, required interest payments, and periodic share repurchases, as well as possible acquisitions. As of June 30, 2019, $193.3 million was available for borrowing under our revolving credit facility. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, both organically and through acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per order amounts)	2019	2018	Change	2019	2018	Change
Total revenue	$493,986	$488,244	1.2%	$993,051	$980,158	1.3%
Orders(1)	11,645	11,951	(2.6%)	23,369	23,960	(2.5%)
Revenue per order	$42.42	$40.85	3.8%	$42.49	$40.91	3.9%

(1) Orders is our company-wide measure of volume and includes both products and services.

The increase in total revenue for the second quarter of 2019, as compared to the second quarter of 2018, was driven primarily by incremental revenue of approximately $23.1 million from businesses acquired in 2018, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These increases in revenue were partially offset by the continuing decline in order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, treasury management and web services revenue, excluding incremental revenue from businesses acquired in 2018, declined approximately $2.5 million and $2.3 million, respectively. Revenue was also negatively impacted during the second quarter of 2019 by continued check pricing allowances within Financial Services.

The increase in total revenue for the first half of 2019, as compared to the first half of 2018, was driven primarily by incremental revenue of approximately $51.7 million from businesses acquired in 2018, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These increases in revenue were partially offset by the continuing decline in order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services, including a decrease of approximately $5.0 million due to 1 fewer business day in the first quarter of 2019. In addition, treasury management and web services revenue, excluding incremental revenue from businesses acquired in 2018, declined approximately $5.5 million and $4.2 million, respectively. Revenue was also negatively impacted during the first half of 2019 by continued check pricing allowances within Financial Services.

Service revenue represented 29.8% of total revenue for the first half of 2019 and 26.2% for the first half of 2018. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our products and services based on the following categories:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Marketing solutions and other services (MOS):
Small business marketing solutions	13.8%	14.2%	13.6%	13.9%
Treasury management solutions	9.2%	5.9%	9.2%	5.9%
Web services	8.4%	8.4%	8.5%	8.0%
Data-driven marketing solutions	7.8%	7.6%	7.6%	7.6%
Fraud, security, risk management and operational services	4.4%	4.6%	4.4%	4.6%
Total MOS	43.6%	40.7%	43.3%	40.0%
Checks	39.8%	41.7%	40.0%	42.2%
Forms, accessories and other products	16.6%	17.6%	16.7%	17.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

The number of orders decreased for the second quarter and first half of 2019, as compared to the same periods in 2018, due primarily to the continuing secular decline in check and forms usage, partially offset by growth in MOS, including the impact of our 2018 acquisitions. For the first half of 2019, the number of orders also decreased due to the impact of 1 fewer business day in the first quarter of 2019. Revenue per order increased for the second quarter and first half of 2019, as compared to the same periods in 2018, primarily due to the benefit of Small Business Services price increases and favorable product and service mix, partially offset by the impact of continued check pricing allowances in Financial Services.

Consolidated Cost of Revenue

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change		2019	2018	Change
Total cost of revenue	$202,528	$190,201	6.5%		$402,151	$378,959	6.1%
Total cost of revenue as a percentage of total revenue	41.0%	39.0%	2.0	pts.	40.5%	38.7%	1.8	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the second quarter and first half of 2019, as compared to the same periods in 2018, were primarily attributable to incremental costs of businesses acquired in 2018 of $11.6 million for the second quarter of 2019 and $25.9 million for the first half of 2019, as well as increased shipping rates and higher material and medical costs in 2019. Partially offsetting these increases in total cost of revenue was the impact of the lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives resulted in a reduction in total cost of revenue of approximately $2.0 million for the second quarter of 2019 and $5.0 million for the first half of 2019. Total cost of revenue as a percentage of total revenue increased as compared to 2018, in large part due to the increase in service revenues, including the impact of our 2018 acquisitions, partially offset by Small Business Services price increases.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change		2019	2018	Change
SG&A expense	$222,292	$209,585	6.1%		$452,469	$420,739	7.5%
SG&A expense as a percentage of total revenue	45.0%	42.9%	2.1	pts.	45.6%	42.9%	2.7	pts.

The increase in SG&A expense for the second quarter of 2019, as compared to the second quarter of 2018, was driven by incremental costs of $9.3 million from businesses acquired in 2018, including acquisition amortization. In addition, legal-related expenses increased approximately $5.0 million, share-based compensation expense increased approximately $3.0 million, driven by an increase in the level of equity awards in 2019, medical costs increased and information technology costs related to infrastructure investments also increased. Also, during the second quarter of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $3.9 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in SG&A expense were partially offset by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations. Also, amortization expense related to acquisitions prior to 2018 decreased $2.7 million for the second quarter of 2019 compared to the second quarter of 2018.

The increase in SG&A expense for the first half of 2019, as compared to the first half of 2018, was driven by incremental costs of $21.2 million from businesses acquired in 2018, including acquisition amortization, an increase in CEO transition costs of $5.9 million, an increase in the average Small Business Services commission rate, and an increase in legal-related expenses of approximately $5.0 million. In addition, medical costs increased approximately $5.0 million and share-based compensation expense increased approximately $3.0 million, driven by an increase in the level of equity awards in 2019. Also, during the first half of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $11.1 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in SG&A expense were partially offset by various expense reduction initiatives of approximately $17.0 million, primarily within our sales and marketing organizations. Also, amortization expense related to acquisitions prior to 2018 decreased $4.9 million for the first half of 2019 compared to the first half of 2018.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Restructuring and integration expense	$17,342	$5,635	$11,707	$22,834	$7,780	$15,054

Restructuring and integration expense increased for the second quarter and first half of 2019, as compared to the same periods in 2018, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Further information can be found under Restructuring and Integration Costs.

Asset Impairment Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Asset impairment charges	$—	$—	$—	$—	$2,149	$(2,149)

During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2.1 million related to a Small Business Services customer list intangible asset. Based on changes in the customer base of an acquired small business distributor, we determined that the customer list asset was fully impaired as of March 31, 2018.

Interest Expense

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change		2019	2018	Change
Interest expense	$9,239	$6,130	50.7%		$18,540	$11,708	58.4%
Weighted-average debt outstanding	934,187	746,875	25.1%		935,378	729,378	28.2%
Weighted-average interest rate	3.8%	3.0%	0.8	pts.	3.8%	3.0%	0.8	pts.

The increases in interest expense for the second quarter and first half of 2019, as compared to the same periods in 2018, were primarily driven by our higher weighted-average interest rate during 2019, as well as the higher weighted-average debt level arising, in part, from our share repurchase activity and acquisitions completed throughout 2018.

Income Tax Provision

	Quarter Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change		2019	2018	Change
Income tax provision	$12,171	$18,922	(35.7%)		$27,219	$39,003	(30.2%)
Effective income tax rate	27.2%	23.9%	3.3	pts.	27.0%	24.0%	3.0	pts.

The increases in our effective income tax rate for the second quarter and first half of 2019, as compared to the same periods in 2018, were primarily due to an unfavorable impact from share-based compensation of $2.0 million for the second quarter of 2019 and $3.5 million for the first half of 2019, an increase in nondeductible officer compensation resulting from CEO transition costs, and the impact of foreign income taxes. We estimate that our annual effective tax rate for 2019 will be approximately 25.5%, compared to our 2018 rate of 29.6%, which included 7.1 points related to a goodwill impairment charge.

Diluted EPS

	Quarter Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
GAAP diluted EPS	$0.75	$1.25	(40.0%)	$1.68	$2.56	(34.4%)
Adjusted diluted EPS	1.64	1.67	(1.8%)	3.18	3.27	(2.8%)

The decrease in GAAP diluted EPS for the second quarter of 2019, as compared to the second quarter of 2018, was driven primarily by an $11.1 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, the continuing decline in checks, forms and accessories, an increase of approximately $5.0 million in legal-related expenses and the gain on sales of Small Business Services businesses and customer lists of $3.9 million in 2018. In addition, interest expense increased $3.1 million in 2019 and share-based compensation increased approximately $3.0 million, driven by an increase in the level of equity awards in 2019. These decreases in GAAP diluted EPS were partially offset by lower shares outstanding in 2019 and benefits from our cost reduction initiatives and Small Business Services price increases.

The decrease in GAAP diluted EPS for the first half of 2019, as compared to the first half of 2018, was driven primarily by the continuing decline in checks, forms and accessories, including the impact of 1 fewer business day in the first quarter of 2019, a $15.1 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, the gain on sales of Small Business Services businesses and customer lists of $11.1 million in 2018, an increase of approximately $7.0 million in medical costs, an increase of $6.8 million in interest expense, lower organic treasury management and web services revenue, a $5.9 million increase in CEO transition costs, a higher average Small Business Services commission rate, an increase of approximately $5.0 million in legal-related expenses, and continued check pricing allowances within Financial Services. These decreases in GAAP diluted EPS were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives of approximately $22.0 million, and the benefit of Small Business Services price increases.

The decrease in adjusted diluted EPS for the second quarter and first half of 2019, as compared to the same periods in 2018, was primarily driven by the continuing decline in checks, forms and accessories, increased medical costs and interest expense, lower organic treasury management and web services revenue, a higher average Small Business Services commission rate and increased material and shipping rates. These decreases in adjusted diluted EPS were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives, incremental earnings from businesses acquired in 2018 and Small Business Services price increases.

Non-GAAP Financial Measure

We believe that adjusted diluted EPS provides useful comparable information for investors by excluding the impact of items that we believe are not indicative of ongoing operations. It is reasonable to expect that one or more of these excluded items will occur in future periods, but the amounts recognized will vary significantly.

GAAP diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,		Year Ending December 31,
	2019	2018	2019	2018	2019 (Guidance)	2018
GAAP diluted EPS	$0.75	$1.25	$1.68	$2.56	$3.45 to $3.75	$3.16
Asset impairment charges	—	—	—	0.03	—	1.96
Acquisition amortization	0.33	0.29	0.65	0.56	1.29	1.23
Restructuring, integration and other costs	0.31	0.10	0.42	0.14	1.26	0.34
CEO transition costs	0.03	0.03	0.13	0.03	0.16	0.11
Share-based compensation	0.12	0.05	0.19	0.11	0.38	0.21
Certain legal-related expense	0.10	—	0.11	—	0.11	0.15
Acquisition transaction costs	—	0.01	—	0.02	—	0.02
Gain on sales of businesses and customer lists	—	(0.07)	—	(0.19)	—	(0.27)
Loss on debt retirement	—	—	—	0.01	—	0.01
Impact of federal tax reform	—	0.01	—	—	—	(0.04)
Adjusted diluted EPS	$1.64	$1.67	$3.18	$3.27	$6.65 to $6.95	$6.88

RESTRUCTURING AND INTEGRATION COSTS

Restructuring and integration expense consisted of costs related to the integration of acquired businesses into our systems and processes. It also includes costs related to the consolidation and migration of certain applications and processes, including our human resources management system and certain of our sales systems. These costs primarily consisted of information technology consulting and project management services, internal labor, training and travel. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, primarily within our sales, marketing and fulfillment functions. Our restructuring and integration activities have increased in 2019, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and integration expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

The majority of the employee reductions included in our restructuring accruals are expected to be completed in 2019, and we expect most of the related severance payments to be paid by mid-2020. As a result of our employee reductions, we expect to realize cost savings of approximately $2.0 million in total cost of revenue and $13.0 million in SG&A expense in 2019, in comparison to our 2018 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2019.

CEO TRANSITION COSTS

In April 2018, we announced the retirement of Lee Schram, our former CEO. Mr. Schram remained employed under the terms of a transition agreement through March 1, 2019. Under the terms of this agreement, we provided certain benefits to Mr. Schram, including a transition bonus in the amount of $2.0 million that was paid in March 2019. In addition, modifications were made to certain of his share-based payment awards. In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee is entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. In addition to these expenses, we incurred certain other costs related to the CEO transition process, including executive search, legal, travel and board of directors fees in 2018. During 2019, we incurred consulting fees related to the evaluation of our strategic plan and we expensed the majority of the current CEO's signing bonus in 2019. CEO transition costs are included in SG&A expense and were $1.9 million for the second quarter of 2019, $7.4 million for the first half of 2019, and $1.5 million for the second quarter and first half of 2018. We estimate that these costs will total approximately $9.0 million for 2019, compared to $7.2 million for

2018. We anticipate that the remaining management retention bonuses will be paid in the first quarter of 2020. Accruals for CEO transition costs were included within accrued liabilities and were $4.3 million as of June 30, 2019.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 16: Business segment information” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Small Business Services

Results for our Small Business Services segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$308,502	$317,742	(2.9%)	$621,560	$634,056	(2.0%)
Operating income	34,706	58,642	(40.8%)	79,388	117,541	(32.5%)
Operating margin	11.2%	18.5%	(7.3) pts.	12.8%	18.5%	(5.7) pts.

The decrease in total revenue for the second quarter of 2019, as compared to the second quarter of 2018, was driven by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline. In addition, web services revenue decreased approximately $2.3 million, excluding the effect of our 2018 acquisitions, due to a reduction in search and email marketing volume. In addition, revenue was negatively impacted $1.4 million by foreign currency exchange rate changes. These decreases in revenue were partially offset by the benefit of price increases and incremental revenue of approximately $3.7 million from businesses acquired in 2018. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

The decrease in total revenue for the first half of 2019, as compared to the first half quarter of 2018, was driven by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline, along with a decrease of approximately $4.0 million due to 1 fewer business day in the first quarter of 2019. Web services revenue also decreased approximately $4.2 million, excluding the effect of our 2018 acquisitions, due in part to the loss of 1 customer and a reduction in search and email marketing volume. In addition, revenue was negatively impacted $3.2 million by foreign currency exchange rate changes. These decreases in revenue were partially offset by incremental revenue of approximately $13.0 million from businesses acquired in 2018, as well as the benefit of price increases. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

The decreases in operating income and operating margin for the second quarter of 2019, as compared to the second quarter of 2018, were driven primarily by the lower order volume for checks, forms and accessories, as well as a $9.9 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency. In addition, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, and medical costs and material and shipping rates increased in 2019. Also, during the second quarter of 2018, we recognized gains from sales of businesses and customer lists of $3.9 million. Partially offsetting these decreases in operating income and operating margin were price increases and benefits of our cost reduction initiatives.

The decreases in operating income and operating margin for the first half of 2019, as compared to the first half of 2018, were driven primarily by the lower order volume for checks, forms and accessories, as well as an $11.2 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency. In addition, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, CEO transition costs allocated to this segment increased $3.2 million, and the average commission rate, medical costs, and material and shipping rates all increased in 2019. Also, during the first half of 2018, we recognized gains from sales of businesses and customer lists of $11.1 million. Partially offsetting these decreases in operating income and operating margin were price increases, benefits of our cost reduction initiatives and an asset impairment charge of $2.1 million in 2018 related to a customer list intangible asset.

Financial Services

Results for our Financial Services segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$156,127	$139,315	12.1%	$310,486	$279,956	10.9%
Operating income	9,306	13,980	(33.4%)	19,557	31,954	(38.8%)
Operating margin	6.0%	10.0%	(4.0) pts.	6.3%	11.4%	(5.1) pts.

The increase in total revenue for the second quarter and first half of 2019, as compared to the same periods in 2018, was driven by incremental treasury management revenue from the acquisition of REMITCO LLC in August 2018 of $19.4 million for the second quarter of 2019 and $38.7 million for the first half of 2019. Partially offsetting this increase in revenue were reductions in treasury management revenue, excluding the incremental revenue from this acquisition, of approximately $2.5 million for the second quarter of 2019 and $5.5 million for the first half of 2019, due to a customer electing to bring its services in-house, as well as a reduction in software maintenance revenue. In addition, revenue was negatively impacted by lower check order volume due primarily to the continued secular decline in check usage and continued check pricing allowances.

The decreases in operating income and operating margin for the second quarter of 2019, as compared to the second quarter of 2018, were primarily due to a $5.0 million increase in legal-related expenses in 2019, the impact of the decline in treasury management revenue described above, the lower check order volume, and continued check pricing allowances. In addition, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, and medical costs and material and shipping rates increased in 2019. Partially offsetting these decreases in operating income and operating margin were benefits of our continuing cost reduction initiatives and a contribution of $2.3 million from the REMITCO LLC acquisition, including acquisition amortization.

The decreases in operating income and operating margin for the first half of 2019, as compared to the first half of 2018, were primarily due to a $5.0 million increase in legal-related expenses in 2019, the impact of the decline in treasury management revenue described above, lower check order volume and continued check pricing allowances. In addition, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, and medical costs and material and shipping rates increased in 2019. Restructuring and integration expense increased $2.9 million in support of our growth strategies and to increase our efficiency, and CEO transition costs allocated to this segment increased $2.5 million in 2019. Partially offsetting these decreases in operating income and operating margin were benefits of our continuing cost reduction initiatives and a contribution of $4.2 million from the REMITCO LLC acquisition, including acquisition amortization.

Direct Checks

Results for the Direct Checks segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$29,357	$31,187	(5.9%)	$61,005	$66,146	(7.8%)
Operating income	7,812	10,201	(23.4%)	16,652	21,036	(20.8%)
Operating margin	26.6%	32.7%	(6.1) pts.	27.3%	31.8%	(4.5) pts.

The decrease in revenue for the second quarter and first half of 2019, as compared to the same periods in 2018, was primarily due to the reduction in orders stemming from the continued secular decline in check usage. In addition, revenue per order was slightly lower in each period driven by unfavorable order channel mix and lower fraud services revenue.

The decreases in operating income and operating margin for the second quarter and first half of 2019, as compared to the same periods in 2018, were due primarily to the revenue decline, increased medical costs, and increased material and shipping rates in 2019. In addition, restructuring and integration expense increased $0.9 million for the second quarter of 2019 and $1.1 million for the first half of 2019 in support of our growth strategies and to increase our efficiency. These decreases in operating income and operating margin were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by advertising print reduction initiatives.

CASH FLOWS AND LIQUIDITY

As of June 30, 2019, we held cash and cash equivalents of $66.7 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $77.3 million. The following table shows our cash flow activity for the six months ended June 30, 2019 and 2018, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$105,104	$146,936	$(41,832)
Net cash used by investing activities	(32,800)	(117,563)	84,763
Net cash used by financing activities	(77,501)	(8,982)	(68,519)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,996	(3,907)	7,903
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(1,201)	$16,484	$(17,685)

The $41.8 million decrease in net cash provided by operating activities for the first half of 2019, as compared to the first half of 2018, was due primarily to the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, the timing of accounts payable payments, increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, increased medical costs, a $6.9 million increase in interest payments, a $2.9 million increase in prepaid product discount payments and payment of a $2.0 million transition bonus to our former CEO. These decreases in operating cash flow were partially offset by a $25.5 million reduction in income tax payments in 2019, as well as benefits of our cost reduction initiatives and Small Business Services price increases.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Income tax payments	$38,204	$63,655	$(25,451)
Performance-based compensation payments(1)	23,363	21,717	1,646
Interest payments	17,916	11,057	6,859
Prepaid product discount payments	16,182	13,282	2,900
Severance payments	3,655	4,108	(453)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first half of 2019 was $84.8 million lower than the first half of 2018, driven primarily by a decrease of $88.6 million in payments for acquisitions. We did not complete any acquisitions during the first half of 2019. Information about our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Net cash used by financing activities for the first half of 2019 was $68.5 million higher than the first half of 2018, due primarily to an increase in payments for common shares repurchased of $38.9 million, a net change in customer funds obligations of $20.0 million and a net decrease in borrowings on long-term debt of $15.6 million. These increases in cash used by financing activities were partially offset by a decrease of $5.1 million in employee taxes paid for shares withheld, as fewer stock options were exercised and fewer restricted stock unit awards vested in 2019.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Payments for acquisitions, net of cash acquired	$(1,566)	$(90,205)	$88,639
Payments for common shares repurchased	(78,896)	(39,996)	(38,900)
Purchases of capital assets	(32,344)	(28,040)	(4,304)
Cash dividends paid to shareholders	(26,253)	(28,762)	2,509
Net change in customer funds obligations	(10,677)	9,287	(19,964)
Employee taxes paid for shares withheld	(2,872)	(7,947)	5,075
Net change in debt	41,000	56,590	(15,590)
Proceeds from issuing shares under employee plans	1,637	5,767	(4,130)

We anticipate that net cash provided by operating activities will be between $270.0 million and $285.0 million in 2019, compared to $339.3 million in 2018, driven primarily by increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We expect that net cash provided by operating activities in 2019, along with availability under our revolving credit facility, will be utilized for capital expenditures of approximately $75.0 million, dividend payments, required interest payments and periodic share repurchases, as well as possible acquisitions. We intend to focus our capital spending on key revenue growth initiatives and investments in sales technology and information technology infrastructure. As of June 30, 2019, $193.3 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility agreement.

As of June 30, 2019, our foreign subsidiaries held cash and cash equivalents of $57.8 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the United States at one time, we estimate we would incur a withholding tax liability of approximately $3.0 million.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures, dividend payments, interest payments, and periodic share repurchases, as well as possible acquisitions.

CAPITAL RESOURCES

Our total debt was $951.0 million as of June 30, 2019, an increase of $39.1 million from December 31, 2018. Further information concerning our outstanding debt can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$—	—	$1,864	2.0%	$(1,864)
Floating interest rate	951,000	3.8%	910,000	3.8%	41,000
Total debt	951,000	3.8%	911,864	3.8%	39,136
Shareholders’ equity	894,149		915,413		(21,264)
Total capital	$1,845,149		$1,827,277		$17,872

(1) Upon adoption of Accounting Standards Update (ASU) No. 2016-02, Leasing, on January 1, 2019, we reclassified our capital lease obligations, now known as finance lease obligations, to accrued liabilities and other non-current liabilities on the consolidated balance sheet.

In May 2016, our board of directors authorized the repurchase of up to $300.0 million of our common stock. In October 2018, the board increased our share repurchase authorization to $500.0 million, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date. During the first half of 2019, we repurchased 1.8 million shares for $78.9 million. As of June 30, 2019, $341.1 million remained available for repurchase under the current authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 1 of this report.

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

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. We were in compliance with all debt covenants as of June 30, 2019, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of June 30, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(951,000)
Outstanding letters of credit(1)	(5,716)
Net available for borrowing as of June 30, 2019	$193,284

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

Prepaid product discounts – Other non-current assets include prepaid product discounts of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the six months ended June 30, 2019 and 2018 can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $16.2 million for the first half of 2019 and $13.3 million for the first half of 2018.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on our consolidated balance sheets. These accruals were $10.5 million as of June 30, 2019 and $10.9 million as of December 31, 2018. Accruals for prepaid product discount payments included in other non-current liabilities on our consolidated balance sheets were $8.8 million as of June 30, 2019 and $12.5 million as of December 31, 2018.

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

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first half of 2019 or during 2018.

A table of our contractual obligations was provided in the MD&A section of the 2018 Form 10-K. During the first half of 2019, we entered into certain software-as-a-service contracts. These contracts require minimum payments of $49.8 million, with $5.6 million payable in 2019 and a total of $33.6 million payable in 2020 and 2021. The remainder is payable through 2024.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2018 Form 10-K. There were no changes in these policies during the first half of 2019.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first quarter of 2019 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of June 30, 2019, our total debt was comprised of $951.0 million drawn under our revolving credit facility at a weighted-average interest rate of 3.8%. The carrying amount reported in the consolidated balance sheets for amounts drawn under our revolving credit facility approximates fair value because our interest rates are variable and reflect current market rates. Amounts drawn on our revolving credit facility mature in March 2023.

Based on the daily average amount of outstanding debt, a one percentage point change in our weighted-average interest rates would have resulted in a $4.7 million change in interest expense for the first half of 2019.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

Our risk factors are outlined in Item 1A of the 2018 Form 10-K. There have been no significant changes to these risk factors since we filed the 2018 Form 10-K. Due to the announcement of our "New Deluxe" strategy, as discussed in the Executive Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part I, Item 2 of this report, we have identified additional risk factors that should be considered when investing in our common stock.

Our recently announced strategic plan to implement a new go-to-market strategy and more integrated operations, transforming us into a Trusted, Tech-Enabled Solutions CompanyTM, is dependent upon our ability to successfully implement our strategic and tactical initiatives. If we are unsuccessful in achieving this transformation in a timely manner, our financial results could be adversely affected.

Our recently announced strategic plan contemplates that our strategic and tactical initiatives will result in, among other things, sustained organic revenue growth and strong adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) margins. We plan to achieve these results through a variety of initiatives, including greater integration of operations, a more streamlined sales process, more targeted cross-selling into our existing customer base, growing that customer base and reducing our cost structure. Our ability to achieve this strategic plan depends upon a variety of factors, including a number of factors that are beyond our control. If we are unable to successfully implement and execute the strategic and tactical initiatives underlying our strategic plan in a timely manner, our results of operations, financial condition, cash flows and/or liquidity could be adversely affected.

We plan to realign our existing businesses into four new primary focus areas: Payments, Cloud, Promotional Products and Checks. If we are unable to achieve this realignment in a timely and cost-effective manner, our results of operations could be adversely affected.

As we have previously announced, we believe that we can achieve greater operational synergies and reduced overall costs if we realign our existing operations to focus our efforts in four primary areas that we believe are critical to meeting our customers’ needs going forward: Payments, Cloud, Promotional Products and Checks. This realignment will take time, considerable senior management effort, material “buy-in” from our employees, and significant investment. If we are not able to achieve this realignment in a timely and cost-effective manner, our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own common stock, based on trade date, that were completed during the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2019 – April 30, 2019	—	$—	—	$370,000,004
May 1, 2019 – May 31, 2019	62,100	37.02	62,100	367,701,372
June 1, 2019 – June 30, 2019	656,119	40.54	656,119	341,103,728
Total	718,219	40.23	718,219	341,103,728

In May 2016, our board of directors approved an authorization for the repurchase of up to $300.0 million of our common stock. In October 2018, the board increased our share repurchase authorization to $500.0 million, inclusive of the remaining amount outstanding under the prior authorization. This authorization has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2019, we withheld 4,733 shares in conjunction with the vesting and exercise of equity-based awards.

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

10.1	Separation and release agreement between us and Malcolm McRoberts*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: July 26, 2019	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2019	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)