Form 10-Q
period 2019-09-30
DELUXE CORP
filed 2019-10-25
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 16, 2019 was 42,101,861.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DELUXE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$73,472	$59,740
Trade accounts receivable, net of allowances for uncollectible accounts	142,845	173,862
Inventories and supplies	42,194	46,441
Funds held for customers	94,848	100,982
Revenue in excess of billings	25,745	30,458
Other current assets	46,612	38,563
Total current assets	425,716	450,046
Deferred income taxes	5,494	2,886
Long-term investments	44,616	43,773
Property, plant and equipment (net of accumulated depreciation of $376,165 and $367,205, respectively)	92,661	90,342
Operating lease assets	41,739	—
Intangibles (net of accumulated amortization of $591,450 and $535,627, respectively)	287,498	359,965
Goodwill	800,286	1,160,626
Assets held for sale	1,350	1,350
Other non-current assets	189,603	196,108
Total assets	$1,888,963	$2,305,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,588	$106,978
Accrued liabilities	264,259	284,281
Long-term debt due within one year	—	791
Total current liabilities	361,847	392,050
Long-term debt	924,000	911,073
Operating lease liabilities	32,434	—
Deferred income taxes	10,257	46,680
Other non-current liabilities	34,898	39,880
Commitments and contingencies (Notes 14 and 15)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2019 – 42,099; December 31, 2018 – 44,647)	42,099	44,647
Retained earnings	540,612	927,345
Accumulated other comprehensive loss	(57,184)	(56,579)
Total shareholders’ equity	525,527	915,413
Total liabilities and shareholders’ equity	$1,888,963	$2,305,096

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share amounts)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$346,315	$352,767	$1,043,896	$1,076,110
Service revenue	147,278	140,423	442,749	397,239
Total revenue	493,593	493,190	1,486,645	1,473,349
Cost of products	(133,807)	(132,996)	(398,869)	(400,700)
Cost of services	(69,916)	(64,638)	(207,006)	(175,894)
Total cost of revenue	(203,723)	(197,634)	(605,875)	(576,594)
Gross profit	289,870	295,556	880,770	896,755
Selling, general and administrative expense	(213,318)	(208,533)	(665,787)	(629,272)
Restructuring and integration expense	(26,255)	(5,135)	(49,089)	(12,915)
Asset impairment charges	(390,980)	(99,170)	(390,980)	(101,319)
Operating (loss) income	(340,683)	(17,282)	(225,086)	153,249
Interest expense	(8,710)	(7,244)	(27,251)	(18,953)
Other income	2,183	2,356	6,118	6,081
(Loss) income before income taxes	(347,210)	(22,170)	(246,219)	140,377
Income tax benefit (provision)	28,717	(8,913)	1,498	(47,916)
Net (loss) income	$(318,493)	$(31,083)	$(244,721)	$92,461
Comprehensive (loss) income	$(322,150)	$(30,902)	$(245,326)	$87,936
Basic (loss) earnings per share	(7.49)	(0.67)	(5.65)	1.94
Diluted (loss) earnings per share	(7.49)	(0.67)	(5.65)	1.93

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, June 30, 2019	42,928	$42,928	$—	$904,748	$(53,527)	$894,149
Net loss	—	—	—	(318,493)	—	(318,493)
Cash dividends ($0.30 per share)	—	—	—	(12,977)	—	(12,977)
Common shares issued	51	51	1,472	—	—	1,523
Common shares repurchased	(876)	(876)	(6,109)	(32,666)	—	(39,651)
Other common shares retired	(4)	(4)	(200)	—	—	(204)
Employee share-based compensation	—	—	4,837	—	—	4,837
Other comprehensive loss	—	—	—	—	(3,657)	(3,657)
Balance, September 30, 2019	42,099	$42,099	$—	$540,612	$(57,184)	$525,527

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	44,647	$44,647	$—	$927,345	$(56,579)	$915,413
Net loss	—	—	—	(244,721)	—	(244,721)
Cash dividends ($0.90 per share)	—	—	—	(39,445)	—	(39,445)
Common shares issued	150	150	3,411	—	—	3,561
Common shares repurchased	(2,632)	(2,632)	(13,615)	(102,300)	—	(118,547)
Other common shares retired	(66)	(66)	(3,010)	—	—	(3,076)
Employee share-based compensation	—	—	13,214	—	—	13,214
Adoption of Accounting Standards Update No. 2016-02 (Note 2)	—	—	—	(267)	—	(267)
Other comprehensive loss	—	—	—	—	(605)	(605)
Balance, September 30, 2019	42,099	$42,099	$—	$540,612	$(57,184)	$525,527

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
(in thousands)
(Unaudited)

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, June 30, 2018	47,623	$47,623	$—	$1,076,683	$(49,170)	$1,075,136
Net loss	—	—	—	(31,083)	—	(31,083)
Cash dividends ($0.30 per share)	—	—	—	(14,209)	—	(14,209)
Common shares issued	28	28	1,504	—	—	1,532
Common shares repurchased	(1,346)	(1,346)	(5,246)	(73,412)	—	(80,004)
Other common shares retired	—	—	(22)	—	—	(22)
Employee share-based compensation	—	—	3,764	—	—	3,764
Other comprehensive income	—	—	—	—	181	181
Balance, September 30, 2018	46,305	$46,305	$—	$957,979	$(48,989)	$955,295

	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2017	47,953	$47,953	$—	$1,004,657	$(37,597)	$1,015,013
Net income	—	—	—	92,461	—	92,461
Cash dividends ($0.90 per share)	—	—	—	(43,012)	—	(43,012)
Common shares issued	518	518	18,181	—	—	18,699
Common shares repurchased	(1,919)	(1,919)	(10,121)	(107,960)	—	(120,000)
Other common shares retired	(247)	(247)	(17,601)	—	—	(17,848)
Employee share-based compensation	—	—	9,541	—	—	9,541
Adoption of Accounting Standards Update No. 2014-09	—	—	—	4,966	—	4,966
Adoption of Accounting Standards Update No. 2018-02	—	—	—	6,867	(6,867)	—
Other comprehensive loss	—	—	—	—	(4,525)	(4,525)
Balance, September 30, 2018	46,305	$46,305	$—	$957,979	$(48,989)	$955,295

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(244,721)	$92,461
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,206	12,724
Amortization of intangibles	83,224	84,199
Operating lease expense	15,145	—
Asset impairment charges	390,980	101,319
Amortization of prepaid product discounts	17,861	16,976
Deferred income taxes	(38,549)	(12,157)
Employee share-based compensation expense	14,580	9,481
Loss (gain) on sales of businesses and customer lists	224	(12,855)
Other non-cash items, net	9,858	5,482
Changes in assets and liabilities, net of effect of acquisitions:
Trade accounts receivable	27,505	1,466
Inventories and supplies	2,728	(2,009)
Other current assets	(3,213)	(13,030)
Non-current assets	(3,346)	(5,116)
Accounts payable	(10,779)	(5,453)
Prepaid product discount payments	(20,370)	(19,125)
Other accrued and non-current liabilities	(45,309)	(35,261)
Net cash provided by operating activities	208,024	219,102
Cash flows from investing activities:
Purchases of capital assets	(49,679)	(42,566)
Payments for acquisitions, net of cash acquired	(1,598)	(190,396)
Purchases of customer funds marketable securities	(3,817)	(3,981)
Proceeds from customer funds marketable securities	3,817	3,981
Other	1,398	1,038
Net cash used by investing activities	(49,879)	(231,924)
Cash flows from financing activities:
Proceeds from issuing long-term debt	203,500	1,189,500
Payments on long-term debt	(189,500)	(1,009,139)
Net change in customer funds obligations	(8,711)	(58)
Proceeds from issuing shares under employee plans	3,159	7,300
Employee taxes paid for shares withheld	(3,076)	(7,969)
Payments for common shares repurchased	(118,547)	(120,000)
Cash dividends paid to shareholders	(39,068)	(42,943)
Other	(1,654)	(4,128)
Net cash (used) provided by financing activities	(153,897)	12,563
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	2,604	(2,446)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	6,852	(2,705)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	145,259	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$152,111	$126,114

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1: Consolidated financial statements

The consolidated balance sheet as of September 30, 2019, the consolidated statements of comprehensive (loss) income for the quarters and nine months ended September 30, 2019 and 2018, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited. The consolidated balance sheet as of December 31, 2018 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles (GAAP) in the United States of America. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

We assessed the materiality of this misstatement on prior periods' financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the misstatement was not material to any prior interim period and therefore, amendments of previously filed reports were not required. In accordance with ASC 250, we have corrected the misstatement for all prior periods presented by revising the consolidated financial statements appearing herein. The revisions had no impact on total assets, total liabilities, shareholders' equity, net income or net cash provided by operating activities.

The impact of the revisions on our consolidated statement of cash flows for the nine months ended September 30, 2018 was as follows:

(in thousands)	Previously reported	Adjustment	Revised
Purchases of customer funds marketable securities	$—	$(3,981)	$(3,981)
Proceeds from customer funds marketable securities	—	3,981	3,981
Net cash used by investing activities	(231,924)	—	(231,924)
Net change in customer funds obligations	—	(58)	(58)
Net cash provided by financing activities	12,621	(58)	12,563
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(1,188)	(1,258)	(2,446)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,389)	(1,316)	(2,705)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	59,240	69,579	128,819
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$57,851	$68,263	$126,114

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
options.

Adoption of the standards had a material impact on our consolidated balance sheet, but did not have a significant impact on our consolidated statements of comprehensive loss or our consolidated statement of cash flows. The most significant impact was the recognition of operating lease assets of $50,803, current operating lease liabilities of $13,611 and non-current operating lease liabilities of $37,440 as of January 1, 2019. Our accounting for finance leases remained substantially unchanged.

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

Lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our lease agreements typically do not provide an implicit rate, we use our incremental borrowing rate based on information available at the lease commencement date in determining the present value of lease payments. Certain of our lease agreements include options to extend or terminate the lease. The lease term takes into account these options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is included in total cost of revenue and in selling, general and administrative (SG&A) expense on the consolidated statements of comprehensive (loss) income, and interest on finance leases is included in interest expense on the consolidated statements of comprehensive (loss) income. Operating lease expense is recognized on the straight-line basis over the lease term. Information regarding our leases can be found in Note 14.

ASU No. 2016-13 – In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. Subsequently, the FASB issued several amendments to this standard. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of ASU No. 2016-13. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard provides additional guidance on the measurement and presentation of credit losses. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which provides transition guidance to entities that elect the fair value option for eligible instruments. All of

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

these standards are effective for us on January 1, 2020 and require adoption using a modified retrospective approach. We do not expect the application of these standards to have a significant impact on our results of operations or financial position.

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

ASU No. 2018-15 – In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. The guidance is effective for us on January 1, 2020 and may be adopted retrospectively or prospectively to eligible costs incurred on or after the date the guidance is first applied. This new guidance will impact our results of operations and financial position as we currently expense these implementation costs as incurred. We plan to adopt the standard prospectively. As such, the impact of the standard on our financial statements will depend on the transactions that occur subsequent to adoption.

Note 3: Supplemental balance sheet and cash flow information

Allowance for uncollectible accounts – Changes in the allowance for uncollectible accounts for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Balance, beginning of year	$3,639	$2,884
Bad debt expense	3,718	2,275
Write-offs, net of recoveries	(2,537)	(2,036)
Balance, end of period	$4,820	$3,123

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$7,537	$7,543
Semi-finished goods	7,396	7,273
Finished goods	23,719	27,608
Supplies	3,542	4,017
Inventories and supplies	$42,194	$46,441

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	September 30, 2019
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$14,000	$—	$—	$14,000
Canadian and provincial government securities	8,856	—	(199)	8,657
Canadian guaranteed investment certificates	7,552	—	—	7,552
Available-for-sale debt securities	$30,408	$—	$(199)	$30,209

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2019, also included cash of $64,639.

	December 31, 2018
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$16,000	$—	$—	$16,000
Canadian and provincial government securities	8,485	—	(355)	8,130
Canadian guaranteed investment certificates	7,333	—	—	7,333
Available-for-sale debt securities	$31,818	$—	$(355)	$31,463

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2018, also included cash of $69,519.

Expected maturities of available-for-sale debt securities as of September 30, 2019 were as follows:

(in thousands)	Fair value
Due in one year or less	$24,019
Due in two to five years	3,550
Due in six to ten years	2,640
Available-for-sale debt securities	$30,209

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Conditional right to receive consideration	$16,032	$19,705
Unconditional right to receive consideration	9,713	10,753
Revenue in excess of billings	$25,745	$30,458

Assets held for sale – Assets held for sale as of September 30, 2019 and December 31, 2018 consisted of 1 small business customer list with a carrying value of $1,350. We are actively marketing this asset, and we expect the selling price will equal or exceed its current carrying value.

During the quarter ended September 30, 2018, we sold the assets of a provider of printed and promotional products, as well as certain small business customer lists. During the nine months ended September 30, 2018, we also sold the assets of an additional provider of printed and promotional products and a small business distributor, as well as additional small business

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

customer lists. We determined that these assets would be better positioned for long-term growth if they were managed by independent distributors. Subsequent to the sales, the assets are owned by independent distributors that are part of our Safeguard® distributor network. As such, our revenue was not impacted by these sales and the impact to our costs was not significant. These sales resulted in aggregate net gains within SG&A expense of $1,765 for the quarter ended September 30, 2018 and $12,855 for the nine months ended September 30, 2018.

Intangibles – Intangibles were comprised of the following:

	September 30, 2019			December 31, 2018
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$417,098	$(334,336)	$82,762	$388,477	$(308,313)	$80,164
Customer lists/relationships	357,809	(190,993)	166,816	379,570	(170,973)	208,597
Trade names	32,361	(27,048)	5,313	50,645	(26,204)	24,441
Technology-based intangibles	34,080	(19,772)	14,308	39,300	(14,007)	25,293
Software to be sold	36,900	(18,601)	18,299	36,900	(15,430)	21,470
Other	700	(700)	—	700	(700)	—
Intangibles	$878,948	$(591,450)	$287,498	$895,592	$(535,627)	$359,965

During the quarter ended September 30, 2019, we recorded asset impairment charges related to customer lists/relationships, trade names and technology-based intangibles. Further information regarding these asset impairment charges can be found in Note 8.

Amortization of intangibles was $26,736 for the quarter ended September 30, 2019, $28,505 for the quarter ended September 30, 2018, $83,224 for the nine months ended September 30, 2019 and $84,199 for the nine months ended September 30, 2018. Based on the intangibles in service as of September 30, 2019, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2019	$27,463
2020	89,907
2021	68,423
2022	41,251
2023	26,533

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following intangibles were acquired during the nine months ended September 30, 2019:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$33,370	3
Customer lists/relationships(1)	11,970	8
Acquired intangibles	$45,340	5

(1) These asset purchases did not qualify as business combinations.

Goodwill – Changes in goodwill during the nine months ended September 30, 2019 were as follows:

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Balance, December 31, 2018:
Goodwill, gross	$765,266	$373,421	$148,506	$1,287,193
Accumulated impairment charges	(126,567)	—	—	(126,567)
Goodwill, net of accumulated impairment charges	638,699	373,421	148,506	1,160,626
Impairment charges (Note 8)	(242,267)	(115,474)	—	(357,741)
Measurement-period adjustments for prior year acquisitions (Note 6)	(340)	(1,427)	—	(1,767)
Currency translation adjustment	(832)	—	—	(832)
Balance, September 30, 2019	$395,260	$256,520	$148,506	$800,286

Balance, September 30, 2019:
Goodwill, gross	764,094	371,994	148,506	1,284,594
Accumulated impairment charges	(368,834)	(115,474)	—	(484,308)
Goodwill, net of accumulated impairment charges	$395,260	$256,520	$148,506	$800,286

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Loans and notes receivable from Safeguard distributors	$67,924	$78,693
Prepaid product discounts	51,748	54,642
Postretirement benefit plan asset	45,808	41,259
Deferred sales commissions(1)	10,603	6,482
Deferred advertising costs	4,089	5,746
Other	9,431	9,286
Other non-current assets	$189,603	$196,108

(1) Amortization of deferred sales commissions was $2,246 for the nine months ended September 30, 2019 and $2,033 for the nine months ended September 30, 2018.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Balance, beginning of year	$54,642	$63,895
Additions(1)	15,275	11,695
Amortization	(17,861)	(16,976)
Other	(308)	(75)
Balance, end of period	$51,748	$58,539

(1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $20,370 for the nine months ended September 30, 2019 and $19,125 for the nine months ended September 30, 2018.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Funds held for customers	$93,337	$99,818
Deferred revenue(1)	39,845	54,313
Employee profit sharing/cash bonus	31,323	31,286
Wages	13,055	6,359
Operating lease liabilities	12,840	—
Prepaid product discounts due within one year	11,221	10,926
Customer rebates	9,845	9,555
Restructuring and integration (Note 9)	6,138	3,320
Other	46,655	68,704
Accrued liabilities	$264,259	$284,281

(1) $45,032 of the December 31, 2018 amount was recognized as revenue during the nine months ended September 30, 2019.

Other non-current liabilities – Other non-current liabilities were comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Prepaid product discounts	$6,860	$12,513
Other	28,038	27,367
Other non-current liabilities	$34,898	$39,880

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$73,472	$57,851
Restricted cash and restricted cash equivalents included in funds held for customers	78,639	68,263
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$152,111	$126,114

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
(Loss) earnings per share – basic:
Net (loss) income	$(318,493)	$(31,083)	$(244,721)	$92,461
Income allocated to participating securities	(24)	(53)	(79)	(396)
(Loss) income available to common shareholders	$(318,517)	$(31,136)	$(244,800)	$92,065
Weighted-average shares outstanding	42,533	46,781	43,312	47,340
(Loss) earnings per share – basic	$(7.49)	$(0.67)	$(5.65)	$1.94

(Loss) earnings per share – diluted:
Net (loss) income	$(318,493)	$(31,083)	$(244,721)	$92,461
Income allocated to participating securities	(24)	(53)	(79)	(394)
Re-measurement of share-based awards classified as liabilities	—	(98)	—	(274)
(Loss) income available to common shareholders	$(318,517)	$(31,234)	$(244,800)	$91,793
Weighted-average shares outstanding	42,533	46,781	43,312	47,340
Dilutive impact of potential common shares	—	22	—	178
Weighted-average shares and potential common shares outstanding	42,533	46,803	43,312	47,518
(Loss) earnings per share – diluted	$(7.49)	$(0.67)	$(5.65)	$1.93
Antidilutive options excluded from calculation	1,422	1,037	1,422	570

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 5: Other comprehensive income

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net (loss) income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive (loss) income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Realized gain on interest rate swap	$81	$—	$81	$—	Interest expense
Tax expense	(21)	—	(21)	—	Income tax benefit (provision)
Realized gain on interest rate swap, net of tax	60	—	60	—	Net (loss) income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	1,066	1,066	Other income
Net actuarial loss	(806)	(721)	(2,417)	(2,163)	Other income
Total amortization	(451)	(366)	(1,351)	(1,097)	Other income
Tax benefit	70	47	209	447	Income tax benefit (provision)
Amortization of postretirement benefit plan items, net of tax	(381)	(319)	(1,142)	(650)	Net (loss) income
Total reclassifications, net of tax	$(321)	$(319)	$(1,082)	$(650)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2019 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2018	$(36,529)	$(323)	$—	$(19,727)	$(56,579)
Other comprehensive income (loss) before reclassifications	—	122	(1,790)	(19)	(1,687)
Amounts reclassified from accumulated other comprehensive loss	1,142	—	(60)	—	1,082
Net current-period other comprehensive income (loss)	1,142	122	(1,850)	(19)	(605)
Balance, September 30, 2019	$(35,387)	$(201)	$(1,850)	$(19,746)	$(57,184)

(1) Other comprehensive income before reclassifications is net of income tax expense of $43.

(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $635.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 6: Acquisitions

We periodically complete business combinations that align with our business strategy. The assets and liabilities acquired are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of comprehensive (loss) income from their acquisition dates. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense in the consolidated statements of comprehensive (loss) income. Transaction costs were not significant to our consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2019 and 2018.
We did not complete any acquisitions during the nine months ended September 30, 2019. Payments for acquisitions, net of cash acquired, for the nine months ended September 30, 2019 were $1,598 and related to holdback payments for prior year acquisitions. During the nine months ended September 30, 2018, we completed the following acquisitions within our Small Business Services segment:

•
In June 2018, we acquired selected assets of Velocity Servers, Inc., doing business as ColoCrossing, a data center solutions, cloud hosting and infrastructure colocation provider of dedicated hosing services.

•	In March 2018, we acquired all of the equity of Logomix Inc., a self-service marketing and branding platform that helps small businesses create logos and custom marketing products.

•	We acquired the operations of 3 small business distributors.
In August 2018, we acquired selected assets of REMITCO LLC, the remittance processing business of First Data Corporation. The results of this business are included in our Financial Services segment.
Payments for acquisitions, net of cash acquired, for the nine months ended September 30, 2018, included payments of $170,011 for these acquisitions and $20,385 for holdback payments for prior year acquisitions. Further information regarding our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.
During the nine months ended September 30, 2019, we recorded measurement-period adjustments for 2018 acquisitions that decreased goodwill $1,767, with the offset to various assets and liabilities, including a $1,000 increase in customer list intangible assets.

Note 7: Derivative financial instruments

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility (Note 13). The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet and are subsequently reclassified into interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $2,506 as of September 30, 2019 and was included in other non-current liabilities on the consolidated balance sheet. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of September 30, 2019 and its impact on our 2019 statements of comprehensive loss and statement of cash flows was not significant. We also do not expect the amount to be reclassified into interest expense over the next 12 months to be significant.

Note 8: Fair value measurements

Annual asset impairment analyses – We evaluate the carrying value of goodwill as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K, explains our methodology for assessing impairment of these assets.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

•
2019 annual impairment analyses – In completing the 2019 annual impairment analysis of goodwill, we elected to perform a qualitative analysis for 4 of our reporting units and a quantitative assessment for 2 of our reporting units: Financial Services Data-Driven Marketing and Small Business Services Web Services. Financial Services Data-Driven Marketing includes our businesses that provide outsourced marketing campaign targeting and execution and marketing analytics solutions. Small Business Services Web Services includes our businesses that provide hosting and domain name services, logo and web design, search engine marketing and optimization, payroll services and business incorporation and organization services.

The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analyses completed as of July 31, 2017, which indicated that the estimated fair values of the 4 reporting units exceeded their carrying values by approximate amounts between $64,000 and $1,405,000, or by amounts between 50% and 314% above the carrying values of their net assets. In completing these assessments, we noted no changes in events or circumstance that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount.

The quantitative analyses as of July 31, 2019 indicated that the goodwill of our Financial Services Data-Driven Marketing reporting unit was partially impaired and the goodwill of our Small Business Services Web Services reporting unit was fully impaired. As such, we recorded pretax goodwill impairment charges of $115,474 and $242,267, respectively. Both impairment charges resulted from a combination of triggering events and circumstances, including underperformance against 2019 expectations and the original acquisition business case assumptions, our decision in the third quarter of 2019 to exit certain customer contracts, the loss of certain large customers in the third quarter of 2019 as they elected to in-source some of the services we provide, and the sustained decline in our stock price. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $70,914 of goodwill remained in the Financial Services Data-Driven Marketing reporting unit.

•
2018 annual impairment analyses – Details of our 2018 annual impairment analyses can be found under the caption "Note 8: Fair value measurements" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These analyses indicated that the goodwill of the Small Business Services Indirect reporting unit was fully impaired, resulting in a pretax goodwill impairment charge of $78,188 during the quarter ended September 30, 2018. In addition, the assets of this reporting unit included an indefinite-lived trade name intangible asset. Our quantitative analysis of this asset indicated that it was also fully impaired (level 3 fair value measurement), resulting in a pretax asset impairment charge of $19,100.

Other non-recurring asset impairment analyses – Due to certain triggering events, we assessed for impairment the other long-lived assets of our Financial Services Data-Driven Marketing and Small Business Services Web Services reporting units as of July 31, 2019. As a result of the same factors that resulted in the goodwill impairment charge, we recorded pretax asset impairment charges of $31,316 related to certain trade name, customer list and technology-based intangible assets in the Small Business Services Web Services reporting unit. We concluded that the long-lived assets of our Financial Services Data-Driven Marketing reporting unit were not impaired. During the quarter ended September 30, 2019, we also recorded a pretax asset impairment charge of $1,923 related to an additional Financial Services customer list intangible asset. Due to a change in the related forecasted cash flows associated with the asset, we determined that it was fully impaired as of July 31, 2019. We utilized the discounted value of estimated future cash flows to estimate the fair values of these asset groups (level 3 fair value measurements).

During the quarter ended September 30, 2018, we recorded pretax asset impairment charges of $1,882 for Financial Services customer list intangible assets related to 2 small distributors we acquired in 2015. Based on higher than anticipated customer attrition, we determined that the customer lists were partially impaired as of July 31, 2018. During the quarter ended March 31, 2018, we recorded a pretax asset impairment charge of $2,149 related to a Small Business Services customer list intangible asset. Based on changes in the customer base of one of our small business distributors, we determined that the customer list asset was fully impaired as of March 31, 2018. We utilized the discounted value of estimated future cash flows to estimate the fair values of these asset groups (Level 3 fair value measurements).

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Information regarding the impairment analyses completed during each year was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
2019 analyses:
Trade names (Small Business Services)	$1,834	$—	$—	$1,834	$14,441
Customer lists (Small Business Services)	4,405	—	—	4,405	11,655
Technology-based (Small Business Services)	—	—	—	—	5,220
Customer list (Financial Services)	—	—	—	—	1,923
Goodwill					357,741
Total impairment charges					$390,980
2018 analyses:
Indefinite-lived trade name (Small Business Services)	$—	$—	$—	$—	$19,100
Customer list (Small Business Services)	—	$—	—	—	2,149
Customer lists (Financial Services)(1)	4,223	—	—	4,223	1,882
Goodwill					78,188
Total impairment charges					$101,319

(1) The fair value presented is for the entire asset group that includes the impaired customer lists.

Recurring fair value measurements – The fair value of accrued contingent consideration is remeasured each reporting period. Increases or decreases in projected revenue or operating income, as appropriate, and the related probabilities of achieving the forecasted results, may result in a higher or lower fair value measurement. Changes in fair value resulting from changes in the timing, amount of, or likelihood of contingent payments are included in SG&A expense on the consolidated statements of comprehensive (loss) income. Changes in fair value resulting from accretion for the passage of time are included in interest expense on the consolidated statements of comprehensive (loss) income.

Changes in accrued contingent consideration during the nine months ended September 30, 2019 were as follows:

(in thousands)	Nine Months Ended September 30, 2019
Balance, December 31, 2018	$2,396
Change in fair value	213
Payments	(1,284)
Balance, September 30, 2019	$1,325

Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive (loss) income and were not significant for the quarters or nine months ended September 30, 2019 and 2018.

Information regarding the fair values of our financial instruments was as follows:

			Fair value measurements using
	September 30, 2019		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net (loss) income:
Accrued contingent consideration	$(1,325)	$(1,325)	$—	$—	$(1,325)
Measured at fair value through comprehensive (loss) income:
Cash equivalents (funds held for customers)	14,000	14,000	14,000	—	—
Available-for-sale debt securities (funds held for customers)	16,209	16,209	—	16,209	—
Derivative liability (Note 7)	(2,506)	(2,506)	—	(2,506)	—
Amortized cost:
Cash	73,472	73,472	73,472	—	—
Cash (funds held for customers)	64,639	64,639	64,639	—	—
Loans and notes receivable from Safeguard distributors	71,189	64,506	—	—	64,506
Long-term debt	924,000	924,000	—	924,000	—

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Fair value measurements using
	December 31, 2018		Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	Carrying value	Fair value	(Level 1)	(Level 2)	(Level 3)
Measured at fair value through net (loss) income:
Accrued contingent consideration	$(2,396)	$(2,396)	$—	$—	$(2,396)
Measured at fair value through comprehensive (loss) income:
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

Note 9: Restructuring and integration expense

Restructuring and integration expense consists of costs related to the integration of acquired businesses into our systems and processes. It also includes costs related to the consolidation and migration of certain applications and processes, including our human resources management system and certain of our sales and financial systems. These costs primarily consist of information technology consulting and project management services, internal labor, training and travel. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, across functional areas. Our restructuring and integration activities have increased in 2019, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency.

Restructuring and integration expense for each period consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except number of employees)	2019	2018	2019	2018
Severance accruals	$5,124	$2,118	$10,270	$6,766
Severance reversals	(91)	(1,157)	(476)	(1,387)
Operating lease obligations	—	291	—	291
Net accruals	5,033	1,252	9,794	5,670
Other costs	22,641	3,852	41,660	8,127
Restructuring and integration expense	$27,674	$5,104	$51,454	$13,797
Number of employees included in severance accruals	180	75	270	180

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restructuring and integration expense is reflected in the consolidated statements of comprehensive (loss) income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Total cost of revenue	$1,419	$(31)	$2,365	$882
Operating expenses	26,255	5,135	49,089	12,915
Restructuring and integration expense	$27,674	$5,104	$51,454	$13,797

Restructuring accruals of $6,138 as of September 30, 2019 are reflected in the consolidated balance sheet as accrued liabilities. Accruals of $3,461 as of December 31, 2018 are reflected in the consolidated balance sheet as accrued liabilities of $3,320 and other non-current liabilities of $141. The majority of the related employee reductions are expected to be completed by the end of 2019, and we expect most of the related severance payments to be paid by mid-2020. As of September 30, 2019, approximately 130 employees had not yet started to receive severance benefits.

Restructuring accruals, summarized by year, were as follows:

(in thousands)	2019 initiatives	2018 initiatives	2017 initiatives	Total
Balance, December 31, 2018	$—	$3,448	$13	$3,461
Charges	9,919	351	—	10,270
Reversals	(155)	(308)	(13)	(476)
Payments	(3,886)	(2,949)	—	(6,835)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, September 30, 2019	$5,878	$260	$—	$6,138
Cumulative amounts:
Charges	$9,919	$8,487	$7,355	$25,761
Reversals	(155)	(1,720)	(726)	(2,601)
Payments	(3,886)	(6,225)	(6,629)	(16,740)
Adoption of ASU No. 2016-02(1)	—	(282)	—	(282)
Balance, September 30, 2019	$5,878	$260	$—	$6,138

(1) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), our operating lease obligations accrual was reversed and the related operating lease asset was analyzed for impairment in accordance with the new guidance.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of our restructuring accruals, by segment, were as follows:

	Employee severance benefits				Operating lease obligations
(in thousands)	Small Business Services	Financial Services	Direct Checks	Corporate(1)	Small Business Services	Financial Services	Total
Balance, December 31, 2018	$1,326	$1,397	$—	$456	$282	$—	$3,461
Charges	3,309	2,449	168	4,344	—	—	10,270
Reversals	(140)	(108)	(1)	(227)	—	—	(476)
Payments	(1,944)	(2,570)	(107)	(2,214)	—	—	(6,835)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, September 30, 2019	$2,551	$1,168	$60	$2,359	$—	$—	$6,138
Cumulative amounts:(3)
Charges	$7,848	$8,615	$311	$8,367	$329	$291	$25,761
Reversals	(744)	(1,315)	(6)	(465)	—	(71)	(2,601)
Payments	(4,553)	(6,132)	(245)	(5,543)	(47)	(220)	(16,740)
Adoption of ASU No. 2016-02(2)	—	—	—	—	(282)	—	(282)
Balance, September 30, 2019	$2,551	$1,168	$60	$2,359	$—	$—	$6,138

(1) As discussed in Note 17, corporate costs are allocated to our business segments. As such, the net corporate charges are reflected in the business segment operating (loss) income presented in Note 17 in accordance with our allocation methodology.

(2) Upon adoption of ASU No. 2016-02, Leasing, on January 1, 2019 (Note 2), our operating lease obligations accrual was reversed and the related operating lease asset was analyzed for impairment in accordance with the new guidance.

(3) Includes accruals related to our integration and cost reduction initiatives for 2017 through 2019.

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

In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee will be entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. The retention bonus will be paid to an employee if his or her employment is terminated without cause before the end of the retention period. In addition to these expenses, we incurred certain other costs related to the CEO transition process, including executive search, legal, travel and board of directors fees in 2018. During 2019, we incurred consulting fees related to the evaluation of our strategic plan and we expensed the majority of the current CEO's signing bonus in 2019. CEO transition costs are included in SG&A expense on the consolidated statements of comprehensive (loss) income and were $1,145 for the quarter ended September 30, 2019, $2,622 for the quarter ended September 30, 2018, $8,539 for the nine months ended September 30, 2019 and $4,152 for the nine months ended September 30, 2018. Accruals for CEO transition costs were $3,925 as of September 30, 2019 and were included in accrued liabilities on the consolidated balance sheet. Accruals for CEO transition costs as of December 31, 2018 were $1,972 within accrued liabilities and $1,808 within other non-current liabilities.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 11: Income tax benefit (provision)

The effective tax rate on pre-tax (loss) income reconciles to the United States federal statutory rate of 21% as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges (Note 8)	(22.0%)	7.1%
State income tax, net of federal income tax benefit	4.9%	3.0%
Foreign deferred tax valuation allowance	(3.4%)	—
Foreign tax rate differences	1.2%	0.4%
Net tax impact of share-based compensation	(0.7%)	(0.8%)
Impact of Tax Cuts and Jobs Act	—	(0.8%)
Other	(0.4%)	(0.3%)
Effective tax rate	0.6%	29.6%

During the quarter ended September 30, 2019, we recorded asset impairment charges related to certain intangible assets located in Australia. As a result, we placed a full valuation allowance on the intangible-related deferred tax asset of $8,432, as we do not expect that we will realize the benefit of this deferred tax asset.

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive (loss) income and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest cost	$682	$656	$2,046	$1,969
Expected return on plan assets	(1,740)	(1,934)	(5,218)	(5,802)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	806	721	2,417	2,163
Net periodic benefit income	$(607)	$(912)	$(1,821)	$(2,736)

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13: Debt

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Amount drawn on revolving credit facility	$924,000	$910,000
Capital lease obligations(1)	—	1,864
Long-term debt, principal amount	924,000	911,864
Less current portion of long-term debt	—	(791)
Long-term debt	924,000	911,073
Current portion of capital lease obligations(1)	—	791
Long-term debt due within one year	—	791
Total debt	$924,000	$911,864

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

As of December 31, 2018, we had a revolving credit facility in the amount of $950,000. In January 2019, we increased the credit facility by $200,000, bringing the total availability to $1,150,000, subject to increase under the credit agreement to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 3.29% as of September 30, 2019 and 3.79% as of December 31, 2018. In July 2019, we executed an interest rate swap to convert $200,000 of the amount drawn under the credit facility to fixed rate debt. Further information can be found in Note 7.

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

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Revolving credit facility:
Daily average amount outstanding	$933,934	$731,110
Weighted-average interest rate	3.69%	3.24%
Term loan facility:(1)
Daily average amount outstanding	$—	$63,638
Weighted-average interest rate	—	2.97%

(1) During 2018, we had borrowings outstanding under a variable rate term loan facility. These amounts were repaid in March 2018.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

As of September 30, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(924,000)
Outstanding letters of credit(1)	(5,733)
Net available for borrowing as of September 30, 2019	$220,267

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Note 14:  Leases

We have entered into operating leases for the majority of our facilities. These real estate leases have remaining terms of up to 10.0 years, with a weighted-average remaining term of 5.5 years as of September 30, 2019. We utilize leases for these facilities to limit our exposure to risks related to ownership, such as fluctuations in real estate prices, and to maintain flexibility in our real estate utilization. We have also entered into operating leases for certain equipment, primarily production printers and data center equipment. Certain of our leases include options to extend the lease term. The impact of renewal periods was not significant to the amounts recorded for operating lease assets and liabilities.

We have entered into finance leases for certain information technology hardware. The net book value of the related lease assets was $1,164 as of September 30, 2019 and the related lease liabilities were $1,545. The lease obligations are due through December 2022 and do not have a significant impact on our consolidated statements of comprehensive (loss) income or our consolidated statements of cash flows.

Operating lease expense was $6,363 for the quarter ended September 30, 2019 and $15,145 for the nine months ended September 30, 2019. Additional information regarding our operating leases was as follows:

(in thousands)	Nine Months Ended September 30, 2019
Operating cash outflows	$12,329
Lease assets obtained during the period in exchange for lease obligations	5,501

September 30, 2019
Operating lease assets	$41,739

Accrued liabilities	12,840
Operating lease liabilities	32,434
Total operating lease liabilities	$45,274
Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	3.6%

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Maturities of operating lease liabilities were as follows:

(in thousands)	Operating leases
Remainder of 2019	$3,332
2020	14,626
2021	10,954
2022	7,593
2023	3,731
Thereafter	11,334
Total lease payments	51,570
Less imputed interest	(6,296)
Present value of lease payments	$45,274

Note 15:  Other commitments and contingencies

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

Accruals for environmental matters were $2,272 as of September 30, 2019 and $2,755 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Accrued costs consist of direct costs of the remediation activities, primarily fees that will be paid to outside engineering and consulting firms. Although recorded accruals include our best estimates, our total costs cannot be predicted with certainty due to various factors, such as the extent of corrective action that may be required, evolving environmental laws and regulations and advances in environmental technology. Where the available information is sufficient to estimate the amount of the liability, that estimate is used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range is recorded. We do not believe that the range of possible outcomes could have a material effect on our financial condition, results of operations or liquidity. Environmental expense was not significant for the quarters or nine months ended September 30, 2019 and 2018.

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

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,596 as of September 30, 2019 and $6,627 as of December 31, 2018. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of September 30, 2019 or December 31, 2018.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters, as well as related charges recorded in each period, were not material to our financial position, results of operations or liquidity during the quarters or nine months ended September 30, 2019 and 2018, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity, upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

Note 16: Shareholders’ equity

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. During the nine months ended September 30, 2019, we repurchased 2.6 million shares for $118,547. As of September 30, 2019, $301,452 remained available for repurchase under the authorization.

Note 17: Business segment information

As of September 30, 2019, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Small Business Services promotes and sells products and services to small businesses via direct response mail and internet advertising; referrals from financial institutions, telecommunications clients and others; networks of Safeguard distributors and independent dealers; a direct sales force that focuses on selling to and through enterprise accounts; and an outbound telemarketing group. Financial Services' products and services are sold primarily through a direct sales force that executes product and service supply contracts with our financial institution clients, including banks, credit unions and financial services companies. Direct Checks sells products and services directly to consumers using direct marketing, including print advertising and search engine marketing and optimization strategies. All 3 segments operate primarily in the United States. Small Business Services also has operations in Canada, Australia and portions of Europe, and Financial Services has operations in Canada.

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

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2019
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$68,258	$—	$—	$68,258
Treasury management solutions	—	45,836	—	45,836
Web services	40,906	—	—	40,906
Data-driven marketing solutions	—	39,889	—	39,889
Fraud, security, risk management and operational services	6,171	12,749	3,144	22,064
Total MOS	115,335	98,474	3,144	216,953
Checks	115,392	53,111	24,330	192,833
Forms, accessories and other products	79,484	3,014	1,309	83,807
Total revenue	$310,211	$154,599	$28,783	$493,593

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2019
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$203,192	$—	—	$203,192
Treasury management solutions	—	136,782	—	136,782
Web services	125,856	—	—	125,856
Data-driven marketing solutions	—	115,469	—	115,469
Fraud, security, risk management and operational services	18,339	37,278	9,899	65,516
Total MOS	347,387	289,529	9,899	646,815
Checks	349,116	165,778	75,587	590,481
Forms, accessories and other products	235,268	9,779	4,302	249,349
Total revenue	$931,771	$465,086	$89,788	$1,486,645

	Quarter Ended September 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$69,490	$—	$—	$69,490
Treasury management solutions	—	35,833	—	35,833
Web services	41,973	—	—	41,973
Data-driven marketing solutions	—	39,808	—	39,808
Fraud, security, risk management and operational services	6,383	12,953	3,460	22,796
Total MOS	117,846	88,594	3,460	209,900
Checks	117,918	54,800	25,874	198,592
Forms, accessories and other products	79,835	3,377	1,486	84,698
Total revenue	$315,599	$146,771	$30,820	$493,190

	Nine Months Ended September 30, 2018
(in thousands)	Small Business Services	Financial Services	Direct Checks	Consolidated
Marketing solutions and other services:
Small business marketing solutions	$205,694	$—	$—	$205,694
Treasury management solutions	—	93,591	—	93,591
Web services	120,199	—	—	120,199
Data-driven marketing solutions	—	114,275	—	114,275
Fraud, security, risk management and operational services	19,487	37,856	10,761	68,104
Total MOS	345,380	245,722	10,761	601,863
Checks	360,637	170,442	81,425	612,504
Forms, accessories and other products	243,638	10,563	4,781	258,982
Total revenue	$949,655	$426,727	$96,967	$1,473,349

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following tables present our revenue disaggregated by geography, based on where items are shipped or services are performed.

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended September 30, 2019:
United States	$286,025	$149,575	$28,783	$464,383
Foreign, primarily Canada and Australia	24,186	5,024	—	29,210
Total revenue	$310,211	$154,599	$28,783	$493,593
Nine Months Ended September 30, 2019:
United States	$857,759	$451,126	$89,788	$1,398,673
Foreign, primarily Canada and Australia	74,012	13,960	—	87,972
Total revenue	$931,771	$465,086	$89,788	$1,486,645

(in thousands)	Small Business Services	Financial Services	Direct Checks	Total
Quarter Ended September 30, 2018:
United States	$290,752	$141,979	$30,820	$463,551
Foreign, primarily Canada and Australia	24,847	4,792	—	29,639
Total revenue	$315,599	$146,771	$30,820	$493,190
Nine Months Ended September 30, 2018:
United States	$871,574	$411,185	$96,967	$1,379,726
Foreign, primarily Canada and Australia	78,081	15,542	—	93,623
Total revenue	$949,655	$426,727	$96,967	$1,473,349

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

We are an integrated enterprise, characterized by substantial intersegment cooperation, cost allocations and sharing of assets. Therefore, we do not represent that these segments, if operated independently, would report the operating (loss) income and other financial information shown.

DELUXE CORPORATION
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following is our segment information as of and for the quarters ended September 30, 2019 and 2018:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2019	$310,211	$154,599	$28,783	$—	$493,593
	2018	315,599	146,771	30,820	—	493,190
Operating (loss) income:	2019	(243,193)	(105,691)	8,201	—	(340,683)
	2018	(45,254)	17,612	10,360	—	(17,282)
Depreciation and amortization expense:	2019	14,497	15,220	777	—	30,494
	2018	17,173	15,424	809	—	33,406
Asset impairment charges:	2019	273,583	117,397	—	—	390,980
	2018	97,288	1,882	—	—	99,170
Total assets:	2019	809,058	560,405	155,487	364,013	1,888,963
	2018	1,056,086	753,240	157,806	300,235	2,267,367
Capital asset purchases:	2019	—	—	—	17,335	17,335
	2018	—	—	—	14,526	14,526

The following is our segment information as of and for the nine months ended September 30, 2019 and 2018:

		Reportable Business Segments
(in thousands)		Small Business Services	Financial Services	Direct Checks	Corporate	Consolidated
Total revenue from external customers:	2019	$931,771	$465,086	$89,788	$—	$1,486,645
	2018	949,655	426,727	96,967	—	1,473,349
Operating (loss) income:	2019	(163,805)	(86,134)	24,853	—	(225,086)
	2018	72,288	49,565	31,396	—	153,249
Depreciation and amortization expense:	2019	47,730	45,231	2,469	—	95,430
	2018	48,765	45,740	2,418	—	96,923
Asset impairment charges:	2019	273,583	117,397	—	—	390,980
	2018	99,437	1,882	—	—	101,319
Total assets:	2019	809,058	560,405	155,487	364,013	1,888,963
	2018	1,056,086	753,240	157,806	300,235	2,267,367
Capital asset purchases:	2019	—	—	—	49,679	49,679
	2018	—	—	—	42,566	42,566

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the consolidated unaudited financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed herein. Interim results are not necessarily indicative of results for a full year.

Our MD&A includes the following sections:

•	Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year;

•	Consolidated Results of Operations; Restructuring, Integration and Other Costs; CEO Transition Costs and Segment Results that include a more detailed discussion of our revenue and expenses;

•	Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position;

•	Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments; and

•	Critical Accounting Policies that discusses the policies we believe are important to understanding the assumptions and judgments underlying our financial statements.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In addition, we discuss adjusted diluted earnings per share (EPS), which is a non-GAAP financial measure. We believe that this non-GAAP financial measure, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future period operating performance. For this reason, our internal management reporting also includes adjusted diluted EPS, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our measure of adjusted diluted EPS may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The detailed reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Our unaudited consolidated statement of cash flows for the nine months ended September 30, 2018 has been revised to correct a misstatement associated with the presentation of restricted cash and restricted cash equivalents included in funds held for customers on our consolidated balance sheet. Further information regarding this misstatement can be found under the caption "Note 1: Consolidated financial statements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

EXECUTIVE OVERVIEW

As of September 30, 2019, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. Our business segments are generally organized by type of customer served and reflect the way we currently manage the company. Further information regarding our segments and our product and service offerings can be found under the caption "Note 17: Business segment information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Net loss for the first nine months of 2019 of $244.7 million, as compared to net income of $92.5 million for the first nine months of 2018, reflected an increase in asset impairment charges of $289.7 million (as described below), an increase in restructuring and integration expense of $37.7 million in support of our growth strategies and to increase our efficiency, as well as continued volume reductions in personal and business checks and forms, due primarily to the secular decline in check and forms usage. Additionally, medical costs increased approximately $11.0 million, interest expense increased $8.3 million, organic web services and treasury management revenue declined, and the Small Business Services commission rate increased. Stock-based compensation increased $5.6 million, driven by an increase in the level of equity awards in 2019, Chief Executive Officer (CEO) transition costs increased $4.4 million, and check pricing allowances within Financial Services continued. We also recognized gains from sales of businesses and customer lists within Small Business Services of $12.9 million in the first nine months of 2018. These increases in net loss were partially offset by a benefit of approximately $35.0 million from continuing initiatives to reduce our cost structure, primarily within our sales, marketing and fulfillment organizations, the benefit of Small Business Services price increases and incremental earnings from businesses acquired in 2018.

Diluted loss per share for the first nine months of 2019 of $5.65, as compared to diluted EPS of $1.93 for the first nine months of 2018, reflects the decrease in net income described in the preceding paragraph, partially offset by lower average shares outstanding in 2019.

Adjusted diluted EPS for the first nine months of 2019 was $4.88, compared to $5.01 for the first nine months of 2018, and excludes the impact of items that we believe are not indicative of ongoing operations. A reconciliation of diluted (loss) earnings per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first nine months of 2019 was driven by the impact of pretax asset impairment charges in the third quarter of 2019 of $391.0 million, or $7.92 per share. The impairment charges related to the goodwill of our Small Business Services Web Services and Financial Services Data-Driven Marketing reporting units, as well as amortizable intangible assets, primarily in our Small Business Services Web Services reporting unit. Further information regarding these impairment charges can be found in Critical Accounting Policies. This compares to asset impairment charges of $101.3 million, or $1.95 per share, in the first nine months of 2018. Further information regarding the 2018 asset impairment charges can be found in Critical Accounting Policies in the MD&A section of the 2018 Form 10-K.

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

We have moved beyond diversification as part of our transformation into a Trusted, Tech-Enabled Solutions CompanyTM. Our growth strategy focuses on organic growth, supplemented by acquisitions, rather than being dependent on acquisitions for growth. The shift in our strategic focus requires us to fundamentally change our go-to-market strategy, operating model and organizational design. We expect that fully integrating past acquisitions and consolidating and standardizing our technology platforms will enable us to operate as one Deluxe, selling all of our products and services to any customer. We plan to invest between $40.0 million and $45.0 million in 2019 and between $30.0 million and $60.0 million in 2020 to build out our technology platforms, including sales technology that will enable a single view of our customer, providing for deeper cross-sell opportunities. We are also investing in our human capital management and financial management and planning systems to enable integration and replacement of duplicative and aging collaboration tools and platforms. Strategically, we believe these enhancements will make it easier for us to quickly integrate any future acquisitions. These investments will consist of capital and expense items, which we plan to fund from structural cost savings and free cash flow. However, we expect that timing differences will impact our ability to self-fund through efficiency savings alone.

As we move forward, we intend to focus on growth businesses with recurring revenue streams, scalable business models, attractive cost structures, data-rich business models and strong price-to-earnings ratios. We will first focus on accelerating revenue growth organically and then supplement growth with selective, strategic acquisitions. While we will continue to sell to enterprise, small business, financial services and individual customers, our business will not be organized by customer type in the future. Instead, we intend to focus our efforts on 4 primary business areas: Payments, Cloud, Promotional Products and Checks. We expect to reinvest free cash flow into the 2 areas we view as our primary platforms for growth: Payments and Cloud. Our intent is to realign our business segments and have the capability to report our operating results under the new structure, both internally and externally, in early 2020. During the transition period, we plan to implement our new strategy while delivering on our annual plan and consistently paying a dividend to shareholders.

Outlook for 2019

We anticipate that consolidated revenue will be at the low end of our previous outlook range of $2.005 billion to $2.045 billion for 2019, compared to $1.998 billion for 2018. We expect that 2019 adjusted diluted EPS will be at the low end of our previous outlook range of $6.65 to $6.95, compared to $6.88 for 2018.

We continue to anticipate that net cash provided by operating activities will be between $270.0 million and $285.0 million in 2019, compared to $339.3 million in 2018, driven primarily by increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures of approximately $75.0 million, dividend payments, required interest payments, and periodic share repurchases, as well as possible acquisitions. As of September 30, 2019, $220.3 million was available for borrowing under our revolving credit facility. We expect to maintain a disciplined approach to capital deployment that focuses on our need to continue investing in initiatives to drive revenue growth, both organically and through acquisitions. We anticipate that our board of directors will maintain our current dividend level. However, dividends are approved by the board of directors on a quarterly basis, and thus are subject to change. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per order amounts)	2019	2018	Change	2019	2018	Change
Total revenue	$493,593	$493,190	0.1%	$1,486,645	$1,473,349	0.9%
Orders(1)	11,925	11,595	2.8%	35,295	35,555	(0.7%)
Revenue per order	$41.39	$42.53	(2.7%)	$42.12	$41.44	1.6%

(1) Orders is our company-wide measure of volume and includes both products and services.

The slight increase in total revenue for the third quarter of 2019, as compared to the third quarter of 2018, was driven primarily by incremental revenue of approximately $11.3 million from businesses acquired in 2018, as well as Small Business Services price increases and an increase of approximately $5.0 million related to 1 additional business day in 2019. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These increases in revenue were partially offset by the continuing decline in order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, Small Business Services web services volume, excluding incremental revenue from a business acquired in 2018, declined approximately $2.0 million. Revenue was also negatively impacted during the third quarter of 2019 by continued check pricing allowances within Financial Services.

The increase in total revenue for the first nine months of 2019, as compared to the first nine months of 2018, was driven primarily by incremental revenue of approximately $62.2 million from businesses acquired in 2018, as well as Small Business Services price increases. Information regarding our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K. These increases in revenue were partially offset by the continuing decline in order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, Small Business Services web services and Financial Services treasury management volume, excluding incremental revenue from businesses acquired in 2018, declined approximately $6.0 million and $4.0 million, respectively. Revenue was also negatively impacted during the first nine months of 2019 by continued check pricing allowances within Financial Services.

The number of orders increased in the third quarter of 2019, as compared to the third quarter of 2018, as the impact of growth in marketing solutions and other services (MOS) revenue, including the impact of our 2018 acquisitions, exceeded the impact of the continuing secular decline in check and forms usage. The number of orders decreased for the first nine months of 2019, as compared to the first nine months of 2018, due primarily to the continuing secular decline in check and forms usage, partially offset by growth in MOS, including the impact of our 2018 acquisitions. The decrease in revenue per order for the third quarter of 2019 and the increase in revenue per order for the first nine months of 2019, as compared to the same periods in 2018, were primarily driven by the mix of product and service revenue in each period, as well as the benefit of Small Business Services price increases and the negative impact of continued check pricing allowances in Financial Services.

Service revenue represented 29.8% of total revenue for the first nine months of 2019 and 27.0% for the first nine months of 2018. As such, the majority of our revenue is generated by product sales. We do not manage our business based on product versus service revenue. Instead, we analyze our revenues based on the following categories:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Marketing solutions and other services:
Small business marketing solutions	13.8%	14.1%	13.7%	14.0%
Treasury management solutions	9.3%	7.3%	9.2%	6.3%
Web services	8.3%	8.5%	8.4%	8.2%
Data-driven marketing solutions	8.1%	8.1%	7.8%	7.8%
Fraud, security, risk management and operational services	4.4%	4.6%	4.4%	4.6%
Total MOS	43.9%	42.6%	43.5%	40.9%
Checks	39.1%	40.3%	39.7%	41.5%
Forms, accessories and other products	17.0%	17.1%	16.8%	17.6%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	Change		2019	2018	Change
Total cost of revenue	$203,723	$197,634	3.1%		$605,875	$576,594	5.1%
Total cost of revenue as a percentage of total revenue	41.3%	40.1%	1.2	pts.	40.8%	39.1%	1.7	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were primarily attributable to incremental costs of businesses acquired in 2018 of $5.9 million for the third quarter of 2019 and $31.4 million for the first nine months of 2019, as well as increased shipping and material rates and higher medical costs in 2019. In addition, restructuring and integration expense increased $1.5 million for both the third quarter and first nine months of 2019. Partially offsetting these increases in total cost of revenue was the impact of the lower order volume for both personal and business checks, as well as forms and accessories sold by Small Business Services. In addition, manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives resulted in a reduction in total cost of revenue of approximately $3.0 million for the third quarter of 2019 and $8.0 million for the first nine months of 2019. Total cost of revenue as a percentage of total revenue increased in both periods as compared to 2018, in large part due to the increase in service revenues, including the impact of our 2018 acquisitions, as well as the increased shipping, materials, medical, restructuring and integration costs, partially offset by Small Business Services price increases.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	Change		2019	2018	Change
SG&A expense	$213,318	$208,533	2.3%		$665,787	$629,272	5.8%
SG&A expense as a percentage of total revenue	43.2%	42.3%	0.9	pts.	44.8%	42.7%	2.1	pts.

The increase in SG&A expense for the third quarter of 2019, as compared to the third quarter of 2018, was driven by incremental costs of $4.9 million from businesses acquired in 2018, including acquisition amortization. In addition, information technology costs related to infrastructure investments increased, we incurred business transformation costs of $2.0 million in the third quarter of 2019, share-based compensation expense increased approximately $2.0 million, driven by an increase in the level of equity awards in 2019, and medical costs continued to increase. Also, during the third quarter of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $1.8 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in SG&A expense were partially offset by various expense reduction initiatives of approximately $9.0 million, primarily within our sales and marketing organizations. Also, amortization expense related to acquisitions prior to 2018 decreased approximately $5.0 million for the third quarter of 2019 compared to the third quarter of 2018.

The increase in SG&A expense for the first nine months of 2019, as compared to the first nine months of 2018, was driven by incremental costs of $26.1 million from businesses acquired in 2018, including acquisition amortization, medical costs increased approximately $6.0 million, information technology costs related to infrastructure investments and the average Small Business Services commission rate increased, and share-based compensation expense increased approximately $5.0 million, driven by an increase in the level of equity awards in 2019. In addition, CEO transition costs increased $4.4 million, and legal-related expenses increased approximately $4.0 million. Also, during the first nine months of 2018, we recognized gains from sales of businesses and customer lists within Small Business Services of $12.9 million. Further information regarding these asset sales can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. These increases in SG&A expense were partially offset by various expense reduction initiatives of approximately $27.0 million, primarily within our sales and marketing organizations. Also, amortization expense related to acquisitions prior to 2018 decreased approximately $9.5 million for the first nine months of 2019 compared to the first nine months of 2018.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Restructuring and integration expense	$26,255	$5,135	$21,120	$49,089	$12,915	$36,174

Restructuring and integration expense increased for the third quarter and first nine months of 2019, as compared to the same periods in 2018, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Further information can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Asset impairment charges	$390,980	$99,170	$291,810	$390,980	$101,319	$289,661

During the third quarter of 2019, we recorded pretax asset impairment charges of $391.0 million related to goodwill and certain trade name, customer list and technology intangible assets. Further information regarding these charges can be found in Critical Accounting Policies.

During the third quarter of 2018, we recorded pretax asset impairment charges of $99.2 million related to Small Business Services goodwill and an indefinite-lived trade name, as well as certain customer list intangible assets within Financial Services related to 2 small business distributors we acquired in 2015. During the first quarter of 2018, we recorded a pre-tax asset impairment charge of $2.1 million related to a Small Business Services customer list intangible asset. Further information regarding these charges can be found in Critical Accounting Policies in the MD&A section of the 2018 Form 10-K.

Interest Expense

	Quarter Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	Change		2019	2018	Change
Interest expense	$8,710	$7,244	20.2%		$27,251	$18,953	43.8%
Weighted-average debt outstanding	931,092	841,151	10.7%		933,934	767,045	21.8%
Weighted-average interest rate	3.5%	3.2%	0.3	pts.	3.7%	3.1%	0.6	pts.

The increases in interest expense for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were primarily driven by our higher weighted-average interest rate in both periods, as well as the higher weighted-average debt level arising, in part, from our share repurchase activity and financing for acquisitions completed throughout 2018.

Income Tax (Benefit) Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Income tax (benefit) provision	$(28,717)	$8,913	(422.2%)	$(1,498)	$47,916	(103.1%)
Effective income tax rate	8.3%	(40.2%)	48.5 pts.	0.6%	34.1%	(33.5) pts.

The changes in our effective income tax rate for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were driven primarily by the nondeductible portion of the goodwill impairment charges in each period, combined with the impact of asset impairment charges on pretax (loss) income in each period. The nondeductible portion of the goodwill impairment charges resulted in tax expense of $54.2 million in the third quarter of 2019 compared to $15.9 million in the third quarter of 2018. In addition, during the third quarter of 2019, we placed a full valuation allowance of $8.4 million on the intangible-related deferred tax asset generated by the impairment of intangible assets located in Australia. Further information regarding our effective tax rate for the first nine months of 2019 as compared to our 2018 annual effective tax rate can be found under the caption: "Note 11: Income tax benefit (provision)" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Diluted EPS

	Quarter Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Diluted EPS	$(7.49)	$(0.67)	1,017.9%	$(5.65)	$1.93	(392.7%)
Adjusted diluted EPS	1.71	1.74	(1.7%)	4.88	5.01	(2.6%)

The increase in diluted loss per share for the third quarter of 2019, as compared to the third quarter of 2018, was driven primarily by the $291.8 million increase in asset impairment charges in the third quarter of 2019, a $22.6 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, continued volume reductions in checks, forms and accessories and increased information technology costs related to infrastructure investments, as well as an increase in business transformation costs, share-based compensation expense and medical costs. These increases in diluted loss per share were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives of approximately $12.0 million, Small Business Services price increases and a $4.0 million decrease in acquisition-related amortization, including the impact of our 2018 acquisitions.

The decrease in diluted EPS for the first nine months of 2019, as compared to the first nine months of 2018, was driven primarily by the $289.7 million increase in asset impairment charges in 2019, a $37.7 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, continued volume reductions in checks, forms and accessories, and the gain on sales of Small Business Services businesses and customer lists of $12.9 million in 2018. Additionally, medical costs increased approximately $11.0 million, interest expense increased $8.3 million, organic web services and treasury management revenue declined, and information technology costs related to infrastructure investments and the Small Business Services commission rate increased. Stock-based compensation increased $5.6 million, driven by an increase in the level of equity awards in 2019, CEO transition costs increased $4.4 million, and check pricing allowances within Financial Services continued. These decreases in diluted EPS were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives of approximately $35.0 million, the benefit of Small Business Services price increases and incremental earnings from businesses acquired in 2018.

The decreases in adjusted diluted EPS for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were driven primarily by the continuing decline in checks, forms and accessories, increased medical costs and interest expense, lower organic web services and treasury management revenue, increased information technology costs related to infrastructure investments, a higher average Small Business Services commission rate, continued check pricing allowances within Financial Services and increased material and shipping rates. These decreases in adjusted diluted EPS were partially offset by lower shares outstanding in 2019, benefits from our cost reduction initiatives, Small Business Services price increases and incremental earnings from businesses acquired in 2018.

Non-GAAP Financial Measure

We believe that adjusted diluted EPS provides useful comparable information for investors by excluding the impact of items that we believe are not indicative of ongoing operations. It is reasonable to expect that one or more of these excluded items will occur in future periods, but the amounts recognized will vary significantly.

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2019	2018	2019	2018	2018
Diluted EPS	$(7.49)	$(0.67)	$(5.65)	$1.93	$3.16
Asset impairment charges	8.06	1.93	7.92	1.95	1.96
Acquisition amortization	0.49	0.33	1.13	0.88	1.23
Restructuring, integration and other costs	0.53	0.09	0.93	0.22	0.34
CEO transition costs	0.02	0.04	0.15	0.07	0.11
Share-based compensation	0.10	0.05	0.29	0.16	0.21
Certain legal-related expense	—	0.03	0.11	0.03	0.15
Acquisition transaction costs	—	—	—	0.01	0.02
Gain on sales of businesses and customer lists	—	(0.03)	—	(0.22)	(0.27)
Loss on debt retirement	—	—	—	0.01	0.01
Impact of federal tax reform	—	(0.03)	—	(0.03)	(0.04)
Adjusted diluted EPS	$1.71	$1.74	$4.88	$5.01	$6.88

Note that we have not reconciled adjusted diluted EPS outlook guidance for full year 2019 to diluted EPS because we do not provide outlook guidance on diluted EPS or the reconciling items between diluted EPS and this non-GAAP financial measure. Because of the substantial uncertainty and variability surrounding certain of these forward-looking reconciling items, including asset impairment charges, restructuring, integration and other costs, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these items is high and, based on historical experience, could be material.

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consisted of costs related to the integration of acquired businesses into our systems and processes. It also includes costs related to the consolidation and migration of certain applications and processes, including our human resources management system and certain of our sales and financial systems. These costs primarily consisted of information technology consulting and project management services, internal labor, training and travel. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, primarily within our sales, marketing and fulfillment functions. Our restructuring and integration activities have increased in 2019, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and integration expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition to restructuring and integration expense, we also recognized certain business transformation expenses related to optimizing our business processes in line with our growth strategies. These costs totaled $2.0 million for the third quarter of 2019 and $2.2 million for the first nine months of 2019.

The majority of the employee reductions included in our restructuring accruals are expected to be completed in 2019, and we expect most of the related severance payments to be paid by mid-2020. As a result of our employee reductions, we expect to realize cost savings of approximately $2.5 million in total cost of revenue and $15.0 million in SG&A expense in 2019, in comparison to our 2018 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2019.

CEO TRANSITION COSTS

In April 2018, we announced the retirement of Lee Schram, our former CEO. Mr. Schram remained employed under the terms of a transition agreement through March 1, 2019. Under the terms of this agreement, we provided certain benefits to Mr. Schram, including a transition bonus in the amount of $2.0 million that was paid in March 2019. In addition, modifications were made to certain of his share-based payment awards. In conjunction with the CEO transition, we offered retention agreements to certain members of our management team under which each employee is entitled to receive a cash bonus equal to his or her annual base salary or up to 1.5 times his or her annual base salary if he or she remains employed during the retention period, generally from July 1, 2018 to December 31, 2019, and complies with certain covenants. In addition to these expenses, we incurred certain other costs related to the CEO transition process, including executive search, legal, travel and board of directors fees in 2018. During the first nine months of 2019, we incurred consulting fees related to the evaluation of our strategic plan and we expensed the majority of the current CEO's signing bonus. CEO transition costs are included in SG&A expense on the consolidated statements of comprehensive (loss) income and were $1.1 million for the third quarter of 2019, $2.6 million for the third quarter of 2018, $8.5 million for the first nine months of 2019 and $4.2 million for the first nine months of 2018. We estimate that these costs will total approximately $9.0 million for 2019, compared to $7.2 million for 2018. We anticipate that the remaining management retention bonuses will be paid in the first quarter of 2020. Accruals for CEO transition costs were included within accrued liabilities on the consolidated balance sheet and were $3.9 million as of September 30, 2019.

SEGMENT RESULTS

Additional financial information regarding our business segments appears under the caption “Note 17: Business segment information” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Small Business Services

Results for our Small Business Services segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$310,211	$315,599	(1.7%)	$931,771	$949,655	(1.9%)
Operating (loss) income	(243,193)	(45,254)	437.4%	(163,805)	72,288	(326.6%)
Operating margin	(78.4%)	(14.3%)	(64.1) pts.	(17.6%)	7.6%	(25.2) pts.

The decrease in total revenue for the third quarter of 2019, as compared to the third quarter of 2018, was driven by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline. In addition, web services volume decreased approximately $2.0 million, excluding the effect of a 2018 acquisition, due primarily to a reduction in search and email marketing volume. These decreases in revenue were partially offset by the benefit of price increases and revenue of approximately $4.0 million due to one additional business day in 2019, as well as incremental revenue of approximately $1.8 million from the acquisition of My Corporation Business Services, Inc. in December 2018. Information about this acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

The decrease in total revenue for the first nine months of 2019, as compared to the first nine months of 2018, was driven by lower order volume, primarily related to checks, forms and accessories, as secular check and forms usage continues to decline. Web services volume also decreased approximately $6.0 million, excluding the effect of 2018 acquisitions, due primarily to a reduction in search and email marketing and web hosting volume. In addition, revenue was negatively impacted $4.0 million by foreign currency exchange rate changes. These decreases in revenue were partially offset by incremental revenue of approximately $14.7 million from businesses acquired in 2018, as well as the benefit of price increases. Information about our acquisitions can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

The increase in operating loss for the third quarter of 2019, as compared to the third quarter of 2018, was driven primarily by an increase in asset impairment charges of $176.3 million and a $16.6 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, as well as the lower order volume for checks, forms and accessories. Further information regarding the asset impairment charges can be found in Critical Accounting Policies. In addition, medical costs and material and shipping rates increased in 2019. Also, during the third quarter of 2018, we recognized gains from sales of businesses and customer lists of $1.8 million. Partially offsetting these increases in operating loss were price increases and benefits of our cost reduction initiatives.

The increase in operating loss for the first nine months of 2019, as compared to the first nine months of 2018, was driven primarily by an increase in asset impairment charges of $174.1 million and a $27.7 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, as well as the lower order volume for checks, forms and accessories and an increase in the average commission rate. Further information regarding the asset impairment charges can be found in Critical Accounting Policies. In addition, CEO transition costs allocated to this segment increased $2.4 million, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, and medical costs and material and shipping rates all increased in 2019. Also, during the first nine months of 2018, we recognized gains from sales of businesses and customer lists of $12.9 million. Partially offsetting these increases in operating loss were price increases and benefits of our cost reduction initiatives.

Financial Services

Results for our Financial Services segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$154,599	$146,771	5.3%	$465,086	$426,727	9.0%
Operating (loss) income	(105,691)	17,612	(700.1%)	(86,134)	49,565	(273.8%)
Operating margin	(68.4%)	12.0%	(80.4) pts.	(18.5%)	11.6%	(30.1) pts.

The increase in total revenue for the third quarter and first nine months of 2019, as compared to the same periods in 2018, was driven by incremental treasury management revenue from the acquisition of REMITCO LLC in August 2018 of approximately $9.5 million for the third quarter of 2019 and $47.5 million for the first nine months of 2019. Partially offsetting this increase in revenue, was a decrease in treasury management volume of approximately $4.0 million for the first nine months of 2019, excluding the incremental revenue from the acquisition, due to a customer electing to bring its services in-house, as well as a reduction in software maintenance revenue. In addition, revenue was negatively affected by lower check order volume, due primarily to the continued secular decline in check usage, as well as continued check pricing allowances.

The increase in operating loss for the third quarter of 2019, as compared to the third quarter of 2018, was primarily due to a $115.5 million increase in asset impairment charges in 2019 and a $4.6 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, as well as increased information technology costs related to infrastructure investments, lower check order volume and continued check pricing allowances. Further information regarding the asset impairment charges can be found in Critical Accounting Policies. In addition, medical costs and material and shipping rates increased in 2019. Partially offsetting these increases in operating loss were benefits of our continuing cost reduction initiatives.

The increase in operating loss for the first nine months of 2019, as compared to the first nine months of 2018, was primarily due to a $115.5 million increase in asset impairment charges in 2019, a $7.4 million increase in restructuring and integration expense in support of our growth strategies and to increase our efficiency, a $5.0 million increase in legal-related expenses in 2019, increased information technology costs related to infrastructure investments, lower check order volume and continued check pricing allowances. Further information regarding the asset impairment charges can be found in Critical Accounting Policies. In addition, share-based compensation expense increased, driven by an increase in the level of equity awards in 2019, and medical costs and material and shipping rates increased in 2019. Also, CEO transition costs allocated to this segment increased $1.9 million in 2019. Partially offsetting these increases in operating loss were benefits of our continuing cost reduction initiatives and a contribution of approximately $4.4 million from the REMITCO LLC acquisition, including acquisition amortization.

Direct Checks

Results for our Direct Checks segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Total revenue	$28,783	$30,820	(6.6%)	$89,788	$96,967	(7.4%)
Operating income	8,201	10,360	(20.8%)	24,853	31,396	(20.8%)
Operating margin	28.5%	33.6%	(5.1) pts.	27.7%	32.4%	(4.7) pts.

The decrease in revenue for the third quarter and first nine months of 2019, as compared to the same periods in 2018, was primarily due to the reduction in orders stemming from the continued secular decline in check usage. In addition, revenue per order was slightly lower in each period driven by unfavorable order channel mix and lower fraud services revenue.

The decreases in operating income and operating margin for the third quarter and first nine months of 2019, as compared to the same periods in 2018, were due primarily to the revenue decline, increased medical costs, and increased material and shipping rates in 2019. In addition, restructuring and integration expense increased $1.4 million for the third quarter of 2019 and $2.5 million for the first nine months of 2019 in support of our growth strategies and to increase our efficiency. These decreases in operating income and operating margin were partially offset by benefits from our cost reduction initiatives, including lower advertising expense driven by advertising print reduction initiatives.

CASH FLOWS AND LIQUIDITY

As of September 30, 2019, we held cash and cash equivalents of $73.5 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $78.6 million. The following table shows our cash flow activity for the nine months ended September 30, 2019 and 2018, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$208,024	$219,102	$(11,078)
Net cash used by investing activities	(49,879)	(231,924)	182,045
Net cash (used) provided by financing activities	(153,897)	12,563	(166,460)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	2,604	(2,446)	5,050
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$6,852	$(2,705)	$9,557

The $11.1 million decrease in net cash provided by operating activities for the first nine months of 2019, as compared to the first nine months of 2018, was due primarily to the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, increased medical costs, an $8.2 million increase in interest payments, and the timing of accounts payable payments. These decreases in operating cash flow were partially offset by a $32.7 million reduction in income tax payments in 2019, as well as benefits of our cost reduction initiatives, the timing of accounts receivable collections and annual billings in certain of our businesses, and Small Business Services price increases.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Income tax payments	$47,378	$80,063	$(32,685)
Interest payments	26,110	17,919	8,191
Performance-based compensation payments(1)	23,454	21,778	1,676
Prepaid product discount payments	20,370	19,125	1,245
Severance payments	6,835	5,327	1,508

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2019 was $182.0 million lower than the first nine months of 2018, driven primarily by a decrease of $188.8 million in payments for acquisitions. We did not complete any acquisitions during the first nine months of 2019. Information about our 2018 acquisitions can be found under the caption “Note 6: Acquisitions” in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K.

Net cash used by financing activities for the first nine months of 2019 was $166.5 million higher than the first nine months of 2018, due primarily to a net decrease in borrowings on long-term debt of $166.4 million and a net change in customer funds obligations of $8.7 million. These increases in cash used by financing activities were partially offset by a decrease of $4.9 million in employee taxes paid for shares withheld, as fewer stock options were exercised and fewer restricted stock unit awards vested in 2019.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018	Change
Payments for acquisitions, net of cash acquired(1)	$(1,598)	$(190,396)	$188,798
Payments for common shares repurchased	(118,547)	(120,000)	1,453
Purchases of capital assets	(49,679)	(42,566)	(7,113)
Cash dividends paid to shareholders	(39,068)	(42,943)	3,875
Net change in customer funds obligations	(8,711)	(58)	(8,653)
Employee taxes paid for shares withheld	(3,076)	(7,969)	4,893
Net change in debt	14,000	180,361	(166,361)
Proceeds from issuing shares under employee plans	3,159	7,300	(4,141)

(1) No acquisitions were completed during the first nine months of 2019. The amount paid in 2019 represents holdback payments for prior year acquisitions.

We continue to anticipate that net cash provided by operating activities will be between $270.0 million and $285.0 million in 2019, compared to $339.3 million in 2018, driven primarily by increased restructuring and integration activities in support of our growth strategies and to increase our efficiency, the continuing secular decline in check and forms usage, the payment of certain legal-related expenses, including $12.5 million accrued in the prior year and paid in the first quarter of 2019, and higher interest payments, partially offset by benefits from our cost savings initiatives and lower income tax payments. We expect that net cash provided by operating activities in 2019, along with availability under our revolving credit facility, will be utilized for capital expenditures of approximately $75.0 million, dividend payments, required interest payments and periodic share repurchases, as well as possible acquisitions. We intend to focus our capital spending on key revenue growth initiatives, investments in sales and financial technology and information technology infrastructure. As of September 30, 2019, $220.3 million was available for borrowing under our revolving credit facility. To the extent we generate excess cash, we expect to opportunistically repurchase common shares and/or reduce the amount outstanding under our credit facility agreement.

As of September 30, 2019, our foreign subsidiaries held cash and cash equivalents of $64.9 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the United States at one time, we estimate we would incur a withholding tax liability of approximately $3.0 million.

We believe that cash generated by operating activities, along with availability under our revolving credit facility, will be sufficient to support our operations for the next 12 months, including capital expenditures of approximately $75.0 million, dividend payments, required interest payments, and periodic share repurchases, as well as possible acquisitions.

CAPITAL RESOURCES

Our total debt was $924.0 million as of September 30, 2019, an increase of $12.1 million from December 31, 2018. Further information concerning our outstanding debt can be found under the caption “Note 13: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$200,000	3.2%	$1,864	2.0%	$198,136
Floating interest rate	724,000	3.3%	910,000	3.8%	(186,000)
Total debt	924,000	3.3%	911,864	3.8%	12,136
Shareholders’ equity	525,527		915,413		(389,886)
Total capital	$1,449,527		$1,827,277		$(377,750)

(1) The fixed interest rate amount as of September 30, 2019 represents the amount drawn under our revolving credit facility that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under the credit facility agreement. The fixed interest rate amount as of December 31, 2018 represents amounts outstanding under capital lease obligations. Upon adoption of Accounting Standards Update (ASU) No. 2016-02, Leasing, on January 1, 2019, we reclassified our capital lease obligations, now known as finance lease obligations, to accrued liabilities and other non-current liabilities on the consolidated balance sheet.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. During the first nine months of 2019, we repurchased 2.6 million shares for $118.5 million. As of September 30, 2019, $301.5 million remained available for repurchase under the authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 1 of this report.

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

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. We were in compliance with all debt covenants as of September 30, 2019, and we expect to remain in compliance with all debt covenants throughout the next 12 months.

As of September 30, 2019, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(924,000)
Outstanding letters of credit(1)	(5,733)
Net available for borrowing as of September 30, 2019	$220,267

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

Operating lease assets and liabilities – On January 1, 2019, we adopted ASU No. 2016-02, Leasing, and related amendments. Adoption of these standards had a material impact on our consolidated balance sheet, but did not have a significant impact on our consolidated statements of comprehensive loss or our consolidated statement of cash flows. The most significant impact was the recognition of operating lease assets of $50.8 million, current operating lease liabilities of $13.6 million and non-current operating lease liabilities of $37.4 million as of January 1, 2019. Prior periods were not restated upon adoption of these standards. Further information can be found under the caption "Note 2: New accounting pronouncements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts of our Financial Services segment. These costs are recorded as non-current assets upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the nine months ended September 30, 2019 and 2018 can be found under the caption "Note 3: Supplemental balance sheet and cash flow information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $20.4 million for the first nine months of 2019 and $19.1 million for the first nine months of 2018.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on our consolidated balance sheets. These accruals were $11.2 million as of September 30, 2019 and $10.9 million as of December 31, 2018. Accruals for prepaid product discount payments included in other non-current liabilities on our consolidated balance sheets were $6.9 million as of September 30, 2019 and $12.5 million as of December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. Further information regarding our environmental liabilities, as well as liabilities related to self-insurance and litigation, can be found under the caption “Note 15: Other commitments and contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in the Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first nine months of 2019 or during 2018.

A table of our contractual obligations was provided in the MD&A section of the 2018 Form 10-K. During the first nine months of 2019, we entered into certain software-as-a-service and professional services contracts. These contracts require minimum payments of $49.8 million, with $5.6 million payable in 2019 and a total of $33.6 million payable in 2020 and 2021. The remainder is payable through 2024. In addition, in September 2019, we executed an additional professional services contract that requires total minimum payments of approximately $30.0 million. The specific payment terms for this agreement are currently being negotiated, but we expect that this amount will likely be paid through 2026.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2018 Form 10-K. There were no changes in these policies during the first nine months of 2019.

Annual impairment analysis of goodwill – Our policy on impairment of indefinite-lived intangibles and goodwill, which is included under the caption "Note 1: Significant accounting policies" in the Notes to Consolidated Financial Statements appearing in the 2018 Form 10-K, explains our methodology for assessing impairment of these assets.

During the third quarter of 2019, we completed the annual impairment analysis of goodwill. We elected to perform a qualitative analysis for 4 of our reporting units and a quantitative assessment for 2 of our reporting units: Financial Services Data-Driven Marketing and Small Business Services Web Services. Financial Services Data-Driven Marketing includes our businesses that provide outsourced marketing campaign targeting and execution and marketing analytics solutions. Small Business Services Web Services includes our businesses that provide hosting and domain name services, logo and web design, search engine marketing and optimization, payroll services and business incorporation and organization services.

The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the quantitative analyses completed as of July 31, 2017, which indicated that the estimated fair values of the 4 reporting units exceeded their carrying values by approximate amounts between $64.0 million and $1.4 billion, or by amounts between 50% and 314% above the carrying values of their net assets. In completing these assessments, we noted no changes in events or circumstance that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount.

The quantitative analyses as of July 31, 2019 indicated that the goodwill of our Financial Services Data-Driven Marketing reporting unit was partially impaired and the goodwill of our Small Business Services Web Services reporting unit was fully impaired. As such, we recorded pretax goodwill impairment charges of $115.5 million and $242.3 million, respectively. Both impairment charges resulted from a combination of triggering events and circumstances, including underperformance against 2019 expectations and the original acquisition business case assumptions, our decision in the third quarter of 2019 to exit certain customer contracts, the loss of certain large customers in the third quarter of 2019 as they elected to in-source some of the services we provide, and the sustained decline in our stock price. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $70.9 million of goodwill remained in the Financial Services Data-Driven Marketing reporting unit.

Our impairment assessments are sensitive to changes in forecasted revenues and expenses, as well as our selected discount rate. For the Financial Services Data-Driven Marketing reporting unit, holding all other assumptions constant, if we assumed revenue in each year was 10% higher than we estimated, our impairment charge would have been approximately $16.0 million less, and if we assumed revenue in each year was 10% lower than we estimated, our impairment charge would have been approximately $17.0 million more. If we assumed our expenses, as a percentage of revenue, were 200 basis points lower in each year, our impairment charge would have been approximately $28.0 million less, and if we assumed our expenses, as a percentage of revenue, were 200 basis points higher in each year, our impairment charge would have been approximately $30.0 million more. If we assumed our selected discount rate of 12% was 200 basis points lower, our impairment charge would have been approximately $43.0 million less, and if we assumed the discount rate was 200 basis points higher, our impairment charge would have been approximately $28.0 million more.

In the case of the Small Business Services Web Services reporting unit, holding all other assumptions constant, if we assumed revenue in each year was 10% higher than we estimated, our impairment charge would have been approximately $6.0 million less. If we assumed our expenses, as a percentage of revenue, were 200 basis points lower in each year, our impairment charge would have been approximately $35.0 million less, and if we assumed our selected discount rate of 12% was 200 basis points lower, our impairment charge would have been approximately $12.0 million less.

Evaluations of asset impairment require us to make assumptions about future events, market conditions and financial performance over the life of the asset being evaluated. These assumptions require significant judgment and actual results may vary from our assumptions. For example, if our stock price were to further decline over a sustained period, if a downturn in economic conditions were to negatively affect our actual and forecasted operating results, if we were to change our business strategies and/or the allocation of resources, if we were to lose significant customers, if competition were to increase, or if order volume declines for checks and forms were to materially accelerate, these situations could indicate a decline in the fair value of one or more of our reporting units. This may require us to record additional impairment charges for a portion of goodwill or other assets.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first quarter of 2019 and those not yet adopted can be found under the caption “Note 2: New accounting pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2019, our total debt was comprised of $924.0 million drawn under our revolving credit facility at a weighted-average interest rate of 3.3%. The carrying amount reported in the consolidated balance sheets for amounts drawn under our revolving credit facility approximates fair value because our interest rates are variable and reflect current market rates. Amounts drawn on our revolving credit facility mature in March 2023.

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility. The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200.0 million of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheet and are subsequently reclassified into interest expense as interest payments are made on the variable-rate debt.

Based on the daily average amount of outstanding debt, a one percentage point change in our weighted-average interest rates would have resulted in a $5.4 million change in interest expense for the first nine months of 2019.

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

Item 4.  Controls and Procedures.

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2019 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we have previously announced, we believe that we can achieve greater operational synergies and reduce overall costs if we realign our existing operations to focus our efforts in four primary areas that we believe are critical to meeting our customers’ needs going forward: Payments, Cloud, Promotional Products and Checks. This realignment will take time, considerable senior management effort, material “buy-in” from our employees, and significant investment. If we are not able to achieve this realignment in a timely and cost-effective manner, our results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows purchases of our own common stock, based on trade date, that were completed during the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2019 – July 31, 2019	—	$—	—	$341,103,728
August 1, 2019 – August 31, 2019	681,897	44.67	681,897	310,642,888
September 1, 2019 – September 30, 2019	193,790	47.43	193,790	301,452,391
Total	875,687	45.28	875,687	301,452,391

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2019, we withheld 4,650 shares in conjunction with the vesting and exercise of equity-based awards.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Bylaws, as amended on August 21, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on August 27, 2019)
10.1	Deluxe Corporation Severance Plan for Certain Executive Level Employees, effective July 30, 2019*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: October 25, 2019	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2019	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)