Form 10-Q
period 2020-03-31
DELUXE CORP
filed 2020-05-08
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 30, 2020 was 41,831,715.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$310,146	$73,620
Trade accounts receivable, net of allowance for uncollectible accounts of $3,946 and $4,985, respectively	158,681	163,421
Inventories and supplies	42,681	39,921
Funds held for customers, including assets carried at fair value of $26,282 and $34,450, respectively	90,938	117,641
Revenue in excess of billings, net of allowance for uncollectible accounts of $830 as of March 31, 2020	33,696	32,790
Other current assets	50,062	44,818
Total current assets	686,204	472,211
Deferred income taxes	5,817	3,907
Long-term investments	45,588	44,995
Property, plant and equipment, net of accumulated depreciation of $379,141 and $377,180, respectively	94,291	96,467
Operating lease assets	43,919	44,372
Intangibles, net of accumulated amortization of $555,739 and $557,023, respectively	240,014	276,122
Goodwill	736,688	804,487
Assets held for sale	2,762	2,880
Other non-current assets	189,253	197,870
Total assets	$2,044,536	$1,943,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,271	$112,198
Funds held for customers	89,310	116,411
Accrued liabilities	161,120	179,338
Total current liabilities	358,701	407,947
Long-term debt	1,140,000	883,500
Operating lease liabilities	32,686	33,585
Deferred income taxes	4,960	14,898
Other non-current liabilities	34,222	32,520
Commitments and contingencies (Notes 12 and 15)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2020 – 41,691; December 31, 2019 – 42,126)	41,691	42,126
Additional paid-in capital	—	4,086
Retained earnings	492,230	572,596
Accumulated other comprehensive loss	(59,954)	(47,947)
Total shareholders’ equity	473,967	570,861
Total liabilities and shareholders’ equity	$2,044,536	$1,943,311

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2020	2019
Product revenue	$330,687	$350,519
Service revenue	155,736	148,546
Total revenue	486,423	499,065
Cost of products	(121,587)	(131,263)
Cost of services	(80,462)	(68,360)
Total cost of revenue	(202,049)	(199,623)
Gross profit	284,374	299,442
Selling, general and administrative expense	(237,204)	(230,177)
Restructuring and integration expense	(17,654)	(5,492)
Asset impairment charges	(90,330)	—
Operating (loss) income	(60,814)	63,773
Interest expense	(6,999)	(9,301)
Other income	4,472	1,766
(Loss) income before income taxes	(63,341)	56,238
Income tax benefit (provision)	3,210	(15,048)
Net (loss) income	$(60,131)	$41,190
Comprehensive (loss) income	$(72,138)	$43,080
Basic (loss) earnings per share	(1.43)	0.93
Diluted (loss) earnings per share	(1.45)	0.93

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2019	42,126	$42,126	$4,086	$572,596	$(47,947)	$570,861
Net loss	—	—	—	(60,131)	—	(60,131)
Cash dividends ($0.30 per share)	—	—	—	(12,861)	—	(12,861)
Common shares issued	81	81	1,801	—	—	1,882
Common shares repurchased	(499)	(499)	(9,767)	(3,734)	—	(14,000)
Other common shares retired	(17)	(17)	(779)	—	—	(796)
Employee share-based compensation	—	—	4,659	—	—	4,659
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(3,640)	—	(3,640)
Other comprehensive loss	—	—	—	—	(12,007)	(12,007)
Balance, March 31, 2020	41,691	$41,691	$—	$492,230	$(59,954)	$473,967

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	44,647	$44,647	$—	$927,345	$(56,579)	$915,413
Net income	—	—	—	41,190	—	41,190
Cash dividends ($0.30 per share)	—	—	—	(13,170)	—	(13,170)
Common shares issued	86	86	1,862	—	—	1,948
Common shares repurchased	(1,038)	(1,038)	(2,478)	(46,484)	—	(50,000)
Other common shares retired	(57)	(57)	(2,615)	—	—	(2,672)
Employee share-based compensation	—	—	3,231	—	—	3,231
Adoption of Accounting Standards Update No. 2016-02	—	—	—	(267)	—	(267)
Other comprehensive income	—	—	—	—	1,890	1,890
Balance, March 31, 2019	43,638	$43,638	$—	$908,614	$(54,689)	$897,563

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(60,131)	$41,190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	4,919	4,245
Amortization of intangibles	23,511	28,174
Operating lease expense	3,933	4,030
Asset impairment charges	90,330	—
Amortization of prepaid product discounts	7,077	5,757
Deferred income taxes	(9,129)	1,640
Employee share-based compensation expense	3,618	3,760
Other non-cash items, net	8,439	3,137
Changes in assets and liabilities:
Trade accounts receivable	3,575	15,927
Inventories and supplies	(3,165)	1,322
Other current assets	(7,403)	(6,231)
Non-current assets	(917)	(1,557)
Accounts payable	(18,059)	(15,069)
Prepaid product discount payments	(7,321)	(9,189)
Other accrued and non-current liabilities	(20,723)	(31,737)
Net cash provided by operating activities	18,554	45,399
Cash flows from investing activities:
Purchases of capital assets	(6,355)	(14,619)
Purchases of customer funds marketable securities	(34)	(42)
Proceeds from customer funds marketable securities	34	42
Other	354	(208)
Net cash used by investing activities	(6,001)	(14,827)
Cash flows from financing activities:
Proceeds from issuing long-term debt	1,011,000	82,500
Payments on long-term debt	(754,500)	(46,500)
Net change in customer funds obligations	(19,407)	(9,908)
Proceeds from issuing shares under employee plans	1,736	1,548
Employee taxes paid for shares withheld	(757)	(2,672)
Payments for common shares repurchased	(14,000)	(50,000)
Cash dividends paid to shareholders	(12,714)	(13,118)
Other	(202)	(1,257)
Net cash provided (used) by financing activities	211,156	(39,407)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(12,717)	2,076
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	210,992	(6,759)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	174,811	145,259
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$385,803	$138,500

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2020, the consolidated statements of comprehensive (loss) income for the quarters ended March 31, 2020 and 2019, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2020 and 2019 and the consolidated statements of cash flows for the quarters ended March 31, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).

The preparation of our consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, including the estimated impact of extraordinary events such as the novel coronavirus (COVID-19) pandemic, the result of which forms the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ significantly from our estimates and assumptions, including our estimates of the severity and duration of the COVID-19 pandemic. Further information can be found in Note 15.

Amounts within cash flows from operating activities and cash flows from investing activities on the consolidated statement of cash flows for the quarter ended March 31, 2019 have been modified to conform to the current year presentation. Within cash flows from operating activities, loss on sales of businesses and customer lists is included within other non-cash items, net. In the previous year, this was presented separately. Within cash flows from investing activities, payments for acquisitions, net of cash acquired, is included within the other caption. In the previous year, this was presented separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

ASU No. 2016-13 – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB issued several amendments to this standard. These standards replace the incurred loss methodology previously utilized for valuing financial instruments with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected losses under the CECL methodology is applicable to financial instruments measured at amortized cost, including accounts and loans receivable. The standards also made targeted changes to the accounting for available-for-sale debt securities. We adopted the standards on January 1, 2020 using the modified retrospective method for financial instruments measured at amortized cost. Under this method, prior period amounts continue to be reported in accordance with previously applicable GAAP. We recorded a net decrease in retained earnings of $3,640 as of January 1, 2020 for the cumulative effect of adopting the standards, which consisted primarily of an increase in the allowance for credit losses on loans and notes receivable, net of the related deferred income tax impact. We recorded no allowance for credit losses related to our available-for-sale debt securities. Further information regarding these investments can be found in Note 3.

An allowance for uncollectible accounts is a valuation account that is deducted from an asset's amortized cost basis to present the net amount expected to be collected. Amounts are charged off against the allowance when we believe the uncollectibility of an account is confirmed. In calculating the allowances related to trade accounts receivable and revenue in excess of billings, we utilize a combination of aging schedules with reserve rates applied to both current and aged receivables and roll-rate reserves using historical loss rates and changes in current or projected conditions. In determining the allowance for uncollectible accounts related to loans and notes receivable from distributors, we utilize a loss-rate analysis based on historical loss information, current delinquency rates, the credit quality of the loan recipients and the portfolio mix to determine an appropriate credit risk measurement, adjusted to reflect current loan-specific risk characteristics and changes in environmental conditions affecting our small business distributors. Changes in conditions that may affect our distributors include, but are not limited to, general economic conditions, changes in the markets for their products and services and changes in governmental regulations. In completing our analysis, we utilize a reversion methodology for periods beyond the reasonable and supportable forecast period, as many of our loans and notes receivable have longer terms. Further information regarding current risks and

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

uncertainties affecting our loans and notes receivable can be found in Note 15. Further information regarding our allowances for uncollectible accounts can be found in Note 3.

Our trade accounts receivable and unbilled receivables are not interest-bearing. Interest rates on our loans and notes receivable generally range from 6% to 8% and reflect market interest rates at the time the transactions were executed. Accrued interest included in loans and notes receivable is not significant.

ASU No. 2018-13 – In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements. This standard removes, modifies and adds certain disclosures related to recurring and nonrecurring fair value measurements. During 2018, we adopted the provisions of the standard that remove and modify disclosure requirements. The additional disclosures were effective for us on January 1, 2020 and are required to be applied prospectively to fair value measurements completed on or after that date. Disclosures regarding our fair value measurements can be found in Note 7.

ASU No. 2018-15 – In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. We adopted this standard on January 1, 2020, applying it prospectively to eligible costs incurred on or after this date. Adoption of this standard did impact our results of operations and financial position, as we previously expensed these implementation costs as incurred. As of March 31, 2020, $7,507 of cloud computing implementation costs were included within other non-current assets on the consolidated balance sheet. These costs primarily relate to our planned implementation of a new enterprise resource planning system.

Accounting Standards Not Yet Adopted

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Changes in the allowance for uncollectible accounts included within trade accounts receivable for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Balance, beginning of year	$4,985	$3,639
Bad debt expense	1,059	1,248
Write-offs and other	(2,098)	(423)
Balance, end of period	$3,946	$4,464

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Raw materials	$7,355	$6,977
Semi-finished goods	7,532	7,368
Finished goods	24,091	21,982
Supplies	3,703	3,594
Inventories and supplies	$42,681	$39,921

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	March 31, 2020
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$11,000	$—	$—	$11,000
Canadian and provincial government securities	8,302	—	(38)	8,264
Canadian guaranteed investment certificates	7,017	—	—	7,017
Available-for-sale debt securities	$26,319	$—	$(38)	$26,281

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2020, also included cash of $64,657.

	December 31, 2019
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$18,000	$—	$—	$18,000
Canadian and provincial government securities	9,056	—	(304)	8,752
Canadian guaranteed investment certificates	7,698	—	—	7,698
Available-for-sale debt securities	$34,754	$—	$(304)	$34,450

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2019, also included cash of $83,191.

Expected maturities of available-for-sale debt securities as of March 31, 2020 were as follows:

(in thousands)	Fair value
Due in one year or less	$20,323
Due in two to five years	2,884
Due in six to ten years	3,075
Available-for-sale debt securities	$26,282

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Conditional right to receive consideration	$26,971	$24,499
Unconditional right to receive consideration	6,725	8,291
Revenue in excess of billings	$33,696	$32,790

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Upon adoption of ASU No. 2016-13 and related amendments on January 1, 2020 (Note 2), we recorded an allowance for uncollectible accounts related to revenue in excess of billings. Changes in this allowance for the quarter ended March 31, 2020 were as follows:

(in thousands)	Quarter Ended March 31, 2020
Balance, beginning of year	$—
Adoption of ASU No. 2016-13 (Note 2)	808
Bad debt expense	22
Balance, end of period	$830

Assets held for sale – Assets held for sale as of December 31, 2019 consisted of a small business customer list and certain Cloud Solutions internal-use software. The small business customer list was also held for sale as of March 31, 2020. During the first quarter of 2020, we determined that the internal-use software was fully impaired, and we recorded an asset impairment charge of $1,530. Customer attrition in the business utilizing the software caused us to evaluate the asset for impairment, and this analysis indicated that the asset was fully impaired.

Also held for sale as of March 31, 2020, was an additional small business customer list. During the first quarter of 2020, we agreed to sales terms for this customer list, and we completed the sale early in the second quarter of 2020. Based on the negotiated sales price, we recorded an asset impairment charge of $697 to write-down the asset's carrying value to its fair value less costs to sell. We are actively marketing the remaining asset held for sale and expect that its selling price will equal or exceed its current carrying value.

Intangibles – Intangibles were comprised of the following:

	March 31, 2020			December 31, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$387,356	$(312,444)	$74,912	$380,905	$(299,698)	$81,207
Customer lists/relationships	307,372	(170,776)	136,596	348,055	(187,462)	160,593
Software to be sold	36,900	(20,714)	16,186	36,900	(19,657)	17,243
Technology-based intangibles	34,613	(23,763)	10,850	34,780	(22,122)	12,658
Trade names	29,512	(28,042)	1,470	32,505	(28,084)	4,421
Intangibles	$795,753	$(555,739)	$240,014	$833,145	$(557,023)	$276,122

During the quarter ended March 31, 2020, we recorded asset impairment charges related to certain intangible assets. Further information can be found in Note 7.

Amortization of intangibles was $23,511 for the quarter ended March 31, 2020 and $28,174 for the quarter ended March 31, 2019. During the quarter ended March 31, 2020, we acquired internal-use software of $10,146, with a weighted-average amortization period of 3 years.

Based on the intangibles in service as of March 31, 2020, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2020	$65,994
2021	74,042
2022	50,325
2023	31,879
2024	15,013

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Goodwill – Changes in goodwill by reportable segment and in total for the quarter ended March 31, 2020 were as follows :

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2019:
Goodwill, gross	$168,165	$432,984	$252,834	$434,812	$1,288,795
Accumulated impairment charges	—	(357,741)	(126,567)	—	(484,308)
Goodwill, net of accumulated impairment charges	168,165	75,243	126,267	434,812	804,487
Impairment charges (Note 7)	—	(4,317)	(63,356)	—	(67,673)
Currency translation adjustment	—	—	(126)	—	(126)
Balance, March 31, 2020	$168,165	$70,926	$62,785	$434,812	$736,688

Balance, March 31, 2020:
Goodwill, gross	$168,165	$432,984	$252,708	$434,812	$1,288,669
Accumulated impairment charges	—	(362,058)	(189,923)	—	(551,981)
Goodwill, net of accumulated impairment charges	$168,165	$70,926	$62,785	$434,812	$736,688

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Postretirement benefit plan asset	$58,130	$56,743
Loans and notes receivable from Safeguard distributors, net of allowance for doubtful accounts(1)	55,861	66,872
Prepaid product discounts	45,994	51,145
Deferred sales commissions(2)	9,530	9,682
Other	19,738	13,428
Other non-current assets	$189,253	$197,870

(1) Amount Includes the non-current portion of loans and note receivablles. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $3,366 as of March 31, 2020 and $3,511 as of December 31, 2019.

(2) Amortization of deferred sales commissions was $882 for the quarter ended March 31, 2020 and $697 for the quarter ended March 31, 2019.

Upon adoption of ASU No. 2016-13 and related amendments on January 1, 2020 (Note 2), we recorded an additional allowance for uncollectible accounts related to loans and notes receivable from Safeguard distributors. Changes in this allowance for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Balance, beginning of year	$284	$284
Adoption of ASU No. 2016-13 (Note 2)	4,749	—
Bad debt expense	5,382	—
Balance, end of period	$10,415	$284

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

During the quarter ended March 31, 2020, we recorded a loan-specific allowance related to a distributor that was underperforming. In calculating this reserve, we utilized various valuation techniques to determine the value of the underlying collateral, resulting in an allowance of $6,128 as of March 31, 2020. Other past due receivables and those on non-accrual status were not significant as of March 31, 2020.

We categorize loans and notes receivable into risk categories based on information about the ability of borrowers to service their debt, including current financial information, historical payment experience, current economic trends and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade.

The following table presents loans and notes receivable from Safeguard distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2020. There were no write-offs or recoveries recorded during the quarter ended March 31, 2020.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2019	2018	2017	2016	Prior	Total
Risk rating:
1-2 internal grade	$6,313	$24,352	$22,690	$213	$4,644	$58,212
3-4 internal grade	—	7,673	—	—	3,757	11,430
Loans and notes receivable	$6,313	$32,025	$22,690	$213	$8,401	$69,642

Changes in prepaid product discounts during the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Balance, beginning of year	$51,145	$54,642
Additions(1)	2,470	9,553
Amortization	(7,077)	(5,757)
Other	(544)	(201)
Balance, end of period	$45,994	$58,237

(1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $7,321 for the quarter ended March 31, 2020 and $9,189 for the quarter ended March 31, 2019.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Deferred revenue(1)	$46,401	$46,098
Employee cash bonuses	13,818	36,918
Operating lease liabilities	12,924	12,898
Prepaid product discounts due within one year	11,772	14,709
Customer rebates	7,857	8,944
Other	68,348	59,771
Accrued liabilities	$161,120	$179,338

(1) $20,672 of the December 31, 2019 amount was recognized as revenue during the quarter ended March 31, 2020.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$310,146	$61,529
Restricted cash and restricted cash equivalents included in funds held for customers	75,657	76,971
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$385,803	$138,500

NOTE 4: (LOSS) EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted (loss) earnings per share. During each period, certain stock options, as noted below, were excluded from the calculation of diluted (loss) earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2020	2019
(Loss) earnings per share – basic:
Net (loss) income	$(60,131)	$41,190
Income allocated to participating securities	(21)	(110)
(Loss) income available to common shareholders	$(60,152)	$41,080
Weighted-average shares outstanding	42,028	43,965
(Loss) earnings per share – basic	$(1.43)	$0.93

(Loss) earnings per share – diluted:
Net (loss) income	$(60,131)	$41,190
Income allocated to participating securities	(21)	(65)
Re-measurement of share-based awards classified as liabilities	(775)	—
(Loss) income available to common shareholders	$(60,927)	$41,125
Weighted-average shares outstanding	42,028	43,965
Dilutive impact of potential common shares	37	100
Weighted-average shares and potential common shares outstanding	42,065	44,065
(Loss) earnings per share – diluted	$(1.45)	$0.93
Antidilutive options excluded from calculation	2,214	1,097

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE (LOSS) INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net (loss) income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive (loss) income
	Quarter Ended March 31,
(in thousands)	2020	2019
Realized gain on interest rate swap	$93	$—	Interest expense
Tax expense	(24)	—	Income tax benefit (provision)
Realized gain on interest rate swap, net of tax	69	—	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	Other income
Net actuarial loss	(575)	(806)	Other income
Total amortization	(220)	(451)	Other income
Tax benefit	12	70	Income tax benefit (provision)
Amortization of postretirement benefit plan items, net of tax	(208)	(381)	Net income
Total reclassifications, net of tax	$(139)	$(381)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2020 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2019	$(28,406)	$(275)	$(1,097)	$(18,169)	$(47,947)
Other comprehensive income (loss) before reclassifications	—	189	(4,980)	(7,355)	(12,146)
Amounts reclassified from accumulated other comprehensive loss	208	—	(69)	—	139
Net current-period other comprehensive income (loss)	208	189	(5,049)	(7,355)	(12,007)
Balance, March 31, 2020	$(28,198)	$(86)	$(6,146)	$(25,524)	$(59,954)

(1) Other comprehensive income before reclassifications is net of income tax expense of $66.

(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $1,736.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility (Note 11). The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $8,289 as of March 31, 2020 and $1,480 as of December 31, 2019 and was included in other non-current liabilities on the consolidated balance sheets. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of March 31, 2020 and December 31, 2019 and its impact on consolidated net (loss) income and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

NOTE 7: FAIR VALUE MEASUREMENTS

Goodwill impairment analyses – We evaluate the carrying value of goodwill as of July 31 of each year and between annual evaluations if events occur or circumstances change that would indicate a possible impairment. Our policy on impairment of goodwill and indefinite-lived intangibles is included under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K and explains our methodology for assessing impairment of these assets.

Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy (Note 14). As a result, we reassessed our previously determined reporting units and concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for all of our reporting units, with the exception of our Direct-to-Consumer reporting unit, which is part of our new Checks reportable business segment. The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. The quantitative analysis of our Direct-to-Consumer reporting unit indicated that its fair value exceeded its carrying value by approximately $35,000, or 26% above its carrying value.

In completing the realignment of our reporting units, we reallocated the carrying value of goodwill to our new reporting units based on their relative fair values. Immediately subsequent to the realignment, we completed a quantitative analysis for the reporting units that changed as a result of the realignment. This quantitative analysis, as of January 1, 2020, indicated that the estimated fair values of our reporting units exceeded their carrying values by approximate amounts between $37,000 and $954,000, or by amounts between 121% and 189% above the carrying values of their net assets.

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency due to an outbreak of COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Following the pandemic designation, we observed a decline in the market valuation of our common shares and we determined that the global response to the outbreak negatively impacted our estimates of expected future cash flows. After our consideration of economic, market and industry conditions, cost factors, the overall financial performance of the reporting units and the last quantitative analyses we completed, we concluded that a triggering event had occurred for 2 of our reporting units. As such, we completed quantitative goodwill impairment analyses for our Promotional Solutions and Cloud Solutions Web Hosting reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $63,356 and $4,317, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $62,785 of goodwill remained in the Promotional Solutions reporting unit.

Other nonrecurring asset impairment analyses – As a result of the impacts of the COVID-19 outbreak, we assessed for impairment certain long-lived assets of our Cloud Solutions Web Hosting reporting unit as of March 31, 2020. As a result of these assessments, we recorded asset impairment charges of $17,678 related to certain customer list, software and trade name intangible assets. With the exception of certain internal-use software assets, we determined that the assets were fully impaired. We utilized the discounted value of estimated future cash flows to estimate the fair value of the asset group. In our analysis, we assumed a revenue decline of 31% and a gross margin decline of 5.2 points in 2020, as well as a discount rate of 9%.

During the first quarter of 2020, we assessed for impairment the carrying value of an asset group related to a small business distributor that we previously purchased. Our assessment was the result of customer attrition during the quarter that impacted our projections of future cash flows. Based on our estimate of discounted future cash flows, we determined that the asset group was partially impaired as of February 29, 2020, and we recorded an asset impairment charge of $2,752, reducing the carrying value of the related customer list intangible asset. In calculating the estimated fair value of the asset group, we assumed no revenue growth, a 1.9 point improvement in gross margin and a discount rate of 11%. Also during the first quarter of

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

2020, we recorded asset impairment charges of $2,227 related to assets held for sale. Further information regarding these impairment charges can be found in Note 3.

Asset impairment analyses completed during the quarter ended March 31, 2020 were as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Customer lists	$—	$—	$—	$—	$8,397
Internal-use software	2,172	—	—	2,172	6,932
Small business distributor	7,622	—	—	7,622	2,752
Assets held for sale	1,412	—	—	1,412	2,227
Trade names	—	—	—	—	2,182
Technology-based intangibles	—	—	—	—	167
Goodwill					67,673
Total					$90,330

Recurring fair value measurements – Funds held for customers included cash equivalents and available-for-sale debt securities (Note 3). The cash equivalents consisted of a money market fund investment that is traded in an active market. Because of the short-term nature of the underlying investments, the cost of this investment approximates its fair value. Available-for-sale debt securities consisted of a mutual fund investment that invests in Canadian and provincial government securities, as well as investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 year or less. The mutual fund is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The fair value of the GICs approximated cost due to their relatively short duration. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive (loss) income and were not significant for the quarters ended March 31, 2020 and 2019.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2020		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive (loss) income:
Cash equivalents	Funds held for customers	$11,000	$11,000	$11,000	$—	$—
Available-for-sale debt securities	Funds held for customers	15,281	15,281	—	15,281	—
Derivative liability (Note 6)	Other non-current liabilities	(8,289)	(8,289)	—	(8,289)	—
Amortized cost:
Cash	Cash and cash equivalents	310,146	310,146	310,146	—	—
Cash	Funds held for customers	64,657	64,657	64,657	—	—
Loans and notes receivable from Safeguard distributors	Other current and non-current assets	59,227	60,572	—	—	60,572
Long-term debt	Long-term debt	1,140,000	1,140,000	—	1,140,000	—

				Fair value measurements using
		December 31, 2019		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive (loss) income:
Cash equivalents	Funds held for customers	$18,000	$18,000	$18,000	$—	$—
Available-for-sale debt securities	Funds held for customers	16,450	16,450	—	16,450	—
Derivative liability (Note 6)	Other non-current liabilities	(1,480)	(1,480)	—	(1,480)	—
Amortized cost:
Cash	Cash and cash equivalents	73,620	73,620	73,620	—	—
Cash	Funds held for customers	83,191	83,191	83,191	—	—
Loans and notes receivable from Safeguard distributors	Other current and non-current assets	70,383	68,887	—	—	68,887
Long-term debt	Long-term debt	883,500	883,500	—	883,500	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 8: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial, sales and human resources management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other miscellaneous costs associated with our initiatives, such as training, travel and relocation. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, across functional areas. Our restructuring and integration activities have increased, as we are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Restructuring and integration expense is not allocated to our reportable business segments.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive (loss) income as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Total cost of revenue	$829	$791
Operating expenses	17,654	5,492
Restructuring and integration expense	$18,483	$6,283

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2020	2019
External consulting fees	$10,901	$2,146
Employee severance benefits	5,083	2,064
Internal labor	1,853	2,061
Other	646	12
Restructuring and integration expense	$18,483	$6,283

Our restructuring and integration accruals represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. These accruals are included in accrued liabilities on the consolidated balance sheets. The majority of the related employee reductions are expected to be completed in the second quarter of 2020, and we expect most of the related severance payments to be paid by the third quarter of 2020, utilizing cash from operations.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2019	$3,459
Charges	5,318
Reversals	(235)
Payments	(2,703)
Balance, March 31, 2020	$5,839

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 9: INCOME TAX PROVISION

The effective tax rate on pretax (loss) income reconciles to the U.S. federal statutory tax rate as follows:

	Quarter Ended March 31, 2020	Year Ended December 31, 2019
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges	(18.8%)	(29.3%)
Change in valuation allowances	—	(4.5%)
Net tax impact of share-based compensation	(0.9%)	(1.1%)
Foreign tax rate differences	3.9%	1.3%
State income tax expense, net of federal income tax benefit	2.2%	4.9%
Other	(2.3%)	—
Effective tax rate	5.1%	(7.7%)

NOTE 10: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 14: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive (loss) income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2020	2019
Interest cost	$478	$682
Expected return on plan assets	(1,905)	(1,740)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	575	806
Net periodic benefit income	$(1,207)	$(607)

NOTE 11: DEBT

Debt outstanding consisted of amounts drawn on our revolving credit facility of $1,140,000 as of March 31, 2020 and $883,500 as of December 31, 2019. In March 2020, in conjunction with our response to the COVID-19 outbreak, we drew an additional $238,000 on our credit facility given the uncertainty in how the commercial capital and credit markets would operate during the pandemic. As of March 31, 2020, we held cash and cash equivalents of $310,146.

As of March 31, 2020, the total availability under our revolving credit facility was $1,150,000. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 3.01% as of March 31, 2020 and 3.03% as of December 31, 2019. In July 2019, we executed an interest rate swap to convert $200,000 of the amount drawn under the credit facility to fixed rate debt. Further information can be found in Note 6.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Borrowings under the credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. Additionally, the agreement contains customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct in all material respects on the date of the borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition.

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to 1, there would be an annual limitation on the amount of dividends and share repurchases.

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2020	Year Ended December 31, 2019
Daily average amount outstanding	$923,423	$925,715
Weighted-average interest rate	2.83%	3.54%

As of March 31, 2020, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(1,140,000)
Outstanding letters of credit(1)	(5,428)
Net available for borrowing as of March 31, 2020	$4,572

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

NOTE 12: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2020 or December 31, 2019.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $7,265 as of March 31, 2020 and $7,576 as of December 31, 2019. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2020 or December 31, 2019.

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

Note 13: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. During the quarter ended March 31, 2020, we repurchased 499 thousand shares for $14,000. As of March 31, 2020, $287,452 remained available for repurchase under the authorization.

NOTE 14: BUSINESS SEGMENT INFORMATION

For several years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments, as follows:

•
Payments – This segment includes our treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management, in addition to payroll and disbursement services, including Deluxe Payment Exchange and fraud and security services.

•
Cloud Solutions – This segment includes web hosting and design services, data-driven marketing solutions and hosted solutions, including digital engagement, logo design, financial institution profitability reporting, account switching tools and business incorporation services.

•	Promotional Solutions – This segment includes business forms, accessories, advertising specialties, promotional apparel, retail packaging and strategic sourcing services.

•Checks – This segment includes printed personal and business checks.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2019 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the United States, with some operations in Canada. In addition, Cloud Solutions has operations in Australia and portions of Europe, as well as partners in Central and South America.

Under the new segment structure, our chief operating decision maker (i.e., our Chief Executive Officer) reviews earnings before interest, taxes, depreciation and amortization (EBITDA) on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring, integration and other costs; CEO transition costs; share-based compensation expense; acquisition transaction costs; certain legal-related expense; and gains or losses on sales of businesses and customer lists. Our Chief Executive Officer does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following is our segment information for the quarters ended March 31, 2020 and 2019. The segment information for 2019 has been revised to reflect our current segment structure.

	Quarter Ended March 31,
(in thousands)	2020	2019
Payments:
Revenue	$77,040	$65,150
Adjusted EBITDA	18,023	16,867
Cloud Solutions:
Revenue	75,945	78,288
Adjusted EBITDA	14,920	17,060
Promotional Solutions:
Revenue	142,794	155,829
Adjusted EBITDA	11,197	23,590
Checks:
Revenue	190,644	199,798
Adjusted EBITDA	90,712	102,234
Total segment:
Revenue	$486,423	$499,065
Adjusted EBITDA	134,852	159,751

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated (loss) income before income taxes:

	Quarter Ended March 31,
(in thousands)	2020	2019
Total segment adjusted EBITDA	$134,852	$159,751
Corporate operations	(51,518)	(46,043)
Depreciation and amortization	(28,430)	(32,419)
Interest expense	(6,999)	(9,301)
Asset impairment charges	(90,330)	—
Restructuring, integration and other costs	(19,633)	(6,283)
CEO transition costs	180	(5,488)
Share-based compensation expense	(3,618)	(3,291)
Acquisition transaction costs	(9)	(177)
Certain legal-related expenses	2,164	(412)
Loss on sales of businesses and customer lists	—	(99)
(Loss) income before income taxes	$(63,341)	$56,238

The following tables present revenue disaggregated by our product and service offerings. In conjunction with the realignment of our reportable segments on January 1, 2020, we refined the disaggregation of our revenue by product and service offering. As such, certain amounts reported in the prior year have been revised from previously reported amounts.

	Quarter Ended March 31, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$190,644	$190,644
Forms and other products	—	—	81,813	—	81,813
Marketing and promotional solutions	—	—	60,981	—	60,981
Treasury management solutions	56,867	—	—	—	56,867
Data-driven marketing solutions	—	38,997	—	—	38,997
Web and hosted solutions	—	36,948	—	—	36,948
Other payments solutions	20,173	—	—	—	20,173
Total revenue	$77,040	$75,945	$142,794	$190,644	$486,423

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Quarter Ended March 31, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$199,798	$199,798
Forms and other products	—	—	86,706	—	86,706
Marketing and promotional solutions	—	—	69,123	—	69,123
Treasury management solutions	45,471	—	—	—	45,471
Data-driven marketing solutions	—	36,784	—	—	36,784
Web and hosted solutions	—	41,504	—	—	41,504
Other payments solutions	19,679	—	—	—	19,679
Total revenue	$65,150	$78,288	$155,829	$199,798	$499,065

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended March 31, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$68,358	$68,070	$136,814	$184,294	$457,536
Foreign, primarily Canada and Australia	8,682	7,875	5,980	6,350	28,887
Total revenue	$77,040	$75,945	$142,794	$190,644	$486,423

	Quarter Ended March 31, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$56,944	$69,451	$149,423	$194,087	$469,905
Foreign, primarily Canada and Australia	8,206	8,837	6,406	5,711	29,160
Total revenue	$65,150	$78,288	$155,829	$199,798	$499,065

NOTE 15: RISKS AND UNCERTAINTIES

The full impact of the COVID-19 outbreak continues to evolve. As such, we are uncertain of the full impact the pandemic will have on our future financial condition, liquidity and results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of our consolidated financial statements for the quarter ended March 31, 2020. As discussed in Note 7, the COVID-19 outbreak resulted in a goodwill impairment triggering event, as the adverse economic effects of the outbreak have materially decreased demand for the products and services we provide to small businesses, particularly through our Promotional Solutions and Cloud Solutions segments. The extent to which the outbreak will impact our business depends on future developments, including the severity and duration of the outbreak, business and workforce disruptions and the ultimate number of small businesses that fail. Our evaluation of asset impairment required us to make assumptions about these future events over the life of the assets being evaluated. This required significant judgment and actual results may differ significantly from our estimates. We may be required to record additional goodwill or other asset impairment charges in the future.

We held loans and notes receivable from our Safeguard distributors of $59,227 as of March 31, 2020. These distributors sell their products and services primarily to small businesses, which have been significantly impacted by the COVID-19 outbreak. As of March 31, 2020, our past due receivables and those on non-accrual status were not material, and we granted a loan forbearance to all of our distributors for the month of April 2020 and a forbearance on principal payments for the month of May 2020. We utilized all available information in determining the allowance for uncollectible accounts related to

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

these loans and notes receivable, as well as our trade accounts receivable and unbilled receivables. Based on our current knowledge and related assumptions, we did not record any additional allowances resulting from the COVID-19 outbreak. If our assumptions prove to be incorrect, we may be required to record additional bad debt expense in the future. Additionally, uncertainty surrounding the impact of the COVID-19 outbreak could affect estimates we made regarding inventory obsolescence and workers' compensation liabilities and thus, could result in additional expense in the future.

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K) outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Updates to the risk factors discussed in the 2019 Form 10-K are included in Part II, Item 1A of this report on Form 10-Q. The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In addition, we discuss adjusted diluted earnings per share (EPS) and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future period operating performance. For this reason, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our measures of adjusted diluted EPS and adjusted EBITDA may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in Consolidated Results of Operations.

EXECUTIVE OVERVIEW

Realignment – For several years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. Further information regarding our segments and our product and service offerings can be found under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

COVID-19 impact on first quarter 2020 results – The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. We estimate that the response to the COVID-19 outbreak resulted in a decrease in our revenue of approximately $16.0 million in the first quarter of 2020, in our Promotional Solutions, Cloud Solutions and Checks segments. A large portion of the Promotional Solutions customer base is comprised of small businesses, which have been particularly hard hit by the response to the outbreak. In addition, demand for promotional products has declined sharply as our customers have stopped virtually all promotional activities as they have been forced to close or limit their operations, and due to responses to the outbreak, such as travel bans and event cancellations. The impact in Cloud Solutions in the first quarter of 2020 was primarily related to data-driven marketing solutions, as clients suspended their marketing campaigns. We anticipate that these delays will be temporary as our customers resume their marketing campaigns later in the year. In Checks, the decline was primarily driven by lower volume for business checks. We are closely monitoring the impact of COVID-19 on all aspects of our business and in all of our locations. We are making the best decisions we can with 2 primary goals in mind: protecting employees, customers and their respective families, and continuing to serve the customers who rely on us. Consistent with various state and federal orders, we have been able to designate portions of our business as "essential." As such, many of our facilities remain open. We successfully activated our business continuity plan to ensure uninterrupted operations and services, while keeping our employees, customers and communities safe. Under this plan, employees who have the ability to work from home are doing so.

The situation surrounding COVID-19 remains fluid and the potential for additional negative impacts on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and the other countries in which we operate. In March 2020, we drew an additional $238.0 million on our $1.15 billion revolving credit facility, we announced that we will not repurchase any of our common shares during the second quarter of 2020, and we took additional steps to reduce discretionary spending and other expenditures in line with revenue declines. These steps included salary reductions for all salaried employees, including our leadership team, project delays, furloughs and other actions. We continue to monitor the situation closely, including impacts on our operations, suppliers, industry and workforce, and we may implement further measures to maintain or provide additional financial flexibility and improve our cash position and liquidity.

2020 results vs. 2019 – The change in diluted loss per share for the first quarter of 2020, as compared to the first quarter of 2019, was driven primarily by asset impairment charges of $90.3 million in the first quarter of 2020, various investments of approximately $15.0 million to advance our One Deluxe strategy, including costs related to onboarding new treasury management clients announced in the fourth quarter of 2019, a $13.4 million increase in restructuring, integration and other costs in support of our strategy and to increase our efficiency, and the impact of the COVID-19 outbreak with the loss of profitable revenue and approximately $0.7 million of added costs. In addition, we recorded bad debt expense of $5.4 million related to a note receivable from one of our Safeguard distributors, and net loss was negatively impacted by mix changes resulting from the continuing secular decline in checks and forms and the loss of of web hosting revenue in the third quarter of 2019. The change in our effective income tax rate, including the non-deductible portion of the goodwill impairment charges, also contributed to the increase in our net loss. Partially offsetting these impacts was non-recurring CEO transition costs of $5.5 million in 2019, the increase in Payments lockbox processing revenue, increases in data-driven marketing solutions and lower acquisition amortization, driven in part by asset impairment charges in the third quarter of 2019.

Diluted loss per share of $1.45 for the first quarter of 2020, as compared to diluted EPS of $0.93 for the first quarter of 2019, reflects the increase in net loss as described in the preceding paragraph, partially offset by lower average shares outstanding in 2020. Adjusted diluted EPS for the first quarter of 2020 was $1.08, compared to $1.54 for the first quarter of 2019, and excludes the impact of non-cash items or items that we believe are not indicative of ongoing operations. A reconciliation of diluted (loss) earnings per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first quarter of 2020 was driven by the impact of pretax asset impairment charges of $90.3 million, or $1.81 per share. The impairment charges related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these impairment charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2019 Form 10-K. In support of our strategy, we plan to invest significant resources to build out our technology platforms, including sales technology that enables a single view of our customers, thereby providing for deeper cross-sell opportunities. We implemented a human capital management system in January 2020, and we are also investing in our financial tools, including an enterprise resource planning system and a financial planning and analysis system. Strategically, we believe these enhancements will allow us to better assess and manage our business at the total company level and will make it easier for us to quickly integrate any future acquisitions. While we have decided to pause certain future expenditures in the near-term during the COVID-19 outbreak, we plan to continue investing in these initiatives once the economic outlook becomes clear.

Effective January 1, 2020, we began managing the company based on our product and service offerings, focusing on our 4 new business segments: Payments, Cloud Solutions, Promotional Solutions and Checks. We expect to reinvest free cash flow into the 2 areas we view as our primary platforms for growth: Payments and Cloud Solutions. Realignments such as this take time, considerable senior management effort, material "buy-in" from employees and significant investment. We continue to make progress on our transformation and many of our investments are beginning to deliver positive results. During the first 2 months of 2020, prior to the COVID-19 outbreak, we were on track to deliver sales-driven revenue growth. Throughout the remainder of the year, we will continue refining and advancing our One Deluxe strategy.

Outlook for 2020

Due to the significant uncertainties surrounding the current business environment, we are not providing detailed financial guidance at this time. We anticipate that our Payments segment will generate year-over-year revenue growth, driven by new client wins and strong demand for its services as more customers look for digital payment and receivables management solutions during and we expect, after the COVID-19 pandemic. In Cloud Solutions, we anticipate that the delays in our clients' data-driven marketing campaigns will be temporary, as our customers resume their marketing campaigns later in the year. Declines in our Cloud Solutions web hosting revenue will depend on the resilience of small businesses. If a large number of small businesses close, our web hosting revenue may continue to decline even after the pandemic ends. Our Promotional Solutions segment is experiencing the largest revenue decline of all of our segments. It may continue to be negatively impacted, depending on the post COVID-19 economic impact on small businesses, including the number of small businesses that close and whether our customers resume purchasing promotional products. Revenue in our Checks segment is expected to decline in line with the economy in the near-term, as businesses and consumers delay their spending, while business check revenue may continue to decline after the pandemic, depending on the economic environment for small businesses.

The pandemic has resulted in a shift in our consolidated revenue mix, as economic conditions had a negative impact on demand for certain of our higher margin products and services. We expect that this will result in a lower overall gross margin until the impacts of COVID-19 start to moderate. In addition, we expect to incur significant costs in our response to the pandemic, including, but not limited to, costs incurred to implement operational changes allowing social distancing, costs related to employees who are not working during the pandemic, premium and overtime pay for certain employees who do choose to work and costs associated with additional cleaning and disinfecting of our facilities.

We are taking actions to manage expenses in line with revenue declines. We expect to maintain our current level of debt for the near-term until we have more clarity on the pace at which the economy will improve. We held cash and cash equivalents of $310.1 million as of March 31, 2020. In addition, our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility up to $285.0 million dollars beyond the $1.14 billion outstanding as of March 31, 2020. We decided to pause certain future expenditures in the near-term to maintain liquidity, to focus on our response to the outbreak and to prepare for the return of business and new growth opportunities post COVID-19. We have also taken additional cash preservation actions to minimize working capital requirements, including extending terms on payables, seeking discounts on certain contracts and delaying discretionary spending. Under the recent government stimulus package, we are taking steps such as deferring tax payments, based on recent legislation allowing us to improve short-term cash flow. To date, we have not accessed any government loan programs. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with the cash and cash equivalents on hand at March 31, 2020, will be sufficient to support our operations and to meet our financial commitments for the next 12 months. We were in compliance with our debt covenants as of March 31, 2020, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total revenue	$486,423	$499,065	(2.5%)

The decrease in total revenue for the first quarter of 2020, as compared to the first quarter of 2019, was driven by the impact of the COVID-19 outbreak of approximately $16.0 million and the continuing secular decline in order volume for checks and forms. In addition, Cloud Solutions web hosting and data-driven marketing revenue declined due to our decision in the third quarter of 2019 to exit certain customer contracts and the loss of certain large customers in the third quarter of 2019, as they elected to in-source some of the services we provide. These decreases in revenue were partially offset by an increase in lockbox processing revenue for our Payments segment of approximately $11.0 million, related to outsourcing deals signed in the fourth quarter of 2019, and new data-driven marketing campaigns and growth in pay-for-performance marketing campaigns in our Cloud Solutions segment, prior to the impact of the COVID-19 outbreak.

Service revenue represented 32.0% of total revenue for the first quarter of 2020 and 29.8% for the first quarter of 2019. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption: "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2020	2019
Payments	15.8%	13.1%
Cloud Solutions	15.6%	15.7%
Promotional Solutions	29.4%	31.2%
Checks	39.2%	40.0%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total cost of revenue	$202,049	$199,623	1.2%
Total cost of revenue as a percentage of total revenue	41.5%	40.0%	1.5	pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2020, as compared to the first quarter of 2019, despite the revenue decline, was primarily attributable to the change in revenue mix. Cost of revenue tends to be higher for our service offerings. While service revenue increased $7.2 million in the first quarter of 2020, related cost of revenue increased $12.1 million, driven by the increase in lockbox processing revenue in our Payments segment and the client mix for our data-driven marketing solutions. Cost of products sold decreased $9.7 million in the first quarter of 2020, driven by the volume declines in our Checks and Promotional Solutions segments. In addition, manufacturing efficiencies and other benefits resulting from our continued cost reduction initiatives resulted in a reduction in total cost of revenue of approximately $2.0 million for the first quarter of 2020. Overall, we estimate that total cost of revenue decreased approximately $7.0 million due to the COVID-19 outbreak. Total cost of revenue as a percentage of total revenue increased as compared to 2019, due to the change in our revenue mix.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
SG&A expense	$237,204	$230,177	3.1%
SG&A expense as a percentage of total revenue	48.8%	46.1%	2.7	pts.

The increase in SG&A expense for the first quarter of 2020, as compared to the first quarter of 2019, was driven primarily by various investments of approximately $15.0 million in support of our One Deluxe strategy, such as increased information technology costs, costs related to onboarding new treasury management clients announced in the fourth quarter of 2019 and various consulting and sales force expenses relating to activities such as transforming our brand and our website and expanding our sales capabilities. In addition, we incurred ongoing new costs related to software-as-a-service solutions we are employing throughout the company. Also contributing to the increase in SG&A expense was bad debt expense of $5.4 million in our Promotional Solutions segment related to a note receivable from one of our Safeguard distributors that was underperforming prior to the COVID-19 outbreak. These increases in SG&A expense were partially offset by non-recurring CEO transition costs of $5.5 million in 2019, lower acquisition amortization, driven in part by asset impairment charges in the third quarter of 2019, and lower commissions for our Promotional Solutions segment due to the decline in order volume.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Restructuring and integration expense	$17,654	$5,492	$12,162

Restructuring and integration expense increased for the first quarter of 2020, as compared to the first quarter of 2019, as we are currently pursuing several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. Further information can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Asset impairment charges	$90,330	$—	$90,330

During the first quarter of 2020, we recorded pretax asset impairment charges of $90.3 million related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Interest expense	$6,999	$9,301	(24.8%)
Weighted-average debt outstanding	923,423	936,583	(1.4%)
Weighted-average interest rate	2.8%	3.8%	(1.0) pts.

The decrease in interest expense for the first quarter of 2020, as compared to the first quarter of 2019, was primarily driven by our lower weighted-average interest rate in 2020.

Income Tax (Benefit) Provision

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Income tax (benefit) provision	$(3,210)	$15,048	(121.3%)
Effective income tax rate	5.1%	26.8%	(21.7) pts.

Although our effective income tax rate decreased for the first quarter of 2020, as compared to the first quarter of 2019, this had a negative impact on our income tax provision due to the pretax loss resulting from the asset impairment charges recorded during the quarter. The non-deductible portion of goodwill impairment charges resulted in an 18.8 point decrease in our tax rate, while the tax impact of share-based compensation resulted in a 2.5 point decrease, as compared to the first quarter of 2019. Further information regarding our effective income tax rate for the first quarter of 2020, as compared to our 2019 annual effective income tax rate, can be found under the caption: "Note 9: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

Adjusted EBITDA

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Adjusted EBITDA(1)	$83,334	$113,708	(26.7%)
Adjusted EBITDA margin	17.1%	22.8%	(5.7) pts.

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted EBITDA.

Adjusted EBITDA decreased for the first quarter of 2020, as compared to the first quarter of 2019. The primary driver of the decrease was mix changes resulting from the contraction of legacy products and services, primarily checks and forms, and the loss of web hosting revenue in the third quarter of 2019. During the first quarter of 2020, we continued to advance our transformation in line with our One Deluxe strategy by investing in information technology, various consulting activities related to rebranding and updating the look and feel of our website and expanding our sales capabilities, in addition to incurring ongoing new costs related to software-as-a-service solutions we are employing throughout the company. Also during the first quarter of 2020, we advanced the onboarding of the new treasury management client deals we announced in the fourth quarter of 2019. As previously disclosed, these arrangements reduced our EBITDA margin in the first quarter of 2020. Adjusted EBITDA was also negatively impacted by the COVID-19 outbreak, with the loss of profitable revenue and approximately $0.7 million of added costs. We also recorded bad debt expense of $5.4 million related to a note receivable from one of our Safeguard distributors.

Diluted (Loss) Earning Per Share

	Quarter Ended March 31,
	2020	2019	Change
Diluted (loss) earnings per share	$(1.45)	$0.93	(255.9%)
Adjusted diluted EPS(1)	1.08	1.54	(29.9%)

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted diluted EPS.

The change in diluted loss per share for the first quarter of 2020, as compared to the first quarter of 2019, was driven primarily by asset impairment charges of $90.3 million in the first quarter of 2020, various investments of approximately $15.0 million to advance our One Deluxe strategy, including costs related to onboarding new treasury management clients announced in the fourth quarter of 2019, a $13.4 million increase in restructuring, integration and other costs in support of our strategy and to increase our efficiency, and the impact of the COVID-19 outbreak with the loss of profitable revenue and approximately $0.7 million of added costs. In addition, we recorded bad debt expense of $5.4 million related to a note receivable from one of our Safeguard distributors, and diluted loss per share was negatively impacted by mix changes resulting from the continuing secular decline in checks and forms and the loss of of web hosting revenue in the third quarter of 2019. The change in our effective income tax rate, including the non-deductible portion of the goodwill impairment charges, also contributed to the increase in diluted loss per share. Partially offsetting these impacts was lower shares outstanding in 2020, non-recurring CEO transition costs of $5.5 million in 2019, the increase in Payments lockbox processing revenue, increases in data-driven marketing solutions and lower acquisition amortization, driven in part by asset impairment charges in the third quarter of 2019.

The decrease in adjusted diluted EPS for the first quarter of 2020, as compared to the first quarter of 2019, was driven by the same factors that resulted in the decrease in adjusted EBITDA, as previously discussed. Lower shares outstanding in 2020 positively impacted diluted EPS, as compared to the first quarter of 2019.

Reconciliation of Non-GAAP Financial Measures

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

Diluted (loss) earnings per share reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(60,131)	$41,190
Asset impairment charges	90,330	—
Acquisition amortization	14,724	19,005
Restructuring, integration and other costs	19,633	6,283
CEO transition costs(1)	(180)	5,488
Share-based compensation	3,618	3,291
Acquisition transaction costs	9	177
Certain legal-related expense	(2,164)	412
Loss on sales of businesses and customer lists	—	99
Adjustments, pre-tax	125,970	34,755
Income tax provision impact of pre-tax adjustments(2)	(19,175)	(7,885)
Adjustments, net of tax	106,795	26,870
Adjusted net income	46,664	68,060
Income allocated to participating securities	(77)	(108)
Re-measurement of share-based awards classified as liabilities	(788)	—
Adjusted income available to common shareholders	$45,799	$67,952

GAAP diluted (loss) earnings per share	$(1.45)	$0.93
Adjustments, net of tax	2.53	0.61
Adjusted diluted EPS(3)	$1.08	$1.54

(1) In 2019, includes share-based compensation expense related to the modification of certain awards in conjunction with our CEO transition.

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

(3) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first quarter of 2020 was 155 thousand shares higher than that used in the GAAP diluted loss per share calculation. Because of the net loss in the first quarter of 2020, the GAAP calculation excluded a higher number of share-based compensation awards because their effect would have been antidilutive.

Adjusted EBITDA – We believe that adjusted EBITDA is useful in evaluating our operating performance, as the calculation eliminates the effect of interest expense, income taxes, the accounting effects of capital investments (i.e., depreciation and amortization) and certain items, as presented below, that may vary for companies for reasons unrelated to overall operating performance. In addition, management utilizes adjusted EBITDA to assess the operating results and performance of the business, to perform analytical comparisons and to identify strategies to improve performance. We also believe that an increasing adjusted EBITDA depicts an increase in the value of the company. We do not consider adjusted EBITDA to be a measure of cash flow, as it does not consider certain cash requirements such as interest, income taxes, debt service payments or capital investments.

Net (loss) income reconciles to adjusted EBITDA as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019
Net (loss) income	$(60,131)	$41,190
Depreciation and amortization expense	28,430	32,419
Interest expense	6,999	9,301
Income tax provision	(3,210)	15,048
Asset impairment charges	90,330	—
Restructuring, integration and other costs	19,633	6,283
CEO transition costs(1)	(180)	5,488
Share-based compensation expense	3,618	3,291
Acquisition transaction costs	9	177
Certain legal-related expense	(2,164)	412
Loss on sales of businesses and customer lists	—	99
Adjusted EBITDA	$83,334	$113,708

(1) In 2019, includes share-based compensation expense related to the modification of certain awards in conjunction with our CEO transition.

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial, sales and human resources management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs primarily consist of information technology consulting, project management services and internal labor, as well as other miscellaneous costs associated with our initiatives, such as training, travel and relocation. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, across functional areas. Our restructuring and integration activities increased in 2020, as we are currently pursuing several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In addition to restructuring and integration expense, we also recognized certain business transformation costs related to optimizing our business processes in line with our growth strategies. While we have decided to pause certain expenditures in the near-term during the COVID-19 outbreak, we plan to continue investing in our initiatives once the economic outlook becomes clear.

The majority of the employee reductions included in our restructuring and integration accruals are expected to be completed in the second quarter of 2020, and we expect most of the related severance payments to be paid by the third quarter of 2020. As a result of our employee reductions, we expect to realize cost savings of approximately $10.0 million in SG&A expense and $3.0 million in total cost of revenue in 2020, in comparison to our 2019 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2020.

SEGMENT RESULTS

For several years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. The financial information presented below for our reportable business segments is consistent with that presented under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report, where information regarding our product and service offerings can also be found.

Payments

Results for our Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total revenue	$77,040	$65,150	18.3%
Adjusted EBITDA	18,023	16,867	6.9%
Adjusted EBITDA margin	23.4%	25.9%	(2.5) pts.

The increase in total revenue for the first quarter of 2020, as compared to the first quarter of 2019, was driven by an increase in lockbox processing revenue of approximately $11.0 million related to outsourcing deals signed in the fourth quarter of 2019.

The increase in adjusted EBITDA for the first quarter of 2020, as compared to the first quarter of 2019, was driven primarily by the revenue generated by the lockbox processing outsourcing deals, as well as reduced marketing spend. These increases in Adjusted EBITDA were partially offset by increased costs in support of our One Deluxe strategy. Adjusted EBITDA margin decreased for the first quarter of 2020, as compared to the first quarter of 2019, due to costs related to onboarding the new treasury management clients announced in the fourth quarter of 2019, as well as costs related to COVID-19.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total revenue	$75,945	$78,288	(3.0%)
Adjusted EBITDA	14,920	17,060	(12.5%)
Adjusted EBITDA margin	19.6%	21.8%	(2.2) pts.

The decrease in total revenue for the first quarter of 2020, as compared to the first quarter of 2019, was driven by the impact of the COVID-19 outbreak of approximately $5.0 million, primarily related to data-driven marketing solutions, as clients suspended their marketing campaigns. In addition, web hosting and data-driven marketing revenue declined due to our decision in the third quarter of 2019 to exit certain customer contracts and the loss of certain large customers in the third quarter of 2019, as they elected to in-source some of the services we provide. Partially offsetting these decreases in revenue were new data-driven marketing campaigns and growth in pay-for-performance marketing campaigns, prior to the impact of the COVID-19 outbreak.

The decrease in Adjusted EBITDA for the first quarter of 2020, as compared to the first quarter of 2019, was primarily due to increased information technology costs in support of our One Deluxe strategy and the revenue decline, partially offset by reduced marketing and labor costs.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total revenue	$142,794	$155,829	(8.4%)
Adjusted EBITDA	11,197	23,590	(52.5%)
Adjusted EBITDA margin	7.8%	15.1%	(7.3) pts.

The decrease in total revenue for the first quarter of 2020, as compared to the first quarter of 2019, was driven primarily by the impact of the COVID-19 outbreak of approximately $7.0 million, as our customer base of small businesses struggles in the current economic environment and demand for promotional products declined sharply as our customers stopped virtually all promotional activities in responses to the outbreak. Also, the continuing secular decline in business forms and some accessories negatively impacted revenue.

The decrease in Adjusted EBITDA for the first quarter of 2020, as compared to the first quarter of 2019, was primarily driven by bad debt expense of $5.4 million in 2020, related to a note receivable from one of our Safeguard distributors that was underperforming prior to the COVID-19 outbreak. In addition, adjusted EBITDA decreased due to the revenue decline, including the impact of the COVID-19 outbreak, and investments in support of our One Deluxe strategy, primarily information technology and sales force expenses.

Checks

Results for our Checks segment were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Total revenue	$190,644	$199,798	(4.6%)
Adjusted EBITDA	90,712	102,234	(11.3%)
Adjusted EBITDA margin	47.6%	51.2%	(3.6) pts.

The decrease in total revenue for the first quarter of 2020, as compared to the first quarter of 2019, was driven by the impact of the COVID-19 outbreak of approximately $4.0 million, primarily related to business checks. Also, the continuing secular decline in checks negatively impacted revenue.

The decrease in Adjusted EBITDA for the first quarter of 2020, as compared to the first quarter of 2019, was primarily due to the revenue decline, a higher commission rate for business checks, investments in support of our One Deluxe strategy, primarily information technology and sales force expenses, and added costs related to COVID-19. Partially offsetting these decreases in adjusted EBITDA were manufacturing efficiencies and other benefits in our fulfillment area resulting from our continued cost reduction initiatives unrelated to the COVID-19 outbreak.

CASH FLOWS AND LIQUIDITY

As of March 31, 2020, we held cash and cash equivalents of $310.1 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $75.7 million. The following table shows our cash flow activity for the quarters ended March 31, 2020 and 2019, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$18,554	$45,399	$(26,845)
Net cash used by investing activities	(6,001)	(14,827)	8,826
Net cash provided (used) by financing activities	211,156	(39,407)	250,563
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(12,717)	2,076	(14,793)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$210,992	$(6,759)	$217,751

The $26.8 million decrease in net cash provided by operating activities for the first quarter of 2020, as compared to the first quarter of 2019, was due primarily to investments in support of our One Deluxe strategy, including restructuring and integration expenses, the timing of annual billings in certain of our businesses, the change in our revenue mix and the continuing secular decline in checks and forms. These decreases in operating cash flow were partially offset by a $6.8 million reduction in income tax payments in 2020.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Performance-based compensation payments(1)	$20,777	$23,308	$(2,531)
Prepaid product discount payments	7,321	9,189	(1,868)
Interest payments	6,705	8,979	(2,274)
Income tax payments	4,332	11,168	(6,836)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2020 was $8.8 million lower than the first quarter of 2019, driven primarily by a reduction in capital purchases of $8.3 million.

Net cash provided by financing activities for the first quarter of 2020 was $250.6 million higher than the first quarter of 2019, due primarily to a net increase in borrowings on long-term debt of $220.5 million and a decrease in common share repurchases of $36.0 million. In March 2020, in response to the COVID-19 outbreak, we drew an additional $238.0 million on our $1.15 billion revolving credit facility. These increases in cash provided by financing activities were partially offset by a net change in customer funds obligations of $9.5 million.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2020	2019	Change
Net change in debt	$256,500	$36,000	$220,500
Net change in customer funds obligations	(19,407)	(9,908)	(9,499)
Payments for common shares repurchased	(14,000)	(50,000)	36,000
Cash dividends paid to shareholders	(12,714)	(13,118)	404
Purchases of capital assets	(6,355)	(14,619)	8,264

As of March 31, 2020, our foreign subsidiaries held cash and cash equivalents of $69.5 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the U.S. at one time, we estimate we would incur a foreign withholding tax liability of approximately $3.0 million.

As a result of the COVID-19 outbreak, in March 2020, we drew an additional $238.0 million on our $1.15 billion revolving credit facility, we announced that we will not repurchase any of our common shares during the second quarter of 2020, and we took additional steps to reduce discretionary spending and other expenditures in line with revenue declines. We expect to maintain our current level of debt for the near-term until we have more clarity on the pace at which the economy will improve. We held cash and cash equivalents of $310.1 million as of March 31, 2020. In addition, our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility up to $285.0 million dollars beyond the $1.14 billion outstanding as of March 31, 2020. We decided to pause certain capital expenditures in the near-term to maintain liquidity, to focus on our response to the outbreak and to prepare for the return of business and new growth opportunities post COVID-19. We have also taken additional cash preservation actions to minimize working capital requirements, including extending terms on payables, seeking discounts on certain contracts and delaying discretionary spending. Under the recent government stimulus package, we are taking steps such as deferring tax payments, based on recent legislation allowing us to improve short-term cash flow. To date, we have not accessed any government loan programs. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We continue to monitor the situation closely, including impacts on our operations, suppliers, industry and workforce, and we may implement further measures to provide additional financial flexibility and to improve our cash position and liquidity.

We anticipate that net cash generated by operations, along with the cash and cash equivalents on hand at March 31, 2020, will be sufficient to support our operations and to meet our financial commitments for the next 12 months.

CAPITAL RESOURCES

Our total debt was $1,140.0 million as of March 31, 2020, an increase of $256.5 million from December 31, 2019, as we drew an additional $238.0 million on our line of credit in response to the COVID-19 outbreak. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. In response to the COVID-19 outbreak, we took several steps to preserve our financial condition and liquidity. Further information regarding these actions can be found in Cash Flows and Liquidity. We expect to maintain our current level of debt for the near-term until we have more clarity on the pace at which the economy will improve. We held cash and cash equivalents of $310.1 million as of March 31, 2020.

Our capital structure for each period was as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$200,000	3.2%	$200,000	3.2%	$—
Floating interest rate	940,000	3.0%	683,500	3.0%	256,500
Total debt	1,140,000	3.0%	883,500	3.0%	256,500
Shareholders’ equity	473,967		570,861		(96,894)
Total capital	$1,613,967		$1,454,361		$159,606

(1) The fixed interest rate amount represents the amount drawn under our revolving credit facility that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under the credit facility agreement.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. During the first quarter of 2020, we repurchased 0.5 million shares for $14.0 million. As of March 31, 2020, $287.5 million remained available for repurchase under the authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Item 1 of this report. As we take steps to maintain our liquidity during the COVID-19 outbreak, we announced that we will not repurchase any of our common shares during the second quarter of 2020.

As of March 31, 2020, the total availability under our revolving credit facility was $1.15 billion. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1.425 billion. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. Additionally, the agreement contains customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct in all material respects on the date of the borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition. We were in compliance with all debt covenants as of March 31, 2020, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of March 31, 2020, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(1,140,000)
Outstanding letters of credit(1)	(5,428)
Net available for borrowing as of March 31, 2020	$4,572

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

Changes in prepaid product discounts during the quarters ended March 31, 2020 and 2019 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report. Cash payments for prepaid product discounts were $7.3 million for the first quarter of 2020 and $9.2 million for the first quarter of 2019.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on our consolidated balance sheets. These accruals were $11.8 million as of March 31, 2020 and $14.7 million as of December 31, 2019. Accruals for prepaid product discount payments included in other non-current liabilities on our consolidated balance sheets were $1.4 million as of March 31, 2020 and $3.7 million as of December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2020 or December 31, 2019. Further information regarding our liabilities related to self-insurance and litigation can be found under the caption “Note 12: Other Commitments and Contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. In addition, we have not established any special purpose entities nor did we enter into any material related party transactions during the first quarter of 2020 or during 2019.

A table of our contractual obligations was provided in the MD&A section of the 2019 Form 10-K. With the exception of the $256.5 million increase in the amount drawn under our revolving credit facility, as discussed in Capital Resources, there were no significant changes in these obligations during the first quarter of 2020.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2019 Form 10-K. There were no changes in these policies during the first quarter of 2020.

Goodwill impairment analyses – Our policy on impairment of goodwill and indefinite-lived intangibles, which is included under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K, explains our methodology for assessing impairment of these assets.

Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. As a result, we reassessed our previously determined reporting units and concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for all of our reporting units, with the exception of our Direct-to-Consumer reporting unit, which is part of our new Checks reportable business segment. The qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. The quantitative analysis of our Direct-to-Consumer reporting unit indicated that its fair value exceeded its carrying value by approximately $35.0 million, or 26% above its carrying value.

In completing the realignment of our reporting units, we reallocated the carrying value of goodwill to our new reporting units based on their relative fair values. Immediately subsequent to the realignment, we completed a quantitative analysis for the reporting units that changed as a result of the realignment. This quantitative analysis, as of January 1, 2020, indicated that the estimated fair values of our reporting units exceeded their carrying values by approximate amounts between $37.0 million and $954.0 million, or by amounts between 121% and 189% above the carrying values of their net assets.

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency due to an outbreak of COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Following the pandemic designation, we observed a decline in the market valuation of our common shares and we determined that the global response to the outbreak negatively impacted our estimates of expected future cash flows. After our consideration of economic, market and industry conditions, cost factors, the overall financial performance of the reporting units and the last quantitative analyses we completed, we concluded that a triggering event had occurred for 2 of our reporting units. As such, we completed quantitative goodwill impairment analyses for our Promotional Solutions and Cloud Solutions Web Hosting reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $63.4 million and $4.3 million, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $62.8 million of goodwill remained in the Promotional Solutions reporting unit.

Our impairment analyses were based on assumptions made using the best information available at the time, including the performance of our reporting units subsequent to the WHO declaration of a pandemic and available economic forecasts. These assumptions anticipated a sharp decline in gross domestic product and a material decline in the number of small businesses. We have not yet experienced the full impact of the pandemic or its resulting impact on our small business customers. The sweeping nature of the pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer term. To the extent our assumptions differ from actual events, we may be required to record additional asset impairment charges.

Our impairment assessments are sensitive to changes in forecasted revenues and expenses, as well as our selected discount rate. For the Promotional Solutions reporting unit, holding all other assumptions constant, if we assumed revenue in each year was 10% higher than we estimated, our goodwill impairment charge would have been approximately $18.0 million less, and if we assumed revenue in each year was 10% lower than we estimated, our goodwill impairment charge would have been approximately $18.0 million more. If we assumed our expenses, as a percentage of revenue, were 100 basis points lower in each year, our goodwill impairment charge would have been approximately $39.0 million less, and if we assumed our expenses, as a percentage of revenue, were 100 basis points higher in each year, our goodwill impairment charge would have been approximately $39.0 million more. If we assumed our selected discount rate of 12% was 100 basis points lower, our goodwill impairment charge would have been approximately $21.0 million less, and if we assumed the discount rate was 100 basis points higher, our goodwill impairment charge would have been approximately $17.0 million more.

In the case of the Cloud Solutions Web Hosting reporting unit, holding all other assumptions constant, if we assumed revenue in each year was 10% higher than we estimated, our impairment charges, including the impairment of amortizable intangibles, would have been approximately $1.0 million less. If we assumed our expenses, as a percentage of revenue, were 100 basis points lower in each year, our impairment charges, including the impairment of amortizable intangibles, would have been approximately $9.0 million less, and if we assumed our selected discount rate of 9% was 100 basis points lower, our impairment charges, including the impairment of amortizable intangibles, would have been approximately $1.0 million less.

Risks and uncertainties – The full impact of the COVID-19 outbreak continues to evolve. As such, we are uncertain of the full impact the pandemic will have on our financial condition, liquidity and results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of our consolidated financial statements for the first quarter of 2020. Further Information can be found under the caption “Note 15: Risks and Uncertainties” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

New accounting pronouncements – Information regarding the accounting pronouncements adopted during the first quarter of 2020 and those not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2020, our total debt was comprised of $1.14 billion drawn under our revolving credit facility at a weighted-average interest rate of 3.0%. The interest rate on the majority of the amount drawn under our revolving credit facilty is variable and reflects current market rates. As such, the related carrying amount reported on the consolidated balance sheets approximates fair value. Amounts drawn on our revolving credit facility mature in March 2023.

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility. The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200.0 million of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $8.3 million as of March 31, 2020 and $1.5 million as of December 31, 2019 and was included in other non-current liabilities on the consolidated balance sheets.

Based on the daily average amount of outstanding debt, a one percentage point change in our weighted-average interest rates would have resulted in a $1.8 million change in interest expense for the first quarter of 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2020 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Item 1A of the 2019 Form 10-K. There have been no significant changes to these risk factors since we filed the 2019 Form 10-K, except for the item discussed here.

The impact of COVID-19 has adversely affected, and is expected to continue to adversely affect, our business, financial condition and results of operations.

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. The sweeping nature of the pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer term. Consistent with various state and federal orders, we have been able to designate portions of our business as "essential." As such, many of our facilities remain open. We successfully activated our business continuity plan to ensure uninterrupted operations and services, while keeping our employees, customers and communities safe. Under this plan, employees who have the ability to work from home are doing so, which poses additional cybersecurity and data security risks. We have closed certain facilities and and we may close additional facilities as necessary to protect the health of our employees, as a result of disruptions in the operation of our supply chain or in response to a prolonged decrease in demand for our products and services.

The pandemic has resulted in a significant shift in our revenue mix, as economic conditions had a negative impact on demand for certain of our higher margin products and services. We expect that this will result in a lower overall gross margin until the impacts of COVID-19 start to moderate. Because the current economic environment is significantly impacting small businesses, we are closely monitoring the breadth and depth of small business closures and bankruptcies, changes in the level of small business optimism, lending to small and mid-sized businesses and the general functioning of the credit markets, adoption of government stimulus and other economic programs, consumer unemployment levels and changes in consumer spending patterns. We cannot predict the pace at which these factors will improve or the impact a prolonged downturn in the economy will have on our business, financial condition and results of operations.

We also expect to incur significant costs in our response to the pandemic, including, but not limited to, costs incurred to implement operational changes allowing social distancing, costs related to employees who are not working during the pandemic, premium and overtime pay for certain employees who do choose to work and costs associated with additional cleaning and disinfecting of our facilities.

All of these circumstance negatively impact our liquidity. In response, in March 2020, we drew an additional $238.0 million on our $1.15 billion revolving credit facility, we announced that we will not repurchase any of our common shares during the second quarter of 2020, and we took additional steps to reduce discretionary spending and other expenditures in line with revenue declines. These steps included salary reductions for all salaried employees, including our leadership team, project delays, furloughs and other actions. We continue to monitor the situation closely, including impacts on our operations, suppliers, industry and workforce, and we may implement further measures to provide additional financial flexibility and to improve our cash position and liquidity.

If demand for our products and services does not return to normal levels in the longer term, we may be required to pursue additional sources of financing to meet our financial obligations. Our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility up to $285.0 million dollars beyond the $1.14 billion outstanding as of March 31, 2020, and we believe we could also currently access the capital markets. However, such financing is not guaranteed and is largely dependent on market conditions and other factors. Further actions may be required to improve our cash position, including but not limited to, implementing further employee furloughs or foregoing additional capital expenditures and other discretionary expenses.

The situation surrounding COVID-19 remains fluid and the potential for a material impact on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and the other countries in which we operate. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position or liquidity. The extent to which the COVID-19 pandemic impacts our business depends on future developments, including the severity and duration of the outbreak, business and workforce disruptions and the effectiveness of actions taken to contain and treat the disease. We have not yet experienced the full impact of the pandemic or its resulting impact on our small business customers. Our revenue may not immediately recover with an improvement in macro-economic conditions and would likely require new small business formations and/or the expansion of sales to our existing customers.

In completing asset impairment analyses during the first quarter of 2020, we were required to make assumptions using the best information available at the time, including the performance of our reporting units subsequent to the WHO declaration of a pandemic and available economic forecasts. These assumptions anticipated a sharp decline in gross domestic product and a material decline in the number of small businesses. To the extent our assumptions differ from actual events, we may be required to record additional asset impairment charges.

Other cascading effects of the COVID-19 pandemic that are not currently foreseeable could materially increase our costs, negatively impact our revenue and adversely impact our results of operations and liquidity, possibly to a significant degree. We cannot predict the severity or duration of any such impacts. The COVID-19 pandemic could have the effect of heightening many of the other risks described in Item 1A of the 2019 10-K, including, without limitation, those related to the success of our strategy, our ability to attract and retain customers, competition, the rate of decline for checks and business forms, our ability to reduce costs, risks of cybersecurity breaches, interruptions to our website operations or information technology systems, the ability of third-party providers to perform and potential litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our own common stock, based on trade date, that were completed during the first quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2020 – January 31, 2020	—	$—	—	$301,452,391
February 1, 2020 – February 29, 2020	—	—	—	301,452,391
March 1, 2020 – March 31, 2020	499,202	28.04	499,202	287,452,394
Total	499,202	28.04	499,202	287,452,394

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2020, we withheld 16,437 shares in conjunction with the vesting and exercise of equity-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
First Amendment to Employment Agreement, dated October 14, 2018, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 26, 2020)*

10.2	Deluxe Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 20, 2020)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 8, 2020	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2020	/s/ Ronald Van Houwelingen
Ronald Van Houwelingen Vice President, Corporate Controller (Principal Accounting Officer)