Form 10-Q
period 2020-09-30
DELUXE CORP
filed 2020-11-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 28, 2020 was 41,893,988.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $35,009 and $9,713, respectively	$310,430	$73,620
Trade accounts receivable, net of allowance for uncollectible accounts of $6,488 and $4,985, respectively	138,349	163,421
Inventories and supplies	50,512	39,921
Funds held for customers, including securities carried at fair value of $23,613 and $34,450, respectively	106,199	117,641
Revenue in excess of billings	29,307	32,790
Other current assets	43,139	44,818
Total current assets	677,936	472,211
Deferred income taxes	5,834	3,907
Long-term investments	45,522	44,995
Property, plant and equipment, net of accumulated depreciation of $365,250 and $377,180, respectively	80,694	96,467
Operating lease assets	40,475	44,372
Intangibles, net of accumulated amortization of $596,778 and $557,023, respectively	234,764	276,122
Goodwill	736,779	804,487
Other non-current assets	185,175	200,750
Total assets	$2,007,179	$1,943,311
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,120	$112,198
Funds held for customers	104,197	116,411
Accrued liabilities	161,542	179,338
Total current liabilities	378,859	407,947
Long-term debt	1,040,000	883,500
Operating lease liabilities	30,909	33,585
Deferred income taxes	4,794	14,898
Other non-current liabilities	41,173	32,520
Commitments and contingencies (Notes 12 and 15)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2020 – 41,893; December 31, 2019 – 42,126)	41,893	42,126
Additional paid-in capital	11,554	4,086
Retained earnings	510,805	572,596
Accumulated other comprehensive loss	(52,904)	(47,947)
Non-controlling interest	96	—
Total shareholders’ equity	511,444	570,861
Total liabilities and shareholders’ equity	$2,007,179	$1,943,311

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Product revenue	$298,751	$346,315	$908,146	$1,043,896
Service revenue	140,710	147,278	428,142	442,749
Total revenue	439,461	493,593	1,336,288	1,486,645
Cost of products	(108,369)	(133,807)	(332,818)	(398,869)
Cost of services	(66,092)	(69,916)	(205,974)	(207,006)
Total cost of revenue	(174,461)	(203,723)	(538,792)	(605,875)
Gross profit	265,000	289,870	797,496	880,770
Selling, general and administrative expense	(198,871)	(213,318)	(634,645)	(665,787)
Restructuring and integration expense	(18,949)	(26,255)	(56,957)	(49,089)
Asset impairment charges	(2,760)	(390,980)	(97,973)	(390,980)
Operating income (loss)	44,420	(340,683)	7,921	(225,086)
Interest expense	(5,083)	(8,710)	(18,254)	(27,251)
Other income	2,201	2,183	8,482	6,118
Income (loss) before income taxes	41,538	(347,210)	(1,851)	(246,219)
Income tax (provision) benefit	(12,094)	28,717	(13,958)	1,498
Net income (loss)	29,444	(318,493)	(15,809)	(244,721)
Net income attributable to non-controlling interest	(27)	—	(46)	—
Net income (loss) attributable to Deluxe	$29,417	$(318,493)	$(15,855)	$(244,721)
Total comprehensive income (loss)	$32,319	$(322,150)	$(20,766)	$(245,326)
Comprehensive income (loss) attributable to Deluxe	32,292	(322,150)	(20,812)	(245,326)
Basic earnings (loss) per share	0.70	(7.49)	(0.38)	(5.65)
Diluted earnings (loss) per share	0.70	(7.49)	(0.40)	(5.65)

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2020	41,855	$41,855	$4,950	$494,243	$(55,779)	$69	$485,338
Net income	—	—	—	29,417	—	27	29,444
Cash dividends ($0.30 per share)	—	—	—	(12,855)	—	—	(12,855)
Common shares issued	44	44	593	—	—	—	637
Common shares retired	(6)	(6)	(128)	—	—	—	(134)
Employee share-based compensation	—	—	6,139	—	—	—	6,139
Other comprehensive income	—	—	—	—	2,875	—	2,875
Balance, September 30, 2020	41,893	$41,893	$11,554	$510,805	$(52,904)	$96	$511,444

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2019	42,126	$42,126	$4,086	$572,596	$(47,947)	$—	$570,861
Net loss	—	—	—	(15,855)	—	46	(15,809)
Cash dividends ($0.90 per share)	—	—	—	(38,562)	—	—	(38,562)
Common shares issued	334	334	2,860	—	—	—	3,194
Common shares repurchased	(499)	(499)	(9,767)	(3,734)	—	—	(14,000)
Other common shares retired	(68)	(68)	(1,994)	—	—	—	(2,062)
Employee share-based compensation	—	—	16,369	—	—	—	16,369
Adoption of Accounting Standards Update No. 2016-13 (Note 2)	—	—	—	(3,640)	—	—	(3,640)
Other comprehensive loss	—	—	—	—	(4,957)	—	(4,957)
Non-controlling interest, net	—	—	—	—	—	50	50
Balance, September 30, 2020	41,893	$41,893	$11,554	$510,805	$(52,904)	$96	$511,444

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, June 30, 2019	42,928	$42,928	$—	$904,748	$(53,527)	$894,149
Net loss	—	—	—	(318,493)	—	(318,493)
Cash dividends ($0.30 per share)	—	—	—	(12,977)	—	(12,977)
Common shares issued	51	51	1,472	—	—	1,523
Common shares repurchased	(876)	(876)	(6,109)	(32,666)	—	(39,651)
Other common shares retired	(4)	(4)	(200)	—	—	(204)
Employee share-based compensation	—	—	4,837	—	—	4,837
Other comprehensive loss	—	—	—	—	(3,657)	(3,657)
Balance, September 30, 2019	42,099	$42,099	$—	$540,612	$(57,184)	$525,527

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2018	44,647	$44,647	$—	$927,345	$(56,579)	$915,413
Net loss	—	—	—	(244,721)	—	(244,721)
Cash dividends ($0.90 per share)	—	—	—	(39,445)	—	(39,445)
Common shares issued	150	150	3,411	—	—	3,561
Common shares repurchased	(2,632)	(2,632)	(13,615)	(102,300)	—	(118,547)
Other common shares retired	(66)	(66)	(3,010)	—	—	(3,076)
Employee share-based compensation	—	—	13,214	—	—	13,214
Adoption of Accounting Standards Update No. 2016-02	—	—	—	(267)	—	(267)
Other comprehensive loss	—	—	—	—	(605)	(605)
Balance, September 30, 2019	42,099	$42,099	$—	$540,612	$(57,184)	$525,527

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(15,809)	$(244,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,510	12,206
Amortization of intangibles	67,555	83,224
Operating lease expense	15,044	15,145
Asset impairment charges	97,973	390,980
Amortization of prepaid product discounts	21,725	17,861
Deferred income taxes	(9,395)	(38,549)
Employee share-based compensation expense	15,335	14,580
Other non-cash items, net	15,231	10,082
Changes in assets and liabilities:
Trade accounts receivable	21,376	27,505
Inventories and supplies	(11,938)	2,728
Other current assets	2,158	(3,213)
Non-current assets	(13,335)	(3,346)
Accounts payable	(9,830)	(10,779)
Prepaid product discount payments	(24,947)	(20,370)
Other accrued and non-current liabilities	(19,842)	(45,309)
Net cash provided by operating activities	166,811	208,024
Cash flows from investing activities:
Purchases of capital assets	(42,707)	(49,679)
Proceeds from sale of facilities	9,713	—
Purchases of customer funds marketable securities	(3,742)	(3,817)
Proceeds from customer funds marketable securities	3,742	3,817
Other	1,326	3,147
Net cash used by investing activities	(31,668)	(46,532)
Cash flows from financing activities:
Proceeds from issuing long-term debt	309,000	203,500
Payments on long-term debt	(152,500)	(189,500)
Net change in customer funds obligations	(9,375)	(8,711)
Proceeds from issuing shares under employee plans	3,048	3,159
Employee taxes paid for shares withheld	(2,023)	(3,076)
Payments for common shares repurchased	(14,000)	(118,547)
Cash dividends paid to shareholders	(38,057)	(39,068)
Other	(2,734)	(5,001)
Net cash provided (used) by financing activities	93,359	(157,244)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,297)	2,604
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	225,205	6,852
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	174,811	145,259
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$400,016	$152,111

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2020, the consolidated statements of comprehensive income (loss) for the quarters and nine months ended September 30, 2020 and 2019, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2020 and 2019 and the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The consolidated balance sheet as of December 31, 2019 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the 2019 Form 10-K).

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

Non-controlling interest – Effective April 1, 2020, we executed an agreement to form MedPay Exchange LLC (MPX), which delivers payments to healthcare providers from insurance companies and other payers. This entity is a variable interest entity (VIE), as defined in Accounting Standards Codification Topic 810, Consolidation. As we are the primary beneficiary of the VIE, we are required to consolidate MPX in our consolidated financial statements. Our partner’s interest in MPX is reported as non-controlling interest in the consolidated balance sheet within equity, separate from our equity. Net income (loss) and comprehensive income (loss) are attributed to us and the non-controlling interest on the consolidated statements of comprehensive income (loss). The amounts attributable to the non-controlling interest were not significant for the quarter or nine months ended September 30, 2020.

Comparability – Amounts on the consolidated balance sheet as of December 31, 2019 and amounts within cash flows from operating activities and cash flows from investing activities on the consolidated statement of cash flows for the nine months ended September 30, 2019 have been modified to conform to the current year presentation. On the consolidated balance sheet, assets held for sale are included within other non-current assets. In the previous year, this amount was presented separately. Within cash flows from operating activities, loss on sales of businesses and customer lists is included within other non-cash items, net. In the previous year, this amount was presented separately. Within cash flows from investing activities, payments for acquisitions, net of cash acquired, is included within the other caption. In the previous year, this amount was presented separately.

During the quarter ended September 30, 2020, we identified the incorrect presentation of certain amounts reported in the 2019 consolidated statements of cash flows. We determined that holdback payments for acquisitions and asset purchases were incorrectly included in net cash used by investing activities and should be included in net cash used by financing activities. We determined that the amounts impacting payments for acquisitions were not material to the consolidated financial statements for the nine months ended September 30, 2019, and the presentation of these amounts has been corrected in the consolidated statement of cash flows for the nine months ended September 30, 2019 appearing herein. This revision had no impact on the amount reported for cash, cash equivalents, restricted cash and restricted cash equivalents as of September 30, 2019.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
The impact of the revision on the consolidated statement of cash flows for the nine months ended September 30, 2019 was as follows:

(in thousands)	As previously reported	Adjustment	As revised
Payments for acquisitions, net of cash acquired	$(1,598)	$1,598	$—
Other	1,398	1,749	3,147
Net cash used by investing activities	(49,879)	3,347	(46,532)
Other	(1,654)	(3,347)	(5,001)
Net cash used by financing activities	(153,897)	(3,347)	(157,244)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$6,852	$—	$6,852

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

ASU No. 2018-15 – In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by the new standard. We adopted this standard on January 1, 2020, applying it prospectively to eligible costs incurred on or after this date. Adoption of this standard did impact our results of operations and financial position, as we previously expensed these implementation costs as incurred. As of September 30, 2020, $19,617 of cloud computing implementation costs were included within other non-current assets on the consolidated balance sheet. These costs primarily relate to our planned implementation of a new enterprise resource planning system.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Changes in the allowance for uncollectible accounts included within trade accounts receivable for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance, beginning of year	$4,985	$3,639
Bad debt expense	4,174	3,718
Write-offs and other	(2,671)	(2,537)
Balance, end of period	$6,488	$4,820

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Raw materials	$7,025	$6,977
Semi-finished goods	7,151	7,368
Finished goods	33,144	21,982
Supplies	3,192	3,594
Inventories and supplies	$50,512	$39,921

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	September 30, 2020
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$7,000	$—	$—	$7,000
Canadian and provincial government securities	8,968	137	—	9,105
Canadian guaranteed investment certificates	7,508	—	—	7,508
Available-for-sale debt securities	$23,476	$137	$—	$23,613

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2020, also included cash of $82,586.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2019
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$18,000	$—	$—	$18,000
Canadian and provincial government securities	9,056	—	(304)	8,752
Canadian guaranteed investment certificates	7,698	—	—	7,698
Available-for-sale debt securities	$34,754	$—	$(304)	$34,450

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2019, also included cash of $83,191.
Expected maturities of available-for-sale debt securities as of September 30, 2020 were as follows:

(in thousands)	Fair value
Due in one year or less	$13,057
Due in two to five years	6,595
Due in six to ten years	3,961
Available-for-sale debt securities	$23,613

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

Revenue in excess of billings – Upon adoption of ASU No. 2016-13 and related amendments on January 1, 2020 (Note 2), we recorded an allowance for uncollectible accounts related to revenue in excess of billings. This allowance was not significant upon adoption, or as of September 30, 2020. Revenue in excess of billings, net of the allowance for uncollectible accounts, was comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Conditional right to receive consideration	$19,611	$24,499
Unconditional right to receive consideration	9,696	8,291
Revenue in excess of billings	$29,307	$32,790

Intangibles – Intangibles were comprised of the following:

	September 30, 2020			December 31, 2019
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$400,964	$(325,746)	$75,218	$380,905	$(299,698)	$81,207
Customer lists/relationships	328,967	(191,964)	137,003	348,055	(187,462)	160,593
Software to be sold	36,900	(22,827)	14,073	36,900	(19,657)	17,243
Technology-based intangibles	34,613	(26,863)	7,750	34,780	(22,122)	12,658
Trade names	30,098	(29,378)	720	32,505	(28,084)	4,421
Intangibles	$831,542	$(596,778)	$234,764	$833,145	$(557,023)	$276,122

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

During the nine months ended September 30, 2020, we recorded asset impairment charges related to certain intangible assets. Further information can be found in Note 7.

Amortization of intangibles was $22,515 for the quarter ended September 30, 2020, $26,736 for the quarter ended September 30, 2019, $67,555 for the nine months ended September 30, 2020 and $83,224 for the nine months ended September 30, 2019. Based on the intangibles in service as of September 30, 2020, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2020	$23,996
2021	75,519
2022	51,087
2023	33,349
2024	18,185

The following intangibles were acquired during the nine months ended September 30, 2020:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$28,268	3
Customer lists/relationships	21,627	7
Acquired intangibles	$49,895	5

Goodwill – Changes in goodwill by reportable segment and in total for the nine months ended September 30, 2020 were as follows :

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2019:
Goodwill, gross	$168,165	$432,984	$252,834	$434,812	$1,288,795
Accumulated impairment charges	—	(357,741)	(126,567)	—	(484,308)
Goodwill, net of accumulated impairment charges	168,165	75,243	126,267	434,812	804,487
Impairment charges (Note 7)	—	(4,317)	(63,356)	—	(67,673)
Currency translation adjustment	—	—	(35)	—	(35)
Balance, September 30, 2020	$168,165	$70,926	$62,876	$434,812	$736,779

Balance, September 30, 2020:
Goodwill, gross	$168,165	$432,984	$252,799	$434,812	$1,288,760
Accumulated impairment charges	—	(362,058)	(189,923)	—	(551,981)
Goodwill, net of accumulated impairment charges	$168,165	$70,926	$62,876	$434,812	$736,779

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Postretirement benefit plan asset	$61,366	$56,743
Prepaid product discounts	41,249	51,145
Loans and notes receivable from Safeguard distributors, net of allowance for doubtful accounts(1)	38,648	66,872
Cloud computing arrangements	19,617	—
Deferred sales commissions(2)	10,106	9,682
Other	14,189	16,308
Other non-current assets	$185,175	$200,750

(1) Amount Includes the non-current portion of loans and note receivables. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $2,935 as of September 30, 2020 and $3,511 as of December 31, 2019.

(2) Amortization of deferred sales commissions was $2,756 for the nine months ended September 30, 2020 and $2,246 for the nine months ended September 30, 2019.

Upon adoption of ASU No. 2016-13 and related amendments on January 1, 2020 (Note 2), we recorded an additional allowance for uncollectible accounts related to loans and notes receivable from Safeguard distributors. Changes in this allowance for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance, beginning of year	$284	$284
Adoption of ASU No. 2016-13 (Note 2)	4,749	—
Bad debt expense	5,647	—
Exchange for customer lists	(6,402)	—
Balance, end of period	$4,278	$284

Bad debt expense for the nine months ended September 30, 2020, included loan-specific allowances primarily related to a distributor that was underperforming. In calculating this reserve, we utilized various valuation techniques to determine the value of the underlying collateral. During the third quarter of 2020, this note receivable was exchanged for the underlying collateral, which consisted of a customer list intangible asset. As such, the note receivable and the related allowance were reversed. Past due receivables and those on non-accrual status were not significant as of September 30, 2020.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from Safeguard distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2020. There were no write-offs and no recoveries recorded during the nine months ended September 30, 2020.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	2016	Prior	Total
Risk rating:
1-2 internal grade	$1,361	$2,003	$23,843	$11,731	$216	$4,135	$43,289
3-4 internal grade	—	2,572	—	—	—	—	2,572
Loans and notes receivable	$1,361	$4,575	$23,843	$11,731	$216	$4,135	$45,861

Changes in prepaid product discounts during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance, beginning of year	$51,145	$54,642
Additions(1)	13,259	15,275
Amortization	(21,725)	(17,861)
Other	(1,430)	(308)
Balance, end of period	$41,249	$51,748
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $24,947 for the nine months ended September 30, 2020 and $20,370 for the nine months ended September 30, 2019.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Deferred revenue(1)	$37,933	$46,098
Employee cash bonuses	24,980	36,918
Wages	14,261	6,937
Operating lease liabilities	12,769	12,898
Prepaid product discounts due within one year	6,028	14,709
Other	65,571	61,778
Accrued liabilities	$161,542	$179,338

(1) $37,411 of the December 31, 2019 amount was recognized as revenue during the nine months ended September 30, 2020.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$310,430	$73,472
Restricted cash and restricted cash equivalents included in funds held for customers	89,586	78,639
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$400,016	$152,111

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Earnings (loss) per share – basic:
Net income (loss)	$29,444	$(318,493)	$(15,809)	$(244,721)
Net income attributable to non-controlling interest	(27)	—	(46)	—
Net income (loss) attributable to Deluxe	29,417	(318,493)	(15,855)	(244,721)
Income allocated to participating securities	(24)	(24)	(42)	(79)
Income (loss) attributable to Deluxe available to common shareholders	$29,393	$(318,517)	$(15,897)	$(244,800)
Weighted-average shares outstanding	41,872	42,533	41,927	43,312
Earnings (loss) per share – basic	$0.70	$(7.49)	$(0.38)	$(5.65)

Earnings (loss) per share – diluted:
Net income (loss)	$29,444	$(318,493)	$(15,809)	$(244,721)
Net income attributable to non-controlling interest	(27)	—	(46)	—
Net income (loss) attributable to Deluxe	29,417	(318,493)	(15,855)	(244,721)
Income allocated to participating securities	—	(24)	(42)	(79)
Re-measurement of share-based awards classified as liabilities	—	—	(794)	—
Income (loss) attributable to Deluxe available to common shareholders	$29,417	$(318,517)	$(16,691)	$(244,800)
Weighted-average shares outstanding	41,872	42,533	41,927	43,312
Dilutive impact of potential common shares	119	—	40	—
Weighted-average shares and potential common shares outstanding	41,991	42,533	41,967	43,312
Earnings (loss) per share – diluted	$0.70	$(7.49)	$(0.40)	$(5.65)
Antidilutive options excluded from calculation	2,086	1,422	2,160	1,422

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income (loss) was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income (loss)
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Realized (loss) gain on interest rate swap	$(326)	$81	$(514)	$81	Interest expense
Tax benefit (provision)	85	(21)	134	(21)	Income tax (provision) benefit
Realized (loss) gain on interest rate swap, net of tax	(241)	60	(380)	60	Net income (loss)
Amortization of postretirement benefit plan items:
Prior service credit	355	355	1,066	1,066	Other income
Net actuarial loss	(575)	(806)	(1,725)	(2,417)	Other income
Total amortization	(220)	(451)	(659)	(1,351)	Other income
Tax benefit	12	70	35	209	Income tax (provision) benefit
Amortization of postretirement benefit plan items, net of tax	(208)	(381)	(624)	(1,142)	Net income (loss)
Total reclassifications, net of tax	$(449)	$(321)	$(1,004)	$(1,082)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2020 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2019	$(28,406)	$(275)	$(1,097)	$(18,169)	$(47,947)
Other comprehensive income (loss) before reclassifications	—	314	(5,240)	(1,035)	(5,961)
Amounts reclassified from accumulated other comprehensive loss	624	—	380	—	1,004
Net current-period other comprehensive income (loss)	624	314	(4,860)	(1,035)	(4,957)
Balance, September 30, 2020	$(27,782)	$39	$(5,957)	$(19,204)	$(52,904)

(1) Other comprehensive income before reclassifications is net of income tax expense of $110.

(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $1,840.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility (Note 11). The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $8,046 as of September 30, 2020 and $1,480 as of December 31, 2019 and was included in other non-current liabilities on the consolidated balance sheets. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of September 30, 2020 and December 31, 2019 and its impact on consolidated net income (loss) and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

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

First quarter 2020 goodwill impairment analyses – Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy (Note 14). As a result, we reassessed our previously determined reporting units and concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for all of our reporting units, with the exception of our Direct-to-Consumer reporting unit, which is part of our new Checks reportable business segment. The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. The quantitative analysis of our Direct-to-Consumer reporting unit indicated that its fair value exceeded its carrying value by approximately $35,000, or 26%.

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

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency due to an outbreak of COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Following the pandemic designation, we observed a decline in the market valuation of our common shares and we determined that the global response to the pandemic negatively impacted our estimates of expected future cash flows. After our consideration of economic, market and industry conditions, cost factors, the overall financial performance of our reporting units and the last quantitative analyses we completed, we concluded that a triggering event had occurred for 2 of our reporting units. As such, we completed quantitative goodwill impairment analyses for our Promotional Solutions and Cloud Solutions Web Hosting reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $63,356 and $4,317, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $62,785 of goodwill remained in the Promotional Solutions reporting unit as of the measurement date.

2020 annual impairment analysis – In completing the 2020 annual impairment analysis of goodwill, we elected to perform qualitative analyses for 2 of our reporting units: Payments and Checks. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses we completed, which indicated that the estimated

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
fair values of these reporting units exceeded their carrying values by approximately $490,000 and $955,000, or by 189% and 180% above the carrying values of their net assets. In completing these assessments, we noted no changes in events or circumstance that indicated that it was more likely than not that the fair value of either reporting unit was less than its carrying amount.

We elected to perform quantitative analyses for our other 2 reporting units: Cloud Data Analytics and Promotional Solutions. These quantitative analyses indicated that the estimated fair values of these reporting units exceeded their carrying values by approximately $100,000 and $210,000, or by 63% and 132% above the carrying values of their net assets. As such, no goodwill impairment charges were recorded as a result of our annual impairment analysis.

Other nonrecurring asset impairment analyses – As a result of the impacts of the COVID-19 pandemic, we assessed for impairment certain long-lived assets of our Cloud Solutions Web Hosting reporting unit as of March 31, 2020. As a result of these assessments, we recorded asset impairment charges of $17,678 related to certain customer list, software and trade name intangible assets. With the exception of certain internal-use software assets, we determined that the assets were fully impaired. We utilized the discounted value of estimated future cash flows to estimate the fair value of the asset group. In our analysis, we assumed a revenue decline of 31% and a gross margin decline of 5.2 points in 2020, as well as a discount rate of 9%.

During the first quarter of 2020, we assessed for impairment the carrying value of an asset group related to a small business distributor that we previously purchased. Our assessment was the result of customer attrition during the quarter that impacted our projections of future cash flows. Based on our estimate of discounted future cash flows, we determined that the asset group was partially impaired as of February 29, 2020, and we recorded an asset impairment charge of $2,752, reducing the carrying value of the related customer list intangible asset. During the third quarter of 2020, as customer attrition continued, we again assessed this asset group for impairment and recorded an additional asset impairment charge of $2,356, bringing the total impairment charge to $5,108 in 2020. In calculating the estimated fair value of the asset group as of September 30, 2020, we assumed no revenue growth, a 1.0 point improvement in gross margin and a discount rate of 11%.

Also during the first nine months of 2020, we recorded asset impairment charges of $7,514 related primarily to the rationalization of our real estate footprint, as well as internal-use software held for sale as of December 31, 2019. These assets were written down to their estimated fair values less costs to sell and the sale of the related real estate assets was completed during the quarter ended September 30, 2020.

Asset impairment analyses completed during the nine months ended September 30, 2020 were as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Cloud Solutions Web Hosting assets:
Customer lists	$—	$—	$—	$—	$8,397
Internal-use software	2,172	—	—	2,172	6,932
Other	—	—	—	—	2,349
Cloud Solutions Web Hosting assets					17,678
Small business distributor	4,479	—	—	4,479	5,108
Other assets	11,210	—	—	11,210	7,514
Goodwill					67,673
Total					$97,973

Recurring fair value measurements – Cash and cash equivalents as of September 30, 2020 included investments in money market funds that have been designated as trading securities. Because of the short-term nature of the underlying investments, the cost of these funds approximates their fair values.

Funds held for customers included available-for-sale debt securities (Note 3). These securities included a money market fund that is traded in an active market, a mutual fund investment that invests in Canadian and provincial government

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
securities, and investments in Canadian guaranteed investment certificates (GICs) with maturities of 1 to 2 years. The cost of the money market fund approximates its fair value because of the short-term nature of the investment. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income (loss) and were not significant for the quarters or nine months ended September 30, 2020 and 2019.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2020		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Cash and cash equivalents	$35,009	$35,009	$35,009	$—	$—
Cash equivalents	Funds held for customers	$7,000	$7,000	$7,000	$—	$—
Available-for-sale debt securities	Funds held for customers	16,613	16,613	—	16,613	—
Derivative liability (Note 6)	Other non-current liabilities	(8,046)	(8,046)	—	(8,046)	—
Amortized cost:
Cash	Cash and cash equivalents	275,421	275,421	275,421	—	—
Cash	Funds held for customers	82,586	82,586	82,586	—	—
Loans and notes receivable from Safeguard distributors	Other current and non-current assets	41,583	41,261	—	—	41,261
Long-term debt	Long-term debt	1,040,000	1,040,000	—	1,040,000	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2019		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Cash and cash equivalents	$9,713	$9,713	$9,713	$—	$—
Cash equivalents	Funds held for customers	18,000	18,000	18,000	—	—
Available-for-sale debt securities	Funds held for customers	16,450	16,450	—	16,450	—
Derivative liability (Note 6)	Other non-current liabilities	(1,480)	(1,480)	—	(1,480)	—
Amortized cost:
Cash	Cash and cash equivalents	63,907	63,907	63,907	—	—
Cash	Funds held for customers	83,191	83,191	83,191	—	—
Loans and notes receivable from Safeguard distributors	Other current and non-current assets	70,383	68,887	—	—	68,887
Long-term debt	Long-term debt	883,500	883,500	—	883,500	—

NOTE 8: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial, sales and human resources management systems. It also includes costs related to the integration of acquired businesses into our systems and processes and the rationalization of our real estate footprint. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other miscellaneous costs associated with our initiatives, such as training, travel and relocation. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, across functional areas. We are currently pursuing several initiatives designed to focus our business behind our growth strategies and to increase our efficiency. Restructuring and integration expense is not allocated to our reportable business segments.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income (loss) as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total cost of revenue	$(26)	$1,419	$831	$2,365
Operating expenses	18,949	26,255	56,957	49,089
Restructuring and integration expense	$18,923	$27,674	$57,788	$51,454

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
External consulting fees	$14,898	$15,820	$37,136	$28,066
Employee severance benefits	752	5,033	10,870	9,794
Internal labor	2,218	3,078	5,200	8,927
Other	1,055	3,743	4,582	4,667
Restructuring and integration expense	$18,923	$27,674	$57,788	$51,454

Our restructuring and integration accruals represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. These accruals are included in accrued liabilities on the consolidated balance sheets. The majority of the related employee reductions are expected to be completed by the first quarter of 2021, and we expect most of the related severance payments to be paid in the first half of 2021, utilizing cash from operations.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2019	$3,459
Charges	11,587
Reversals	(717)
Payments	(11,985)
Balance, September 30, 2020	$2,344

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 9: INCOME TAX PROVISION (BENEFIT)

The effective tax rate on pre-tax loss reconciles to the U.S. federal statutory tax rate as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges	(654.9%)	(29.3%)
Net tax impact of share-based compensation	(105.2%)	(1.1%)
Research and development tax credit	(3.3%)	0.6%
Change in valuation allowances	—	(4.5%)
Foreign tax rate differences	4.5%	1.3%
State income tax expense, net of federal income tax benefit	0.2%	4.9%
Other	(16.4%)	(0.6%)
Effective tax rate	(754.1%)	(7.7%)

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income (loss) and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Interest cost	$478	$682	$1,434	$2,046
Expected return on plan assets	(1,905)	(1,740)	(5,714)	(5,218)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	575	806	1,725	2,417
Net periodic benefit income	$(1,207)	$(607)	$(3,621)	$(1,821)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 11: DEBT

Debt outstanding consisted of amounts drawn on our revolving credit facility of $1,040,000 as of September 30, 2020 and $883,500 as of December 31, 2019. In March 2020, in conjunction with our response to the COVID-19 pandemic, we drew an additional $238,000 on our credit facility, due to uncertainty in how the commercial capital and credit markets would operate during the pandemic. During July 2020, we repaid $100,000 of the amount drawn under the credit facility, and in October 2020, we repaid an additional $140,000. As of September 30, 2020, we held cash and cash equivalents of $310,430.

As of September 30, 2020, the total availability under our revolving credit facility was $1,150,000. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 1.93% as of September 30, 2020 and 3.03% as of December 31, 2019. In July 2019, we executed an interest rate swap to convert $200,000 of the amount drawn under the credit facility to fixed rate debt. Further information can be found in Note 6.

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

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Daily average amount outstanding	$1,042,350	$925,715
Weighted-average interest rate	2.17%	3.54%

The following table shows amounts available for borrowing under our revolving credit facility as of September 30, 2020. In October 2020, we repaid $140,000 of the amount drawn on the facility. This amount remains available to us for borrowing.

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(1,040,000)
Outstanding letters of credit(1)	(7,428)
Net available for borrowing as of September 30, 2020	$102,572

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

NOTE 12: OTHER COMMITMENTS AND CONTINGENCIES

Leases – During the third quarter of 2020, we executed leases on 2 new facilities, located in Georgia and Minnesota, with terms of 6 and 16 years, respectively. As a result, our total lease obligations increased approximately $65,000, with approximately $5,000 due in 2021 - 2022, approximately $13,000 due in 2023 - 2024, and the remainder due through 2037. As these leases have not yet commenced, they are not reflected on our consolidated balance sheet as of September 30, 2020.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of September 30, 2020 or December 31, 2019.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $9,079 as of September 30, 2020 and $7,576 as of December 31, 2019. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of September 30, 2020 or December 31, 2019.

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

Note 13: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased during the third quarter of 2020. During the first nine months of 2020, we repurchased 499 thousand shares for $14,000. As of September 30, 2020, $287,452 remained available for repurchase under the authorization.

NOTE 14: BUSINESS SEGMENT INFORMATION

For many years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments, generally organized by product type, as follows:

•Payments – This segment includes our treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management, in addition to payroll and disbursement services, including Deluxe Payment Exchange and fraud and security services.

•Cloud Solutions – This segment includes web hosting and design services, data-driven marketing solutions and hosted solutions, including digital engagement, logo design, financial institution profitability reporting, account switching tools and business incorporation services.

•Promotional Solutions – This segment includes business forms, accessories, advertising specialties, promotional apparel, retail packaging and strategic sourcing services.

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

The following is our segment information for the quarters and nine months ended September 30, 2020 and 2019. The segment information for 2019 has been revised to reflect our current segment structure.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Payments:
Revenue	$74,675	$64,634	$223,886	$193,888
Adjusted EBITDA	16,746	17,199	50,352	52,037
Cloud Solutions:
Revenue	63,758	79,976	193,600	237,178
Adjusted EBITDA	16,425	20,216	45,494	56,362
Promotional Solutions:
Revenue	124,929	156,835	385,667	468,209
Adjusted EBITDA	21,478	22,909	46,529	68,787
Checks:
Revenue	176,099	192,148	533,135	587,370
Adjusted EBITDA	84,954	98,782	258,392	300,887
Total segment:
Revenue	$439,461	$493,593	$1,336,288	$1,486,645
Adjusted EBITDA	139,603	159,106	400,767	478,073

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total segment adjusted EBITDA	$139,603	$159,106	$400,767	$478,073
Corporate operations	(37,090)	(39,770)	(131,101)	(127,543)
Depreciation and amortization	(27,972)	(30,494)	(83,065)	(95,430)
Interest expense	(5,083)	(8,710)	(18,254)	(27,251)
Pre-tax income attributable to non-controlling interest	21	—	46	—
Asset impairment charges	(2,760)	(390,980)	(97,973)	(390,980)
Restructuring, integration and other costs	(18,941)	(29,723)	(59,064)	(53,699)
CEO transition costs(1)	—	(1,145)	(10)	(8,539)
Share-based compensation expense	(6,240)	(5,356)	(15,335)	(14,016)
Acquisition transaction costs	—	(13)	(9)	(193)
Certain legal-related expenses	—	—	2,165	(6,417)
Loss on sales of customer lists	—	(125)	(18)	(224)
Income (loss) before income taxes	$41,538	$(347,210)	$(1,851)	$(246,219)

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

	Quarter Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$176,099	$176,099
Forms and other products	—	—	77,492	—	77,492
Treasury management solutions	55,418	—	—	—	55,418
Marketing and promotional solutions	—	—	47,437	—	47,437
Web and hosted solutions	—	33,250	—	—	33,250
Data-driven marketing solutions	—	30,508	—	—	30,508
Other payments solutions	19,257	—	—	—	19,257
Total revenue	$74,675	$63,758	$124,929	$176,099	$439,461

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Quarter Ended September 30, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$192,148	$192,148
Forms and other products	—	—	86,184	—	86,184
Treasury management solutions	45,836	—	—	—	45,836
Marketing and promotional solutions	—	—	70,651	—	70,651
Web and hosted solutions	—	38,892	—	—	38,892
Data-driven marketing solutions	—	41,084	—	—	41,084
Other payments solutions	18,798	—	—	—	18,798
Total revenue	$64,634	$79,976	$156,835	$192,148	$493,593

	Nine Months Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$533,135	$533,135
Forms and other products	—	—	234,735	—	234,735
Treasury management solutions	167,078	—	—	—	167,078
Marketing and promotional solutions	—	—	150,932	—	150,932
Web and hosted solutions	—	104,673	—	—	104,673
Data-driven marketing solutions	—	88,927	—	—	88,927
Other payments solutions	56,808	—	—	—	56,808
Total revenue	$223,886	$193,600	$385,667	$533,135	$1,336,288

	Nine Months Ended September 30, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$587,370	$587,370
Forms and other products	—	—	257,553	—	257,553
Treasury management solutions	136,782	—	—	—	136,782
Marketing and promotional solutions	—	—	210,656	—	210,656
Web and hosted solutions	—	120,514	—	—	120,514
Data-driven marketing solutions	—	116,664	—	—	116,664
Other payments solutions	57,106	—	—	—	57,106
Total revenue	$193,888	$237,178	$468,209	$587,370	$1,486,645

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$66,377	$55,755	$118,454	$170,865	$411,451
Foreign, primarily Canada and Australia	8,298	8,003	6,475	5,234	28,010
Total revenue	$74,675	$63,758	$124,929	$176,099	$439,461

	Quarter Ended September 30, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$56,088	$71,300	$150,336	$186,659	$464,383
Foreign, primarily Canada and Australia	8,546	8,676	6,499	5,489	29,210
Total revenue	$64,634	$79,976	$156,835	$192,148	$493,593

	Nine Months Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$198,965	$169,917	$369,023	$516,961	$1,254,866
Foreign, primarily Canada and Australia	24,921	23,683	16,644	16,174	81,422
Total revenue	$223,886	$193,600	$385,667	$533,135	$1,336,288

	Nine Months Ended September 30, 2019
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$169,130	$210,929	$448,049	$570,565	$1,398,673
Foreign, primarily Canada and Australia	24,758	26,249	20,160	16,805	87,972
Total revenue	$193,888	$237,178	$468,209	$587,370	$1,486,645

NOTE 15: RISKS AND UNCERTAINTIES

The impact on our business of the COVID-19 pandemic continues to evolve. As such, we are uncertain of the impact on our future financial condition, liquidity and/or results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of these consolidated financial statements. As discussed in Note 7, the COVID-19 pandemic resulted in a goodwill impairment triggering event during the first quarter of 2020, as the adverse economic effects of the pandemic materially decreased demand for the products and services we provide to our customers, particularly through our Promotional Solutions and Cloud Solutions segments. The extent to which the pandemic will continue to impact our business depends on future developments, including the severity and duration of the pandemic, business and workforce disruptions and the ultimate number of businesses that fail. Our evaluation of asset impairment required us to make assumptions about these future events over the life of the assets being evaluated. This required significant judgment and actual results may differ significantly from our estimates. As a result of the continuing effects of COVID-19, we may be required to record additional goodwill or other asset impairment charges in the future.

We held loans and notes receivable from our Safeguard distributors of $41,583 as of September 30, 2020. These distributors sell their products and services primarily to small businesses, which have been significantly impacted by the COVID-19 pandemic. As of September 30, 2020, our allowance for expected credit losses on these receivables was $4,278, although the majority of this amount was not driven by impacts of the pandemic. We utilized all information known to us in determining this allowance, as well as allowances related to our trade accounts receivable and unbilled receivables. If our assumptions prove to be incorrect, we may be required to record additional bad debt expense in the future. Additionally,

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
uncertainty surrounding the impact of the COVID-19 outbreak could affect estimates we made regarding inventory obsolescence and workers' compensation liabilities and thus, could result in additional expense in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) includes the following sections:

•Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the upcoming year;
•Consolidated Results of Operations; Restructuring, Integration and Other Costs; and Segment Results that includes a more detailed discussion of our revenue and expenses;
•Cash Flows and Liquidity, Capital Resources and Other Financial Position Information that discusses key aspects of our cash flows, capital structure and financial position;
•Off-Balance Sheet Arrangements, Guarantees and Contractual Obligations that discusses our financial commitments; and
•Critical Accounting Policies that discusses the policies we believe are most important to understanding the assumptions and judgments underlying our financial statements.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In addition, we discuss free cash flow, net debt, adjusted diluted earnings per share (EPS) and consolidated adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future period operating performance. For this reason, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in Consolidated Results of Operations.

EXECUTIVE OVERVIEW

Realignment – For many years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. These segments are generally organized by product type and reflect the way we currently manage the company. Further information regarding our segments and our product and service offerings can be found under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

COVID-19 impact on 2020 results – The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. Total revenue for the second quarter of 2020 declined 16.9%, as compared to the second quarter of 2019, and total revenue for the third quarter of 2020 declined 11.0%, as compared to the third quarter of 2019. While revenue in both periods benefited from sales-driven growth, it was not sufficient to overcome the impact of COVID-19. The pandemic primarily impacted revenue volumes in our Promotional Solutions, Checks and Cloud Solutions segments. Within Promotional Solutions, many of our business customers have been significantly impacted by their customers' and governmental responses to the pandemic. Demand for promotional products declined, as our customers reduced or stopped virtually all promotional activities when they were forced to close, and many of their operations are still limited. The decline in travel and event cancellations also reduced promotional spending. In Checks, we have seen a decline in business checks resulting from the slowdown in the economy stemming from government-mandated shutdowns and limitations. Personal check volumes also slowed at a somewhat lesser rate. The impact in Cloud Solutions has been primarily driven by a decline in data-driven marketing solutions, as clients suspended their marketing campaigns during this period of uncertainty. Partially offsetting the volume declines was new revenue of $29.5 million during the first nine months of 2020 from sales of personal protective equipment (PPE) in our Promotional Solutions segment.

The impact of COVID-19 on our revenue was most severe in April. It began to improve throughout the remainder of the second quarter and through third quarter, as well. Adjusted EBITDA margin was 23.3% for the third quarter of 2020, an increase of 290 basis points over the second quarter of 2020, and better than our annual expectations prior to the pandemic. To bolster our liquidity, we drew an additional $238.0 million on our $1.15 billion revolving credit facility in March 2020 and we suspended share repurchases in both the second and third quarters. We also took steps to reduce discretionary spending and other expenditures in line with our revenue declines. These steps included temporary salary reductions for all salaried employees, including our leadership team and board of directors, project delays, furloughs and other actions. We also delayed U.S. federal payroll tax payments under the Coronavirus Aid, Relief and Economic Security (CARES) Act. As a result of these actions and our stronger than expected performance, free cash flow for the first nine months of 2020 was $124.1 million, compared to $158.3 million for the first nine months of 2019, and net debt as of September 30, 2020 was the lowest since June 30, 2018. As a result of our strong cash flow, we were able to end the temporary salary reductions, effective July 1, 2020. We also repaid $100.0 million of the amount drawn on our revolving credit facility during July 2020, and we repaid an additional $140.0 million in October 2020. Our priority is to maintain our financial strength, while simultaneously continuing our business transformation. While we reduced some expenditures during the first half of 2020, we have decided to selectively resume certain capital projects and to continue important systems implementation work, including our enterprise resource planning and sales technology implementations. Also, we paid our regular quarterly dividend of $0.30 per share in both June and September 2020.

We continue to monitor the impact of COVID-19 on all aspects of our business, including our operations, suppliers, customers, industry and workforce. We are keeping 2 primary goals in mind: (1) protecting employees, customers and their respective families and (2) continuing to serve the customers who rely on us. The situation surrounding COVID-19 remains fluid, and the potential for additional negative impacts on our results of operations, financial condition and/or liquidity increases the longer the virus impacts activity levels in the U.S. and the other countries in which we operate. During the first quarter of 2020, we successfully activated our business continuity plan to ensure uninterrupted operations and services. We have not experienced any significant interruptions in our supply chain to-date, and we currently do not expect significant future interruptions. Many of our facilities remain open, employees who have the ability to work from home continue to do so and the success of our work-from-home model allowed us to accelerate certain site closures.

2020 results vs. 2019 – Numerous factors drove the decrease in net loss for the first nine months of 2020, as compared to the first nine months of 2019. Factors that decreased net loss included:

•a decrease in pre-tax asset impairment charges of $293.0 million, as compared to 2019;

•actions taken to reduce costs in line with reduced revenues and the continuing evaluation of our cost structure, including savings of approximately $25.0 million from the temporary salary reductions, suspension of the 401(k) plan employer matching contribution, discretionary spending reductions and furloughs;

•revenue growth, including increased treasury management revenue, increases in certain data-driven marketing campaigns in the first quarter of 2020 prior to the commencement of the impact of the COVID-19 pandemic, and new revenue from sales of PPE in 2020;

•a decrease in acquisition amortization of $12.2 million, driven in part by previous asset impairment charges;

•a decrease in certain legal-related expenses of $8.6 million; and

•the absence of non-recurring CEO transition costs in 2020, as compared to $8.5 million in 2019.

Partially offsetting these decreases in net loss were the following factors:

•the loss of revenue resulting from the impact of the COVID-19 pandemic;

•various investments of approximately $35.0 million to advance our One Deluxe strategy, including costs related to treasury management deals signed in the fourth quarter of 2019 and various information technology, sales, finance and human capital investments;

•the continuing secular decline in checks and forms, the loss of web hosting revenue in the third quarter of 2019 and the decision to exit certain product lines within Cloud Solutions;

•incremental costs of approximately $7.0 million resulting from our response to COVID-19, including a Hero Pay premium provided to employees working on-site during the second quarter of 2020, costs related to enabling employees to work from home and additional facility cleaning costs;

•a $5.6 million increase in bad debt expense in 2020 related to notes receivable from our Safeguard distributors;

•a $5.4 million increase in restructuring, integration and other costs in support of our strategy and to increase our efficiency; and

•the change in our effective income tax rate, as compared to the prior year.

Diluted loss per share of $0.40 for the first nine months of 2020, as compared to diluted loss per share of $5.65 for the first nine months of 2019, reflects the lower net loss as described in the preceding paragraphs, as well as lower average shares outstanding in 2020. Adjusted diluted EPS for the first nine months of 2020 was $3.70, compared to $4.88 for the first nine months of 2019, and excludes the impact of non-cash items or items that we believe are not indicative of ongoing operations. A reconciliation of diluted earnings (loss) per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first nine months of 2020 included pre-tax asset impairment charges of $98.0 million, or $1.45 per share. The impairment charges related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as certain intangibles in our Cloud Solutions Web Hosting reporting unit. Net loss for the first nine months of 2019 included pre-tax asset impairment charges of $391.0 million, or $7.92 per share. The impairment charges related to the goodwill of our former Small Business Services Web Services and Financial Services Data-Driven Marketing reporting units, as well as certain intangibles, primarily in our former Small Business Services Web Services reporting unit. Further information regarding these impairment charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Note 8: Fair Value Measurements" in the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2019 Form 10-K. In support of our strategy, we are investing significant resources to build out our technology platforms. We completed the implementation of a human capital management system in January 2020. We also are investing in sales technology that enables a single view of our customers, thereby providing for deeper cross-sell opportunities. In addition, we are investing in our financial tools, including an enterprise resource planning system and a financial planning and analysis system. Strategically, we believe these enhancements will allow us to better assess and manage our business at the total company level and will make it easier for us to quickly integrate future acquisitions. While we reduced certain expenditures at the onset of the COVID-19 pandemic, we have since decided to continue important systems implementation work and we are continuing to invest in these initiatives.

Effective January 1, 2020, we began managing the company based on our product and service offerings, focusing on our 4 new business segments: Payments, Cloud Solutions, Promotional Solutions and Checks. We expect to reinvest free cash flow into the 2 segments we view as our primary platforms for growth: Payments and Cloud Solutions. Realignments such as this take time, considerable senior management effort, material "buy-in" from employees and significant investment. We continue to make progress on our transformation and many of our investments are beginning to deliver positive results. During the first 2 months of 2020, prior to the COVID-19 pandemic, we were on track to deliver consolidated sales-driven revenue growth. Even during the pandemic, treasury management revenue grew over 22% for the first nine months of 2020, as compared to 2019. Despite the pandemic, we continue to execute new sales contracts, renew existing sales contracts and drive successful tele-sales efforts. We were able to quickly enter the PPE market and generated revenue of approximately $29.5 million in our Promotional Solutions segment during the first nine months of 2020. We continue to drive new market share wins across our segments, cross-sell our solutions to existing customers, and enhance our distribution channels. While still in the midst of our transformation, we are finding that our new One Deluxe structure is able to quickly respond to our customers' needs and drive profitable revenue growth.

Outlook for 2020

Due to the continuing uncertainties surrounding the current business environment and a second wave of COVID-19 during the fourth quarter of 2020, we are not providing detailed financial guidance at this time. We expect revenue for the fourth quarter of 2020 to be softer than the third quarter of 2020 on a year-over-year percentage basis, due to expected customer implemention delays in treasury management and data-driven marketing, which may be attributable to the COVID-19 pandemic. This will be most evident in Payments, where we expect a temporary slowing of double-digit revenue growth to low- to mid-single digit growth. We also decided to divest several product lines in Cloud Solutions and that, combined with a second wave of COVID-19, will impact fourth quarter revenue. In Checks, we believe the secular decline in volume sequentially improved during the third quarter of 2020, likely benefiting from some delayed second quarter volume. We expect the revenue recovery to be slightly lower in the fourth quarter of 2020, as compared to the third quarter, and we expect check volumes to return to traditional secular trends with the overall recovery in the economy. Despite these challenges, we anticipate that our consolidated adjusted EBITDA margin for the fourth quarter of 2020 will remain at our long-term target of 20% or better.

In response to the pandemic, we took actions to manage expenses in line with revenue declines, including temporary salary reductions for all salaried employees, including our leadership team and board of directors, project delays, furloughs and other actions. Based on our second quarter results, we ended the temporary salary reductions, effective July 1, 2020. Furloughs continue in certain facilities that lack product demand to remain open. In late June, we exited approximately 250 employees, as we continue to develop our post-COVID-19 operating model to match our expected future volumes and to gain efficiencies. Also during the second and third quarters of 2020, we announced plans to lower future operating expenses through further site consolidation, including relocating existing sites in Minnesota and Georgia. We made the decision to close over 30 facilities, some of which have already been closed, with the remainder expected to be closed through 2021. These facilities contain primarily sales and administrative functions, and most of the impacted employees will convert to a work-from-home model. We anticipate annual operating expense savings of more than $10.0 million from these facility closures, once they are complete.

We held cash and cash equivalents of $310.4 million as of September 30, 2020. In July 2020, we repaid $100.0 million of the amount drawn on our revolving credit facility, and in October 2020, we repaid an additional $140.0 million. These amounts remain available to us for borrowing, with $900.0 million drawn on the facility after these repayments. Our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility to $1.425 billion. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with the cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and to meet our financial commitments for the next 12 months. We were in compliance with our debt covenants as of September 30, 2020, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total revenue	$439,461	$493,593	(11.0%)	$1,336,288	$1,486,645	(10.1%)

The decreases in total revenue for the third quarter and first nine months of 2020, as compared to 2019, were driven primarily by volume declines resulting from the impact of the COVID-19 pandemic, primarily in our Promotional Solutions, Checks and Cloud Solutions segments. In addition, revenue continued to be impacted by the secular decline in order volume for checks and forms. Cloud Solutions web hosting revenue also declined, due to our decision in the third quarter of 2019 to exit certain customer contracts, the loss of certain large customers in the third quarter of 2019 as they elected to in-source some of the services we provide, previous under-investment in this business and the decision to exit certain product lines. These decreases in revenue were partially offset by new revenue from sales of PPE in our Promotional Solutions segment of $29.5 million for the first nine months of 2020, primarily in the second quarter of the year. Also, treasury management revenue within our Payments segment increased 20.9% for the third quarter of 2020 and 22.1% for the first nine months of 2020, driven primarily by lockbox processing outsourcing deals signed in the fourth quarter of 2019. In addition, for the first nine months of 2020, revenue benefited from new data-driven marketing campaigns and growth in pay-for-performance marketing campaigns in our Cloud Solutions segment, prior to the commencement of the impact of the COVID-19 pandemic.

Service revenue represented 32.0% of total revenue for the first nine months of 2020 and 29.8% for the first nine months of 2019. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption: "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Payments	17.0%	13.1%	16.7%	13.0%
Cloud Solutions	14.5%	16.2%	14.5%	16.0%
Promotional Solutions	28.4%	31.8%	28.9%	31.5%
Checks	40.1%	38.9%	39.9%	39.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total cost of revenue	$174,461	$203,723	(14.4%)	$538,792	$605,875	(11.1%)
Total cost of revenue as a percentage of total revenue	39.7%	41.3%	(1.6) pts.	40.3%	40.8%	(0.5) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The decreases in total cost of revenue for the third quarter and first nine months of 2020, as compared to 2019, were primarily attributable to the decrease in revenue volume resulting from the COVID-19 impact. In addition, cost of revenue decreased as a result of the continued secular decline in checks and forms, as well as changes in client mix in the Cloud Solutions segment. Benefits from cost reductions and efficiencies in our fulfillment area, unrelated to our response to the COVID-19 pandemic, reduced cost of revenue approximately $2.0 million for the third quarter of 2020 and $6.0 million for the first nine months of 2020, while actions taken to reduce costs in response to COVID-19 reduced cost of revenue approximately $2.0 million for the third quarter of 2020 and $5.0 million for the first nine months of 2020. Partially offsetting these decreases in cost of revenue were costs related to the new revenue from PPE sales in both periods, costs related to treasury management deals signed in the fourth quarter of 2019 and incremental costs driven by COVID-19 of approximately $5.0 million for the first nine months of 2020. Total cost of revenue as a percentage of total revenue decreased in both periods, due in large part, to the change in revenue mix driven by the loss of lower margin revenue resulting from the COVID-19 impact. The positive impact of the change in mix was partially offset by costs related to the new treasury management clients.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
SG&A expense	$198,871	$213,318	(6.8%)	$634,645	$665,787	(4.7%)
SG&A expense as a percentage of total revenue	45.3%	43.2%	2.1 pts.	47.5%	44.8%	2.7 pts.

The decreases in SG&A expense for the third quarter and first nine months of 2020, as compared to 2019, were driven by lower commissions in both periods on the lower order volume resulting from COVID-19, as well as the benefit of organizational actions taken in response to COVID-19, including the temporary salary reductions and the suspension of the 401(k) plan employer matching contribution. These actions lowered SG&A expense approximately $8.0 million for the third quarter of 2020 and $20.0 million for the first nine months of 2020. Also lowering SG&A expense were various cost reduction actions that were unrelated to our response to the COVID-19 pandemic. These decreases in SG&A expense were partially offset by investments of approximately $10.0 million for the third quarter of 2020 and $35.0 million for the first nine months of 2020, in support of our One Deluxe strategy. These costs related to treasury management outsourcing deals signed in the fourth quarter of 2019 and various other expenses related to initiatives such as transforming our brand and our website and expanding our sales capabilities, as well as ongoing new costs related to software-as-a-service solutions we are employing throughout the company. In addition, we incurred commission expense related to new revenue from the sales of PPE during both periods. During the first nine months of 2020, we also recorded bad debt expense of $5.6 million in our Promotional Solutions segment related to notes receivable from our Safeguard distributors, primarily one distributor that was underperforming prior to the commencement of the COVID-19 pandemic.

In addition to the above factors, SG&A expense was also impacted by changes in the following items:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Acquisition amortization (SG&A portion)	$10,649	$13,469	$(2,820)	$31,988	$45,520	$(13,532)
Certain legal-related expense	—	—	—	(2,165)	6,417	(8,582)
CEO transition costs	—	1,145	(1,145)	10	8,539	(8,529)

Total SG&A expense as a percentage of revenue increased in both periods, as revenue declines and investments in our transformation more than offset the benefit of cost reductions during these periods.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Restructuring and integration expense	$18,949	$26,255	$(7,306)	$56,957	$49,089	$7,868

We are currently pursuing several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. Further information can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Asset impairment charges	$2,760	$390,980	$(388,220)	$97,973	$390,980	$(293,007)

During the third quarter of 2020, we recorded pre-tax asset impairment charges of $2.8 million, primarily related to an underperforming small business distributor that we previously purchased.

During the first nine months of 2020, we recorded pre-tax asset impairment charges of $98.0 million, related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units and amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

During the third quarter and first nine months of 2019, we recorded pre-tax asset impairment charges of $391.0 million related to goodwill and certain trade name, customer list and technology intangible assets. Further information regarding these charges can be found under the caption "Note 8: Fair Value Measurements" in the Notes to Consolidated Financial Statements appearing in the 2019 Form 10-K.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Interest expense	$5,083	$8,710	(41.6%)	$18,254	$27,251	(33.0%)
Weighted-average debt outstanding	1,058,478	931,092	13.7%	1,042,350	933,934	11.6%
Weighted-average interest rate	1.9%	3.5%	(1.6) pts.	2.2%	3.7%	(1.5) pts.

The decreases in interest expense for the third quarter and first nine months of 2020, as compared to 2019, were primarily driven by our lower weighted-average interest rate in 2020.

Income Tax Provision (Benefit)

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Income tax provision (benefit)	$12,094	$(28,717)	(142.1%)	$13,958	$(1,498)	(1,031.8%)
Effective income tax rate	29.1%	8.3%	20.8 pts.	(754.1%)	0.6%	(754.7) pts.

The increase in our effective tax rate for the third quarter of 2020, as compared to 2019, was driven primarily by the impact of the nondeductible portion of the goodwill impairment charges in the third quarter of 2019, which resulted in tax expense of $54.2 million and lowered our 2019 effective income tax rate by 15.6 points. Also during the third quarter of 2019, we placed a full valuation allowance of $8.4 million on the intangible-related deferred tax asset generated by the impairment of intangible assets located in Australia. This charge lowered our effective income tax rate by 2.4 points in 2019. In addition, our state income tax rate increased as compared to 2019.

Our effective income tax rates for the first nine months of 2020 and 2019 were significantly impacted by the asset impairment charges in both periods, coupled with their impact on the amount of pre-tax loss and the nondeductible portion of the impairment charges. The non-deductible portion of goodwill impairment charges drove a 632.9 point decrease in our tax rate and the tax impact of share-based compensation resulted in a 104.5 point decrease, as compared to the first nine months of 2019. Further information regarding our effective income tax rate for the first nine months of 2020, as compared to our 2019 annual effective income tax rate, can be found under the caption: "Note 9: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Net Income (Loss) / Diluted Earnings (Loss) Per Share

	Quarter Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Net income (loss)	$29,444	$(318,493)	(109.2%)	$(15,809)	$(244,721)	(93.5%)
Diluted earnings (loss) per share	0.70	(7.49)	(109.3%)	(0.40)	(5.65)	(92.9%)
Adjusted diluted EPS(1)	1.47	1.71	(14.0%)	3.70	4.88	(24.2%)

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted diluted EPS.

The increase in net income and diluted EPS for the third quarter of 2020, as compared to 2019, was driven primarily by the asset impairment charges of $391.0 million in the third quarter of 2019, various cost reduction actions taken in 2020 in response to COVID-19, as well as cost reduction actions in 2020 unrelated to our response to the COVID-19 pandemic, primarily in our sales, marketing and fulfillment organizations. Also, interest expense decreased $3.6 million due to lower interest rates and acquisition amortization decreased $2.8 million, driven in part, by previous asset impairment charges. In addition, diluted EPS benefited from lower average shares outstanding in the third quarter of 2020. These factors were partially offset by the negative impact of the COVID-19 pandemic on revenue, various investments in our One Deluxe strategy and the continuing secular decline in checks and forms.

The change in net loss and diluted loss per share for the first nine months of 2020, as compared to 2019, was driven by the factors outlined in Executive Overview – 2020 results vs. 2019. In addition, diluted loss per share benefited from lower average shares outstanding in the first nine months of 2020.

Adjusted EBITDA

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Adjusted EBITDA(1)	$102,513	$119,336	(14.1%)	$269,666	$350,530	(23.1%)
Adjusted EBITDA margin	23.3%	24.2%	(0.9) pts.	20.2%	23.6%	(3.4) pts.

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted EBITDA.

Adjusted EBITDA decreased for the third quarter and first nine months of 2020, as compared to 2019, driven primarily by the impacts of the COVID-19 pandemic. In addition, adjusted EBITDA was negatively impacted by mix changes resulting from the contraction of legacy products and services, primarily checks and forms, and the loss of web hosting revenue in the third quarter of 2019. During both periods, we also continued to advance our transformation in line with our One Deluxe strategy by investing in various activities such as transforming our brand and our website and expanding our sales capabilities, as well as ongoing new costs related to software-as-a-service solutions we are employing throughout the company. We also incurred expenses related to treasury management deals signed in the fourth quarter of 2019, as well as investments in our client operations area that included human capital investments and other costs related to on-boarding new clients. Additionally, during the first nine months of 2020, we incurred incremental costs resulting from COVID-19 of approximately $7.0 million, and we recorded bad debt expense of $5.6 million related to notes receivable from our Safeguard distributors. These decreases in adjusted EBITDA were partially offset by actions taken to reduce costs in line with the reduced revenue, including savings of approximately $10.0 million for the third quarter of 2020 and $25.0 million for the first nine months of 2020 from the temporary salary reductions, suspension of the 401(k) plan employer matching contribution, furloughs and other actions. In addition, we realized the benefit of various cost reductions unrelated to our response to the COVID-19 pandemic, primarily in our sales, marketing and fulfillment organizations, as we continue to develop our post-COVID-19 operating model.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$166,811	$208,024
Purchases of capital assets	(42,707)	(49,679)
Free cash flow	$124,104	$158,345

Net debt – Management believes that net debt is an important measure to monitor leverage and to evaluate the balance sheet. In calculating net debt, cash and cash equivalents are subtracted from total debt because they could be used to reduce our debt obligations. A limitation associated with using net debt is that it subtracts cash and cash equivalents, and therefore, may imply that management intends to use cash and cash equivalents to reduce outstanding debt and that there is less debt than the most comparable GAAP measure indicates.

(in thousands)	September 30, 2020	December 31, 2019
Total debt	$1,040,000	$883,500
Cash and cash equivalents	(310,430)	(73,620)
Net debt	$729,570	$809,880

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

Diluted earnings (loss) per share reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$29,444	$(318,493)	$(15,809)	$(244,721)
Net income attributable to non-controlling interest	(27)	—	(46)	—
Net income (loss) attributable to Deluxe	29,417	(318,493)	(15,855)	(244,721)
Asset impairment charges	2,760	390,980	97,973	390,980
Acquisition amortization	13,618	16,372	42,031	54,229
Restructuring, integration and other costs	18,941	29,723	59,064	53,699
CEO transition costs(1)	—	1,145	10	8,539
Share-based compensation	6,240	5,356	15,335	14,016
Acquisition transaction costs	—	13	9	193
Certain legal-related expense	—	—	(2,165)	6,417
Loss on sales of customer lists	—	125	18	224
Adjustments, pre-tax	41,559	443,714	212,275	528,297
Income tax provision impact of pre-tax adjustments(2)	(9,396)	(52,437)	(39,739)	(71,280)
Adjustments, net of tax	32,163	391,277	172,536	457,017
Adjusted net income attributable to Deluxe	61,580	72,784	156,681	212,296
Income allocated to participating securities	—	(136)	(77)	(266)
Re-measurement of share-based awards classified as liabilities	60	132	(803)	88
Adjusted income attributable to Deluxe available to common shareholders	$61,640	$72,780	$155,801	$212,118

Weighted average shares and potential common shares outstanding	41,991	42,533	41,967	43,312
Adjustment(3)	42	120	127	125
Adjusted weighted average shares and potential common shares outstanding	42,033	42,653	42,094	43,437

GAAP diluted earnings (loss) per share	$0.70	$(7.49)	$(0.40)	$(5.65)
Adjustments, net of tax	0.77	9.20	4.10	10.53
Adjusted diluted EPS	$1.47	$1.71	$3.70	$4.88

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
(3) The total of weighted-average shares and potential common shares outstanding used in the calculations of adjusted diluted EPS is higher than that used in the GAAP calculations, as certain stock-based compensation awards were excluded from the GAAP calculations because their effect was antidilutive.

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

Net income (loss) reconciles to adjusted EBITDA as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$29,444	$(318,493)	$(15,809)	$(244,721)
Pre-tax income attributable to non-controlling interest	(21)	—	(46)	—
Depreciation and amortization expense	27,972	30,494	83,065	95,430
Interest expense	5,083	8,710	18,254	27,251
Income tax provision (benefit)	12,094	(28,717)	13,958	(1,498)
Asset impairment charges	2,760	390,980	97,973	390,980
Restructuring, integration and other costs	18,941	29,723	59,064	53,699
CEO transition costs(1)	—	1,145	10	8,539
Share-based compensation expense	6,240	5,356	15,335	14,016
Acquisition transaction costs	—	13	9	193
Certain legal-related expense	—	—	(2,165)	6,417
Loss on sales of customer lists	—	125	18	224
Adjusted EBITDA	$102,513	$119,336	$269,666	$350,530

(1) In 2019, includes adjustments to share-based compensation expense related to the modification of certain awards in conjunction with our CEO transition.

Although we provided a high-level outlook for adjusted EBITDA margin for the fourth quarter of 2020 under Executive Overview, we have not reconciled this information to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of these forward-looking reconciling items, including asset impairment charges, restructuring, integration and other costs, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these items is high and, based on historical experience, could be material.

Liquidity – Management considers liquidity to be an important metric for demonstrating the amount of cash that is available or that could be readily available on short notice. This financial measure is not a substitute for GAAP liquidity measures. Instead, management believes that this measurement enhances investors’ understanding of the funds that are currently available to us.

(in thousands)	September 30, 2020
Cash and cash equivalents	$310,430
Amounts available for borrowing under revolving credit facility	102,572
Liquidity	$413,002

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial, sales and human resources management systems. It also includes costs related to the integration of acquired businesses into our systems and processes and the rationalization of our real estate footprint. These costs primarily consist of information technology consulting, project management services and internal labor, as well as other miscellaneous costs associated with our initiatives, such as training, travel and relocation. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives, across functional areas. Our restructuring and integration activities began to increase during the second half of 2019, as we began pursuing several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In addition to restructuring and integration expense, we also recognized certain business transformation costs related to optimizing our business processes in line with our growth strategies. While we reduced certain expenditures during the first half of 2020 in response to the COVID-19 pandemic, in July 2020, we made the decision to selectively resume certain capital projects and to continue important systems implementation work.

The majority of the employee reductions included in our restructuring and integration accruals are expected to be completed by the first quarter of 2021, and we expect most of the related severance payments to be paid in the first half of 2021. As a result of our employee reductions, we expect to realize cost savings of approximately $17.0 million in SG&A expense and $3.0 million in total cost of revenue in 2020, compared to our 2019 results of operations. This represents a portion of the total net cost reductions we expect to realize in 2020.

SEGMENT RESULTS

For many years, we operated 3 reportable business segments: Small Business Services, Financial Services and Direct Checks. These segments were generally organized by customer type and reflected the way we managed the company. Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. We now operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. These segments are generally organized by product type and reflect the way we currently manage the company. The financial information presented below for our reportable business segments is consistent with that presented under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report, where information regarding our product and service offerings can also be found.

Payments

Results for our Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total revenue	$74,675	$64,634	15.5%	$223,886	$193,888	15.5%
Adjusted EBITDA	16,746	17,199	(2.6%)	50,352	52,037	(3.2%)
Adjusted EBITDA margin	22.4%	26.6%	(4.2) pts.	22.5%	26.8%	(4.3) pts.

The increases in total revenue for the third quarter and first nine months of 2020, as compared to 2019, were driven primarily by an increase in treasury management revenue of 20.9% for the third quarter of 2020 and 22.1% for the first nine months of 2020, related to lockbox processing outsourcing deals signed in the fourth quarter of 2019 and other client wins. Partially offsetting these increases was a decrease in payroll services revenue, driven by the negative impact of the COVID-19 pandemic on our small business customers. We expect revenue In the fourth quarter of 2020 to grow sequentially from the third quarter of 2020, but to temporarily slow to low- to mid-single-digit growth on a year-over-year percentage basis, due primarily to expected customer implementation delays, which may be attributable to the COVID-19 pandemic.

The decreases in adjusted EBITDA for the third quarter and first nine months of 2020, as compared to 2019, were driven by increased costs in support of our One Deluxe strategy, including costs related to the lockbox processing outsourcing deals signed in the fourth quarter of 2019, as well as investments in our client operations area that included human capital investments and other costs related to on-boarding new clients. Partially offsetting these decreases in adjusted EBITDA was the revenue generated by the lockbox processing outsourcing deals. The impact of COVID-19 on this segment was minimal, as our Hero Pay premium and the lost revenue were substantially offset by actions taken to reduce costs in response to the pandemic. Adjusted EBITDA margin decreased for both periods as a result of the investments in this business, and we expect some compression of EBITDA margin in the fourth quarter of 2020, due to expected customer implementation delays.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total revenue	$63,758	$79,976	(20.3%)	$193,600	$237,178	(18.4%)
Adjusted EBITDA	16,425	20,216	(18.8%)	45,494	56,362	(19.3%)
Adjusted EBITDA margin	25.8%	25.3%	0.5 pts.	23.5%	23.8%	(0.3) pts.

The decreases in total revenue for the third quarter and first nine months of 2020, as compared to 2019, were driven by the impact of the COVID-19 pandemic, primarily in data-driven marketing solutions as clients suspended their marketing campaigns, with some impact on web hosting revenue as well. Data-driven marketing revenue for the third quarter of 2020 increased 57.1% over the second quarter of 2020, as financial institutions slowly reactivated data-driven marketing analytics and campaigns. Web hosting revenue declined for both the third quarter and first nine months of 2020, as compared to 2019, due to our decision in the third quarter of 2019 to exit certain customer contracts, the loss of certain large customers in the third quarter of 2019 as they elected to in-source some of the services we provide, previous under-investment in this business and more recent decisions to exit certain product lines. Impacting the nine-month period, data-driven marketing revenue increased approximately $7.0 million in the first quarter of 2020, prior to the commencement of the COVID-19 pandemic, driven by new campaigns and growth in pay-for-performance marketing campaigns. We anticipate that Cloud Solutions revenue will decline in the fourth quarter of 2020, as compared to the third quarter of 2020, due to our recent decisions to exit certain product lines and a second COVID-19 wave.

The decreases in Adjusted EBITDA for the third quarter and first nine months of 2020, as compared to 2019, were primarily due to the impact of COVID-19, increased information technology costs in support of our One Deluxe strategy and the loss of web hosting and data-driven marketing revenue related to the events that occurred in the third quarter of 2019. Partially offsetting these declines in adjusted EBITDA were various cost reductions unrelated to our response to the COVID-19 pandemic, primarily sales and marketing costs, and the benefit of actions taken in response to COVID-19. For the nine-month period, adjusted EBITDA also benefited from the increase in data-driven marketing revenue in the first quarter, prior to the commencement of the COVID-19 pandemic. Adjusted EBITDA margin increased for the third quarter of 2020, as compared to 2019, as the cost reductions outpaced the revenue decline, and revenue mix was more favorable in 2020. Adjusted EBITDA margin for the first nine months of 2020, as compared to 2019, declined slightly due to the mix of data-driven marketing campaigns in the first quarter of 2020. We expect adjusted EBITDA margin to remain in the low-to-mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total revenue	$124,929	$156,835	(20.3%)	$385,667	$468,209	(17.6%)
Adjusted EBITDA	21,478	22,909	(6.2%)	46,529	68,787	(32.4%)
Adjusted EBITDA margin	17.2%	14.6%	2.6 pts.	12.1%	14.7%	(2.6) pts.

The decreases in total revenue for the third quarter and first nine months of 2020, as compared to 2019, were driven primarily by the impact of the COVID-19 pandemic, as our small business and enterprise customers struggle in the current economic environment and demand for promotional products declined sharply, as our customers stopped virtually all promotional activities in response to the pandemic. The continuing secular decline in business forms and some accessories also negatively impacted revenue in each period. Partially offsetting these volume declines was new revenue of $29.5 million from sales of PPE during the first nine months of 2020, primarily in the second quarter. Revenue for the third quarter of 2020 increased 5.9% over the second quarter of 2020. While we did not repeat the $26.0 million of PPE revenue that we realized in the second quarter, volume in our business essentials area did increase sequentially, including forms, deposit slips, envelopes and other supplies. Looking to the fourth quarter of 2020, we have taken steps to size our operations in line with current volumes, but we are prepared to ramp up our operations as the economy recovers.

The decreases in Adjusted EBITDA for the third quarter and first nine months of 2020, as compared to 2019, were primarily driven by the loss of revenue resulting from the COVID-19 pandemic, investments in support of our One Deluxe strategy, primarily information technology and sales force expenses, and the continuing secular decline in forms and some accessories. In addition, we recorded bad debt expense of $5.6 million during the first nine months of 2020, related to notes receivable from our Safeguard distributors, primarily one that was underperforming prior to the commencement of the COVID-19 pandemic. These decreases in adjusted EBITDA were partially offset by the benefit of actions taken in response to COVID-19, various cost reductions unrelated to our response to the COVID-19 pandemic, primarily sales, marketing and fulfillment costs, and the sales of PPE in 2020. Adjusted EBITDA margin for the third quarter of 2020 improved 260 basis points as compared to 2019, as the mix of business continued to evolve and we benefited from cost saving initiatives. Adjusted EBITDA margin for the first nine months of 2020 decreased 260 basis points as compared to 2019, as the revenue decline, bad debt expense and investments in our transformation more than offset the benefit of actions taken in response to COVID-19 and the other cost savings realized during the period.

Checks

Results for our Checks segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	Change	2020	2019	Change
Total revenue	$176,099	$192,148	(8.4%)	$533,135	$587,370	(9.2%)
Adjusted EBITDA	84,954	98,782	(14.0%)	258,392	300,887	(14.1%)
Adjusted EBITDA margin	48.2%	51.4%	(3.2) pts.	48.5%	51.2%	(2.7) pts.

The decreases in total revenue for the third quarter and first nine months of 2020, as compared to 2019, were driven primarily by the impact of the COVID-19 pandemic, which resulted in a decline in business check usage stemming from the slow-down in the economy. Personal check volumes also slowed at a somewhat lesser rate. The continuing secular decline in checks also contributed to the decrease. We believe the secular decline in volume sequentially improved during the third quarter of 2020, likely benefiting from some delayed second quarter volume. We expect the revenue recovery to be slightly lower in the fourth quarter of 2020, as compared to the third quarter, and we expect check volumes to return to traditional secular trends with the overall recovery in the economy.

The decreases in Adjusted EBITDA for the third quarter and first nine months of 2020, as compared to 2019, were driven by the loss of revenue resulting from the COVID-19 pandemic and the secular decline in checks, as well as a higher commission rate on key customer referrals and investments in support of our One Deluxe strategy, primarily information technology expenses. Partially offsetting these decreases in adjusted EBITDA were various cost reductions unrelated to our response to the COVID-19 pandemic, primarily sales, marketing and fulfillment costs, and the benefit of actions taken in response to COVID-19. We continue to focus on scaling our plant operating expenses to match current check volumes.

CASH FLOWS AND LIQUIDITY

As of September 30, 2020, we held cash and cash equivalents of $310.4 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $89.6 million. The following table shows our cash flow activity for the nine months ended September 30, 2020 and 2019, and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net cash provided by operating activities	$166,811	$208,024	$(41,213)
Net cash used by investing activities	(31,668)	(46,532)	14,864
Net cash provided (used) by financing activities	93,359	(157,244)	250,603
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,297)	2,604	(5,901)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$225,205	$6,852	$218,353
Free cash flow(1)	$124,104	$158,345	$(34,241)

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which illustrates how we calculate free cash flow.

To maintain liquidity as we were impacted by the COVID-19 pandemic, we took steps to reduce discretionary spending and other expenditures in line with revenue declines. These steps included temporary salary reductions for all salaried employees, including our leadership team and board of directors, project delays, furloughs and other actions. We also delayed U.S. federal payroll tax payments under the CARES Act. As a result of these actions and our stronger than expected performance, free cash flow for the first nine months of 2020 was $124.1 million, as compared to $158.3 million for the first nine months of 2019. This allowed us to end the temporary salary reductions, effective July 1, 2020. In addition, we repaid $100.0 million of the amount drawn on our revolving credit facility during July 2020, and in October 2020, we repaid an additional $140.0 million. We ended the third quarter of 2020 with liquidity of $413.0 million, comprised of cash on hand and availability on our credit facility.

Net cash provided by operating activities decreased $41.2 million for the first nine months of 2020, as compared to 2019, driven primarily by the loss of revenue resulting from COVID-19 pandemic, increased investments in support of our One Deluxe strategy and the continuing secular decline in checks and forms. These decreases in operating cash flow were partially offset by a $29.2 million reduction in income tax payments resulting from lower taxable income, actions taken in response to COVID-19, such as the temporary salary reductions and other actions, a legal-related settlement of $12.5 million in 2019 that was accrued in the previous year and delays in U.S. federal payroll tax payments of $9.2 million allowed under the CARES Act.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Prepaid product discount payments	$24,947	$20,370	$4,577
Performance-based compensation payments(1)	20,799	23,454	(2,655)
Income tax payments	18,175	47,378	(29,203)
Interest payments	17,929	26,110	(8,181)
Severance payments	11,985	6,835	5,150

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2020 was $14.9 million lower than 2019, driven primarily by proceeds from the sale of facilities of $9.7 million in 2020 and a reduction in capital purchases of $7.0 million in 2020, partly due to project delays earlier in the year in response to the COVID-19 pandemic.

Net cash provided by financing activities for the first nine months of 2020 was $250.6 million higher than 2019, due primarily to a net increase in borrowings on long-term debt of $142.5 million and a decrease in common share repurchases of $104.5 million. In March 2020, in response to the COVID-19 pandemic, we drew an additional $238.0 million on our $1.15 billion revolving credit facility. We repaid $100.0 million of this amount in July 2020, and we repaid an additional $140.0 million in October 2020. Also in response to the COVID-19 pandemic, we did not repurchase any of our shares during the second or third quarters of 2020.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Net change in debt	$156,500	$14,000	$142,500
Proceeds from sale of facilities	9,713	—	9,713
Purchases of capital assets	(42,707)	(49,679)	6,972
Cash dividends paid to shareholders	(38,057)	(39,068)	1,011
Payments for common shares repurchased	(14,000)	(118,547)	104,547
Net change in customer funds obligations	(9,375)	(8,711)	(664)

As of September 30, 2020, our foreign subsidiaries held cash and cash equivalents of $89.1 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the U.S. at one time, we estimate we would incur a foreign withholding tax liability of approximately $4.0 million.

As of September 30, 2020, $102.6 million was available for borrowing under our $1.15 billion revolving credit facility. Our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility to $1.425 billion. We anticipate that net cash generated by operations, along with the cash and cash equivalents on hand and availability on our credit facility, will be sufficient to support our operations and to meet our financial commitments for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

Our total debt was $1,040.0 million as of September 30, 2020, an increase of $156.5 million from December 31, 2019, as we drew an additional amount on our line of credit in response to the COVID-19 pandemic. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2020		December 31, 2019
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$200,000	3.3%	$200,000	3.2%	$—
Floating interest rate	840,000	1.6%	683,500	3.0%	156,500
Total debt	1,040,000	1.9%	883,500	3.0%	156,500
Shareholders’ equity	511,444		570,861		(59,417)
Total capital	$1,551,444		$1,454,361		$97,083

(1) The fixed interest rate amount represents the amount drawn under our revolving credit facility that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under the credit facility agreement.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the second or third quarters of 2020. During the first quarter of 2020, we repurchased 0.5 million shares for $14.0 million. As of September 30, 2020, $287.5 million remained available for repurchase under the authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of September 30, 2020, the total availability under our revolving credit facility was $1.15 billion. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1.425 billion. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. Additionally, the agreement contains customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct in all material respects on the date of the borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition. We were in compliance with all debt covenants as of September 30, 2020, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

The following table shows amounts available for borrowing under our revolving credit facility as of September 30, 2020. In July 2020, we repaid $100.0 million of the amount drawn on our revolving credit facility and in October 2020, we repaid an additional $140.0 million. These amounts remain available to us for borrowing.

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(1,040,000)
Outstanding letters of credit(1)	(7,428)
Net available for borrowing as of September 30, 2020	$102,572

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION
Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the nine months ended September 30, 2020 and 2019 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $24.9 million for the first nine months of 2020 and $20.4 million for the first nine months of 2019.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $6.0 million as of September 30, 2020 and $14.7 million as of December 31, 2019. Accruals for prepaid product discount payments included in other non-current liabilities on the consolidated balance sheets were $0.2 million as of September 30, 2020 and $3.7 million as of December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of September 30, 2020 or December 31, 2019. Further information regarding our liabilities related to self-insurance and litigation can be found under the caption “Note 12: Other Commitments and Contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. We have not established any special purpose entities other than our agreement to form MedPay Exchange LLC (MPX), which delivers payments to healthcare providers from insurance companies and other payers. This entity is a variable interest entity (VIE), as defined in Accounting Standards Codification Topic 810, Consolidation. Further information regarding our accounting for this entity can be found under the caption "Note 1: Consolidated Financial Statements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In addition, we did not enter into any material related party transactions during the first nine months of 2020 or during 2019.

A table of our contractual obligations was provided in the MD&A section of the 2019 Form 10-K. During the first nine months of 2020, amounts drawn under our revolving credit facility increased $156.5 million, as discussed in Capital Resources. We repaid $140.0 million of the amount outstanding on our credit facility in October 2020. In addition, during the third quarter of 2020, we executed leases on 2 new facilities, located in Georgia and Minnesota, with terms of 6 and 16 years, respectively. As a result, our total lease obligations increased approximately $65.0 million, with approximately $5.0 million due in 2021 - 2022, approximately $13.0 million due in 2023 - 2024, and the remainder due through 2037. As these leases have not yet commenced, they are not reflected on our consolidated balance sheet as of September 30, 2020.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2019 Form 10-K. There were no changes in these policies during the first nine months of 2020.

First quarter 2020 goodwill impairment analyses – Effective January 1, 2020, we reorganized our reportable business segments to align with structural and management reporting changes in support of our growth strategy. As a result, we reassessed our previously determined reporting units and concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for all of our reporting units, with the exception of our Direct-to-Consumer reporting unit, which is part of our new Checks reportable business segment. The qualitative analyses evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. The quantitative analysis of our Direct-to-Consumer reporting unit indicated that its fair value exceeded its carrying value by approximately $35.0 million, or 26%.

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

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency due to an outbreak of COVID-19 originating in Wuhan, China and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Following the pandemic designation, we observed a decline in the market valuation of our common shares and we determined that the global response to the pandemic negatively impacted our estimates of expected future cash flows. After our consideration of economic, market and industry conditions, cost factors, the overall financial performance of our reporting units and the last quantitative analyses we completed, we concluded that a triggering event had occurred for 2 of our reporting units. As such, we completed quantitative goodwill impairment analyses for our Promotional Solutions and Cloud Solutions Web Hosting reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $63.4 million and $4.3 million, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $62.8 million of goodwill remained in the Promotional Solutions reporting unit as of the measurement date.

Our impairment analyses were based on assumptions made using the best information available at the time, including the performance of our reporting units subsequent to the WHO declaration of a pandemic and available economic forecasts. These assumptions anticipated a sharp decline in gross domestic product and a material decline in the number of small businesses. We may have not yet experienced the full impact of the pandemic or its resulting impact on our small business customers and thus, actual events may differ from our assumptions. The sweeping nature of the pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer term. To the extent our assumptions differ from actual events, we may be required to record additional asset impairment charges.

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

2020 annual impairment analysis – In completing the 2020 annual impairment analysis of goodwill, we elected to perform qualitative analyses for 2 of our reporting units: Payments and Checks. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses we completed, which indicated that the estimated fair values of these reporting units exceeded their carrying values by approximately $490.0 million and $955.0 million, or by 189% and 180% above the carrying values of their net assets. In completing these assessments, we noted no changes in events or circumstance that indicated that it was more likely than not that the fair value of either reporting unit was less than its carrying amount.

We elected to perform quantitative analyses for our other 2 reporting units: Cloud Data Analytics and Promotional Solutions. These quantitative analyses indicated that the estimated fair values of these reporting units exceeded their carrying values by approximately $100.0 million and $210.0 million, or by 63% and 132% above the carrying values of their net assets. As such, no goodwill impairment charges were recorded as a result of our annual impairment analysis. This impairment assessment is sensitive to changes in forecasted cash flows, as well as our selected discount rate of 11%. Changes in the reporting units' forecast assumptions and estimates could materially affect the estimation of the fair value of these reporting units.

Risks and uncertainties – The full impact of the COVID-19 pandemic continues to evolve. As such, we are uncertain of the full impact the pandemic will have on our financial condition, liquidity and/or results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of our 2020 consolidated financial statements. Further information can be found under the caption “Note 15: Risks and Uncertainties” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report, as well as in Part II, Item 1A of this report.

New accounting pronouncements – Information regarding the accounting pronouncements adopted during the first nine months of 2020 and those not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of September 30, 2020, our total debt was comprised of $1.04 billion drawn under our revolving credit facility at a weighted-average interest rate of 1.9%. The interest rate on the majority of the amount drawn under our revolving credit facility is variable and reflects current market rates. As such, the related carrying amount reported on the consolidated balance sheets approximates fair value. Amounts drawn on our revolving credit facility mature in March 2023.

As part of our interest rate risk management strategy, in July 2019, we entered into an interest rate swap, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility. The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200.0 million of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $8.0 million as of September 30, 2020 and $1.5 million as of December 31, 2019 and was included in other non-current liabilities on the consolidated balance sheets.

Based on the daily average amount of outstanding debt, a one percentage point change in our weighted-average interest rates would have resulted in a $6.3 million change in interest expense for the first nine months of 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2020 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. Thus far, the impact of lost revenue has primarily affected our Promotional Solutions, Checks and Cloud Solutions segments. Our Payments segment could be impacted if new clients delay the implementation of our services because of the impacts of the pandemic. The sweeping nature of the pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer term. Consistent with various state and federal orders, we were able to designate portions of our business as "essential." As such, many of our facilities remained open during government-mandated shut-downs. We successfully activated our business continuity plan to ensure uninterrupted operations and services, while keeping our facilities safe for our employees, customers and communities. Under this plan, employees who have the ability to work from home continue to do so, which poses additional cybersecurity and data security risk. Certain of our facilities remain closed and we may close additional facilities, as necessary, to protect the health of our employees, as a result of disruptions in the operation of our supply chain or in response to a prolonged decrease in demand for our products and services.

Because the current economic environment is significantly impacting small businesses, we are closely monitoring the breadth and depth of small business closures and bankruptcies, changes in the level of small business optimism, lending to small and mid-sized businesses and the general functioning of the credit markets, adoption of government stimulus and other economic programs, consumer unemployment levels and changes in consumer spending patterns. We cannot predict the pace at which these factors will improve or the impact a prolonged downturn in the economy will have on our business, financial condition and/or results of operations.

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

All of these circumstance negatively impact our liquidity. In response, in March 2020, we drew an additional $238.0 million on our $1.15 billion revolving credit facility. We repaid $100.0 million of the amount drawn in July 2020, and we repaid an additional $140.0 million in October 2020. The amounts repaid remain available to us for borrowing. In addition, we suspended our share repurchase program for the second and third quarters of 2020 and we took additional steps to reduce discretionary spending and other expenditures in line with revenue declines. These steps included temporary salary reductions for all salaried employees, including our leadership team and board of directors, project delays, furloughs and other actions. We also delayed U.S. federal income and payroll tax payments under the Coronavirus Aid, Relief and Economic Security (CARES) Act. We continue to monitor the situation closely, including impacts on our operations, suppliers, customers, industry and workforce. If conditions deteriorate, we may implement further measures to provide additional financial flexibility and to improve our cash position and liquidity, including additional borrowings under our revolving credit facility.

If demand for our products and services further deteriorates or does not return to normal levels in the longer term, we may be required to pursue additional sources of financing to meet our financial obligations. Our credit facility includes an accordion feature allowing us, subject to lender consent, to expand the facility to $1.425 billion, and we believe we could also currently access the capital markets. However, such financing is not guaranteed and is largely dependent on market conditions and other factors that exist at the time we seek to access such financing. Further actions may be required to improve our cash position, including but not limited to, implementing further employee furloughs and/or workforce reductions, or foregoing additional capital expenditures and other discretionary expenses. In addition, dividends are approved by our board of directors each quarter and thus, are subject to change.

The situation surrounding COVID-19 remains fluid and the potential for a material impact on our results of operations, financial condition and liquidity increases the longer the virus impacts activity levels in the U.S. and the other countries in which we operate. For this reason, we cannot reasonably estimate with any degree of certainty the future impact the pandemic may have on our results of operations, financial position and/or liquidity. The extent to which the COVID-19 pandemic impacts our business depends on future developments, many of which are beyond our control, such as: the severity and duration of the pandemic, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease. We may not have yet experienced the full impact of the pandemic or its resulting impact on our customers. Our revenue may not immediately recover with an improvement in macro-economic conditions and may require new business formations and/or the expansion of sales to our existing customers.

In completing asset impairment analyses during the first quarter of 2020, we were required to make assumptions using the best information available at the time, including the performance of our reporting units subsequent to the declaration of a pandemic and available economic forecasts. These assumptions anticipated a sharp decline in gross domestic product and a material decline in the number of small businesses. To the extent our assumptions differ materially and negatively from actual events, we may be required to record additional asset impairment charges.

Other cascading effects of the COVID-19 pandemic that are not currently foreseeable could materially increase our costs, negatively impact our revenue and adversely impact our results of operations and liquidity, possibly to a significant degree. We cannot predict the severity or duration of any such impacts. The COVID-19 pandemic could have the effect of heightening many of the other risks described in Item 1A of the 2019 10-K, including, without limitation, those related to the success of our strategy, our ability to attract and retain customers, competition, the rate of decline for checks and business forms, our ability to reduce costs, risks of cybersecurity breaches, interruptions to our website operations or information technology systems, the ability of third-party providers to perform and potential litigation. Risks related to the preparation of our consolidated financial statements are addressed under the caption: "Note 15: Risks and Uncertainties" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the third quarter of 2020 and $287.5 million remained available for repurchase as of September 30, 2020.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2020, we withheld 5,534 shares in conjunction with the vesting and exercise of equity-based awards.

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

DELUXE CORPORATION (Registrant)

Date: November 6, 2020	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2020	/s/ Ronald Van Houwelingen
Ronald Van Houwelingen Vice President, Corporate Controller (Principal Accounting Officer)