Form 10-Q
period 2021-03-31
DELUXE CORP
filed 2021-05-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 28, 2021 was 42,201,575.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$125,440	$123,122
Trade accounts receivable, net of allowances for uncollectible accounts	139,547	161,959
Inventories and supplies	37,119	40,130
Funds held for customers, including securities carried at fair value of $25,391 and $28,462, respectively	122,466	119,749
Revenue in excess of billings	27,655	17,617
Other current assets	52,269	44,054
Total current assets	504,496	506,631
Deferred income taxes	4,636	5,444
Long-term investments	46,147	45,919
Property, plant and equipment, net of accumulated depreciation of $365,187 and $360,907, respectively	87,836	88,680
Operating lease assets	41,288	35,906
Intangibles, net of accumulated amortization of $610,707 and $587,273, respectively	254,152	246,760
Goodwill	736,862	736,844
Other non-current assets	217,835	208,679
Total assets	$1,893,252	$1,874,863
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,064	$116,990
Funds held for customers	120,581	117,647
Accrued liabilities	174,923	177,183
Total current liabilities	404,568	411,820
Long-term debt	840,000	840,000
Operating lease liabilities	34,288	28,344
Deferred income taxes	15,265	10,643
Other non-current liabilities	40,312	43,218
Commitments and contingencies (Notes 12 and 15)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2021 – 42,104; December 31, 2020 – 41,973)	42,104	41,973
Additional paid-in capital	22,306	17,558
Retained earnings	534,059	522,599
Accumulated other comprehensive loss	(39,824)	(41,433)
Non-controlling interest	174	141
Total shareholders’ equity	558,819	540,838
Total liabilities and shareholders’ equity	$1,893,252	$1,874,863

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2021	2020
Product revenue	$299,053	$330,687
Service revenue	142,211	155,736
Total revenue	441,264	486,423
Cost of products	(107,325)	(121,587)
Cost of services	(71,184)	(80,462)
Total cost of revenue	(178,509)	(202,049)
Gross profit	262,755	284,374
Selling, general and administrative expense	(212,436)	(237,204)
Restructuring and integration expense	(14,313)	(17,654)
Asset impairment charges	—	(90,330)
Operating income (loss)	36,006	(60,814)
Interest expense	(4,524)	(6,999)
Other income	2,033	4,472
Income (loss) before income taxes	33,515	(63,341)
Income tax (provision) benefit	(9,190)	3,210
Net income (loss)	24,325	(60,131)
Net income attributable to non-controlling interest	(33)	—
Net income (loss) attributable to Deluxe	$24,292	$(60,131)
Total comprehensive income (loss)	$25,934	$(72,138)
Comprehensive income (loss) attributable to Deluxe	25,901	(72,138)
Basic earnings (loss) per share	0.58	(1.43)
Diluted earnings (loss) per share	0.57	(1.45)

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$522,599	$(41,433)	$141	$540,838
Net income	—	—	—	24,292	—	33	24,325
Cash dividends ($0.30 per share)	—	—	—	(12,832)	—	—	(12,832)
Common shares issued	194	194	847	—	—	—	1,041
Common shares retired	(63)	(63)	(2,298)	—	—	—	(2,361)
Employee share-based compensation	—	—	6,199	—	—	—	6,199
Other comprehensive income	—	—	—	—	1,609	—	1,609
Balance, March 31, 2021	42,104	$42,104	$22,306	$534,059	$(39,824)	$174	$558,819

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance, December 31, 2019	42,126	$42,126	$4,086	$572,596	$(47,947)	$570,861
Net loss	—	—	—	(60,131)	—	(60,131)
Cash dividends ($0.30 per share)	—	—	—	(12,861)	—	(12,861)
Common shares issued	81	81	1,801	—	—	1,882
Common shares repurchased	(499)	(499)	(9,767)	(3,734)	—	(14,000)
Other common shares retired	(17)	(17)	(779)	—	—	(796)
Employee share-based compensation	—	—	4,659	—	—	4,659
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(3,640)	—	(3,640)
Other comprehensive loss	—	—	—	—	(12,007)	(12,007)
Balance, March 31, 2020	41,691	$41,691	$—	$492,230	$(59,954)	$473,967

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$24,325	$(60,131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,516	4,919
Amortization of intangibles	23,264	23,511
Operating lease expense	4,576	3,933
Asset impairment charges	—	90,330
Amortization of prepaid product discounts	7,440	7,077
Deferred income taxes	5,245	(9,129)
Employee share-based compensation expense	6,742	3,618
Other non-cash items, net	2,418	8,439
Changes in assets and liabilities:
Trade accounts receivable	23,122	3,575
Inventories and supplies	1,042	(3,165)
Other current assets	(19,711)	(7,403)
Non-current assets	(9,868)	(917)
Accounts payable	(3,543)	(10,145)
Prepaid product discount payments	(9,590)	(7,321)
Other accrued and non-current liabilities	(20,397)	(20,723)
Net cash provided by operating activities	39,581	26,468
Cash flows from investing activities:
Purchases of capital assets	(21,670)	(14,269)
Purchases of customer funds marketable securities	(29)	(34)
Proceeds from customer funds marketable securities	29	34
Other	(180)	354
Net cash used by investing activities	(21,850)	(13,915)
Cash flows from financing activities:
Proceeds from issuing long-term debt	5,000	309,000
Payments on long-term debt	(5,000)	(52,500)
Net change in customer funds obligations	1,659	(19,407)
Proceeds from issuing shares under employee plans	673	1,736
Employee taxes paid for shares withheld	(2,360)	(757)
Payments for common shares repurchased	—	(14,000)
Cash dividends paid to shareholders	(12,932)	(12,714)
Other	(1,271)	(202)
Net cash (used) provided by financing activities	(14,231)	211,156
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	1,606	(12,717)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	5,106	210,992
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	229,409	174,811
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$234,515	$385,803

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2021, the consolidated statements of comprehensive income (loss) for the quarters ended March 31, 2021 and 2020, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2021 and 2020 and the consolidated statements of cash flows for the quarters ended March 31, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions affecting the amounts reported in the consolidated financial statements and related notes. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, including the estimated impact of extraordinary events, such as the novel coronavirus (COVID-19) pandemic, the results of which form the basis for making judgments about the carrying values of our assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ significantly from our estimates and assumptions, including our estimates of the severity and duration of the COVID-19 pandemic. Further information can be found in Note 15.

Comparability – During the second quarter of 2020, we identified certain misstatements in our consolidated statement of cash flows for the quarter ended March 31, 2020. Within cash flows from financing activities, proceeds from issuing long-term debt and payments on long-term debt did not properly reflect the borrowing and payment activity that occurred during the quarter. Additionally, we identified a misstatement related to the presentation of unpaid capital expenditures, which impacted the amount reported for the change in accounts payable within cash provided by operating activities and the amount reported for purchases of capital assets within investing activities.

We assessed the materiality of these misstatements on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the misstatements were not material to any prior interim period and therefore, amendments of previously filed reports were not required. In accordance with ASC 250, we have corrected the misstatements by revising the consolidated financial statements appearing herein. The revisions had no impact on total assets, total liabilities, shareholders' equity or net income.

The impact of the revisions on the consolidated statement of cash flows for the quarter ended March 31, 2020 was as follows:

(in thousands)	Previously reported	Adjustment	Revised
Accounts payable	$(18,059)	$7,914	$(10,145)
Net cash provided by operating activities	18,554	7,914	26,468
Purchases of capital assets	(6,355)	(7,914)	(14,269)
Net cash used by investing activities	(6,001)	(7,914)	(13,915)
Proceeds from issuing long-term debt	1,011,000	(702,000)	309,000
Payments on long-term debt	(754,500)	702,000	(52,500)
Net cash provided by financing activities	211,156	—	211,156
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$210,992	$—	$210,992

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes. This standard addressed several specific areas of accounting for income taxes. We adopted this standard on January 1, 2021. Portions of the standard were adopted prospectively and certain aspects were required to be adopted using the modified retrospective approach. Adoption of this standard did not require an adjustment to retained earnings and did not have a significant impact on our results of operations or financial position.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Changes in the allowances for uncollectible accounts included within trade accounts receivable were as follows for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(in thousands)	2021	2020
Balance, beginning of year	$6,428	$4,985
Bad debt (benefit) expense	(649)	1,059
Write-offs and other	(900)	(2,098)
Balance, end of period	$4,879	$3,946

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Raw materials	$5,415	$5,412
Semi-finished goods	7,916	7,943
Finished goods	31,464	33,513
Supplies	5,263	5,010
Reserve for excess and obsolete items	(12,939)	(11,748)
Inventories and supplies	$37,119	$40,130

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Changes in the reserve for excess and obsolete items were as follows for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(in thousands)	2021	2020
Balance, beginning of year	$11,748	$6,600
Amounts charged to expense	2,013	88
Write-offs	(822)	(335)
Balance, end of period	$12,939	$6,353

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	March 31, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$12,000	$—	$—	$12,000
Canadian and provincial government securities	9,722	—	(311)	9,411
Canadian guaranteed investment certificate	3,980	—	—	3,980
Available-for-sale debt securities	$25,702	$—	$(311)	$25,391

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2021, also included cash of $97,075.

	December 31, 2020
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$15,000	$—	$—	$15,000
Canadian and provincial government securities	9,566	—	(33)	9,533
Canadian guaranteed investment certificate	3,929	—	—	3,929
Available-for-sale debt securities	$28,495	$—	$(33)	$28,462

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2020, also included cash of $91,287.
Expected maturities of available-for-sale debt securities as of March 31, 2021 were as follows:

(in thousands)	Fair value
Due in one year or less	$14,550
Due in two to five years	7,971
Due in six to ten years	2,870
Available-for-sale debt securities	$25,391

Further information regarding the fair value of available-for-sale debt securities can be found in Note 7.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Conditional right to receive consideration	$20,072	$13,950
Unconditional right to receive consideration(1)	7,583	3,667
Revenue in excess of billings	$27,655	$17,617

(1) Represents revenues that are earned but not currently billable under the related contract terms. Trade accounts receivable on the consolidated balance sheets included unbilled receivables of $19,295 as of March 31, 2021 and $21,319 as of December 31, 2020.

Intangibles – Intangibles were comprised of the following:

	March 31, 2021			December 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Internal-use software	$397,675	$(314,125)	$83,550	$380,144	$(303,422)	$76,722
Customer lists/relationships	366,241	(212,425)	153,816	352,895	(202,428)	150,467
Software to be sold	36,900	(24,941)	11,959	36,900	(23,884)	13,016
Technology-based intangibles	33,813	(29,163)	4,650	33,813	(27,613)	6,200
Trade names	30,230	(30,053)	177	30,281	(29,926)	355
Intangibles	$864,859	$(610,707)	$254,152	$834,033	$(587,273)	$246,760

Amortization of intangibles was $23,264 for the quarter ended March 31, 2021 and $23,511 for the quarter ended March 31, 2020. Based on the intangibles in service as of March 31, 2021, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2021	$65,583
2022	68,285
2023	48,720
2024	23,206
2025	17,327

The following intangibles were acquired during the quarter ended March 31, 2021:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$17,321	3
Customer lists/relationships	13,302	8
Acquired intangibles	$30,623	5

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Goodwill – Changes in goodwill by reportable segment and in total for the quarter ended March 31, 2021 were as follows:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2020:
Goodwill, gross	$168,165	$432,984	$252,864	$434,812	$1,288,825
Accumulated impairment charges	—	(362,058)	(189,923)	—	(551,981)
Goodwill, net of accumulated impairment charges	168,165	70,926	62,941	434,812	736,844
Currency translation adjustment	—	—	18	—	18
Balance, March 31, 2021	$168,165	$70,926	$62,959	$434,812	$736,862

Balance, March 31, 2021:
Goodwill, gross	$168,165	$432,984	$252,882	$434,812	$1,288,843
Accumulated impairment charges	—	(362,058)	(189,923)	—	(551,981)
Goodwill, net of accumulated impairment charges	$168,165	$70,926	$62,959	$434,812	$736,862
Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Postretirement benefit plan asset	$72,775	$71,208
Prepaid product discounts	51,044	50,602
Cloud computing arrangements	38,249	29,242
Loans and notes receivable from distributors, net of allowances for doubtful accounts(1)	27,182	35,068
Deferred sales commissions(2)	15,461	9,199
Other	13,124	13,360
Other non-current assets	$217,835	$208,679

(1) Amount Includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,704 as of March 31, 2021 and $2,008 as of December 31, 2020.

(2) Amortization of deferred sales commissions was $972 for the quarter ended March 31, 2021 and $882 for the quarter ended March 31, 2020.

Changes in the allowances for uncollectible accounts related to loans and notes receivable from distributors were as follows for the quarters ended March 31, 2021 and 2020:

	Quarter Ended March 31,
(in thousands)	2021	2020
Balance, beginning of year	$3,995	$284
Adoption of ASU No. 2016-13	—	4,749
Bad debt (benefit) expense	(634)	5,382
Balance, end of period	$3,361	$10,415

During the quarter ended March 31, 2020, we recorded a loan-specific allowance related to a distributor that was underperforming. In calculating this reserve, we utilized various valuation techniques to determine the value of the underlying collateral, resulting in an allowance of $6,128 as of March 31, 2020. Other past due receivables and those on non-accrual status were not significant as of March 31, 2021 or December 31, 2020.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2021. There were no write-offs or recoveries recorded during the quarter ended March 31, 2021.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,310	$587	$14,546	$11,744	$1,481	$29,668
3-4 internal grade	—	2,579	—	—	—	2,579
Loans and notes receivable	$1,310	$3,166	$14,546	$11,744	$1,481	$32,247

Changes in prepaid product discounts during the quarters ended March 31, 2021 and 2020 were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Balance, beginning of year	$50,602	$51,145
Additions(1)	7,890	2,470
Amortization	(7,440)	(7,077)
Other	(8)	(544)
Balance, end of period	$51,044	$45,994
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $9,590 for the quarter ended March 31, 2021 and $7,321 for the quarter ended March 31, 2020.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Deferred revenue(1)	$49,469	$42,104
Employee cash bonuses, including sales incentives	17,005	21,090
Prepaid product discounts due within one year	12,640	14,365
Operating lease liabilities	10,914	11,589
Customer rebates	7,046	8,179
Other	77,849	79,856
Accrued liabilities	$174,923	$177,183

(1) $16,121 of the December 31, 2020 amount was recognized as revenue during the quarter ended March 31, 2021.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$125,440	$310,146
Restricted cash and restricted cash equivalents included in funds held for customers	109,075	75,657
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$234,515	$385,803

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2021	2020
Earnings (loss) per share – basic:
Net income (loss)	$24,325	$(60,131)
Net income attributable to non-controlling interest	(33)	—
Net income (loss) attributable to Deluxe	24,292	(60,131)
Income allocated to participating securities	(19)	(21)
Income (loss) attributable to Deluxe available to common shareholders	$24,273	$(60,152)
Weighted-average shares outstanding	42,046	42,028
Earnings (loss) per share – basic	$0.58	$(1.43)

Earnings (loss) per share – diluted:
Net income (loss)	$24,325	$(60,131)
Net income attributable to non-controlling interest	(33)	—
Net income (loss) attributable to Deluxe	24,292	(60,131)
Income allocated to participating securities	—	(21)
Re-measurement of share-based awards classified as liabilities	—	(775)
Income (loss) attributable to Deluxe available to common shareholders	$24,292	$(60,927)
Weighted-average shares outstanding	42,046	42,028
Dilutive impact of potential common shares	458	37
Weighted-average shares and potential common shares outstanding	42,504	42,065
Earnings (loss) per share – diluted	$0.57	$(1.45)
Antidilutive options excluded from calculation	2,423	2,214

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income (loss) was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income (loss)
	Quarter Ended March 31,
(in thousands)	2021	2020
Realized (loss) gain on interest rate swap	$(334)	$93	Interest expense
Tax benefit (expense)	87	(24)	Income tax (provision) benefit
Realized (loss) gain on interest rate swap, net of tax	(247)	69	Net income (loss)
Amortization of postretirement benefit plan items:
Prior service credit	355	355	Other income
Net actuarial loss	(407)	(575)	Other income
Total amortization	(52)	(220)	Other income
Tax (expense) benefit	(31)	12	Income tax (provision) benefit
Amortization of postretirement benefit plan items, net of tax	(83)	(208)	Net income (loss)
Total reclassifications, net of tax	$(330)	$(139)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2021 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2020	$(21,956)	$(90)	$(5,351)	$(14,036)	$(41,433)
Other comprehensive (loss) income before reclassifications	—	(204)	477	1,006	1,279
Amounts reclassified from accumulated other comprehensive loss	83	—	247	—	330
Net current-period other comprehensive income (loss)	83	(204)	724	1,006	1,609
Balance, March 31, 2021	$(21,873)	$(294)	$(4,627)	$(13,030)	$(39,824)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $71.

(2) Other comprehensive income before reclassifications is net of income tax expense of $168.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility (Note 11). The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $6,231 as of March 31, 2021 and $7,210 as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of March 31, 2021 and December 31, 2020 and its impact on consolidated net income (loss) and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

NOTE 7: FAIR VALUE MEASUREMENTS

Our policies on impairment of goodwill and indefinite-lived intangible assets and impairment of long-lived assets and amortizable intangibles explain our methodology for assessing impairment of these assets and can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

2020 asset impairment charges – During the quarter ended March 31, 2020, we concluded that a triggering event had occurred for 2 of our reporting units as a result of the COVID-19 pandemic. As such, we completed goodwill impairment analyses for these reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $63,356 and $4,317, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $62,785 of goodwill remained in the Promotional Solutions reporting unit as of the measurement date.

Also as a result of the impacts of the COVID-19 pandemic, we assessed for impairment certain long-lived assets of our Cloud Solutions Web Hosting reporting unit as of March 31, 2020. As a result of these assessments, we recorded asset impairment charges of $17,678, primarily related to customer list, software and trade name intangible assets. With the exception of certain internal-use software assets, we determined that the assets were fully impaired. We utilized the discounted value of estimated future cash flows to estimate the fair value of the asset group. In our analysis, we assumed a revenue decline of 31% and a gross margin decline of 5.2 points in 2020, as well as a discount rate of 9%.

During the first quarter of 2020, we assessed for impairment the carrying value of an asset group related to a small business distributor that we previously purchased. Our assessment was the result of customer attrition during the quarter that impacted our projections of future cash flows. Based on our estimate of discounted future cash flows, we determined that the asset group was partially impaired as of February 29, 2020, and we recorded an asset impairment charge of $2,752, reducing the carrying value of the related customer list intangible asset. In calculating the estimated fair value of the asset group, we assumed no revenue growth, a 1.9 point improvement in gross margin and a discount rate of 11%. Also during the first quarter of 2020, we recorded asset impairment charges of $2,227 related to internal-use software and a small business distributor held for sale. Customer attrition in the business utilizing the software caused us to evaluate the asset for impairment, and this analysis indicated that the software was fully impaired. During the first quarter of 2020, we agreed to sales terms for the small business distributor. Based on the negotiated sales price, we recorded an asset impairment charge to write-down the carrying value of the asset group to its fair value less costs to sell.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Information regarding the asset impairment analyses completed during the quarter ended March 31, 2020 was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Intangible assets (Cloud Solutions Web Hosting reporting unit)(1)	$2,172	$—	$—	$2,172	$17,678
Small business distributor	7,622	—	—	7,622	2,752
Other assets	1,412	—	—	1,412	2,227
Goodwill					67,673
Total					$90,330

(1) The impairment charge consisted of $8,397 related to customer lists, $6,932 related to internal-use software and $2,349 related to other intangible assets.

Recurring fair value measurements – Funds held for customers included available-for-sale debt securities (Note 3). These securities included a money market fund that is traded in an active market, a mutual fund investment that invests in Canadian and provincial government securities, and an investment in a Canadian guaranteed investment certificate (GIC) with a maturity of 2 years. The cost of the money market fund approximates its fair value because of the short-term nature of the investment. The cost of the GIC approximates its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income (loss) and were not significant during the quarters ended March 31, 2021 and 2020.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Funds held for customers	$12,000	$12,000	$12,000	$—	$—
Available-for-sale debt securities	Funds held for customers	13,391	13,391	—	13,391	—
Derivative liability (Note 6)	Other non-current liabilities	(6,231)	(6,231)	—	(6,231)	—
Amortized cost:
Cash	Cash and cash equivalents	125,440	125,440	125,440	—	—
Cash	Funds held for customers	97,075	97,075	97,075	—	—
Loans and notes receivable from distributors	Other current and non-current assets	28,886	28,843	—	—	28,843
Long-term debt	Long-term debt	840,000	840,000	—	840,000	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2020		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Funds held for customers	$15,000	$15,000	$15,000	$—	$—
Available-for-sale debt securities	Funds held for customers	13,462	13,462	—	13,462	—
Derivative liability (Note 6)	Other non-current liabilities	(7,210)	(7,210)	—	(7,210)	—
Amortized cost:
Cash	Cash and cash equivalents	123,122	123,122	123,122	—	—
Cash	Funds held for customers	91,287	91,287	91,287	—	—
Loans and notes receivable from distributors	Other current and non-current assets	37,076	36,950	—	—	36,950
Long-term debt	Long-term debt	840,000	840,000	—	840,000	—

NOTE 8: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel and relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. We are currently pursuing several initiatives designed to focus on our growth strategy and to increase our efficiency. Restructuring and integration expense is not allocated to our reportable business segments.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income (loss) as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Total cost of revenue	$899	$829
Operating expenses	14,313	17,654
Restructuring and integration expense	$15,212	$18,483

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2021	2020
External consulting fees	$7,383	$10,901
Internal labor	2,041	1,853
Employee severance benefits	857	5,083
Other	4,931	646
Restructuring and integration expense	$15,212	$18,483

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions are expected to be completed in the second quarter of 2021, and we expect most of the related severance payments to be paid by mid-2021, utilizing cash from operations.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2020	$6,798
Charges	1,877
Reversals	(1,020)
Payments	(5,701)
Balance, March 31, 2021	$1,954

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 9: INCOME TAX PROVISION (BENEFIT)

The effective tax rate on pre-tax income (loss) reconciles to the U.S. federal statutory tax rate as follows:

	Quarter Ended March 31, 2021	Year Ended December 31, 2020
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges (Note 7)	—	39.2%
State income tax expense, net of federal income tax benefit	3.8%	1.7%
Tax impact of share-based compensation	2.1%	7.4%
Non-deductible executive compensation	0.9%	2.0%
Foreign tax rate differences	0.6%	3.7%
Change in unrecognized tax benefits, including interest and penalties	0.3%	(2.9%)
Payables and receivables for prior year tax returns	(0.9%)	2.8%
Research and development tax credit	(0.6%)	(3.3%)
Return to provision adjustments	—	(2.3%)
Change in valuation allowances	—	0.8%
Other	0.2%	0.8%
Effective tax rate	27.4%	70.9%

NOTE 10: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 14: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income (loss) and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2021	2020
Interest cost	$242	$478
Expected return on plan assets	(1,875)	(1,905)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	407	575
Net periodic benefit income	$(1,581)	$(1,207)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 11: DEBT

Debt outstanding consisted of amounts drawn on our revolving credit facility of $840,000 as of March 31, 2021 and December 31, 2020. As of March 31, 2021, the total availability under our revolving credit facility was $1,150,000. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1,425,000. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35% based on our leverage ratio. Amounts drawn under the credit facility had a weighted-average interest rate of 2.00% as of March 31, 2021 and 2.01% as of December 31, 2020. In July 2019, we executed an interest rate swap to convert $200,000 of the amount drawn under the credit facility to fixed rate debt. Further information can be found in Note 6.

Borrowings under the credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing our credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. Additionally, the agreement contains customary representations and warranties and, as a condition to borrowing, requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition.

There are currently no limitations on the amount of dividends and share repurchases under the terms of our credit agreement. However, if our leverage ratio, defined as total debt less unrestricted cash to EBITDA, should exceed 2.75 to 1, there would be an annual limitation on the amount of dividends and share repurchases.

Daily average amounts outstanding under our credit facility were as follows:

(in thousands)	Quarter Ended March 31, 2021	Year Ended December 31, 2020
Daily average amount outstanding	$840,165	$1,016,896
Weighted-average interest rate	2.00%	2.12%

As of March 31, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(840,000)
Outstanding letters of credit(1)	(7,658)
Net available for borrowing as of March 31, 2021	$302,342

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

NOTE 12: OTHER COMMITMENTS AND CONTINGENCIES

Leases – During the third quarter of 2020, we executed a lease on a facility located in Minnesota with a term of 16 years. As this lease has not yet commenced, it was not reflected on the consolidated balance sheets as of March 31, 2021 or December 31, 2020. The total obligation under this lease is approximately $43,000, with approximately $4,000 due in 2022 - 2023, approximately $5,000 due in 2024 - 2025 and the remainder due through 2037.

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities,

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2021 or December 31, 2020.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,383 as of March 31, 2021 and $9,046 as of December 31, 2020. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2021 or December 31, 2020.

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

NOTE 13: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased during the first quarter of 2021 and $287,452 remained available for repurchase under the authorization as of March 31, 2021.

NOTE 14: BUSINESS SEGMENT INFORMATION

We operate 4 reportable segments, generally organized by product type, as follows:

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2020 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. In addition, Cloud Solutions has operations in Australia and portions of Europe, as well as partners in Central and South America.

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

Segment information for the quarters ended March 31, 2021 and 2020 was as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Payments:
Revenue	$79,438	$77,040
Adjusted EBITDA	18,329	18,023
Cloud Solutions:
Revenue	62,220	75,945
Adjusted EBITDA	17,209	14,920
Promotional Solutions:
Revenue	124,507	142,794
Adjusted EBITDA	17,714	11,197
Checks:
Revenue	175,099	190,644
Adjusted EBITDA	83,534	90,712
Total segment:
Revenue	$441,264	$486,423
Adjusted EBITDA	136,786	134,852

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Quarter Ended March 31,
(in thousands)	2021	2020
Total segment adjusted EBITDA	$136,786	$134,852
Corporate operations	(46,281)	(51,518)
Depreciation and amortization expense	(27,780)	(28,430)
Interest expense	(4,524)	(6,999)
Net income attributable to non-controlling interest	33	—
Asset impairment charges	—	(90,330)
Restructuring, integration and other costs	(15,212)	(19,633)
CEO transition costs	—	180
Share-based compensation expense	(6,742)	(3,618)
Acquisition transaction costs	(2,765)	(9)
Certain legal-related benefit	—	2,164
Income (loss) before income taxes	$33,515	$(63,341)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$175,099	$175,099
Forms and other products	—	—	71,781	—	71,781
Treasury management solutions	59,136	—	—	—	59,136
Marketing and promotional solutions	—	—	52,726	—	52,726
Data-driven marketing solutions	—	33,646	—	—	33,646
Web and hosted solutions	—	28,574	—	—	28,574
Other payments solutions	20,302	—	—	—	20,302
Total revenue	$79,438	$62,220	$124,507	$175,099	$441,264

	Quarter Ended March 31, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$190,644	$190,644
Forms and other products	—	—	81,813	—	81,813
Treasury management solutions	56,867	—	—	—	56,867
Marketing and promotional solutions	—	—	60,981	—	60,981
Data-driven marketing solutions	—	38,997	—	—	38,997
Web and hosted solutions	—	36,948	—	—	36,948
Other payments solutions	20,173	—	—	—	20,173
Total revenue	$77,040	$75,945	$142,794	$190,644	$486,423

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended March 31, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$68,484	$53,512	$119,148	$169,014	$410,158
Foreign, primarily Canada and Australia	10,954	8,708	5,359	6,085	31,106
Total revenue	$79,438	$62,220	$124,507	$175,099	$441,264

	Quarter Ended March 31, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$68,358	$68,070	$136,814	$184,294	$457,536
Foreign, primarily Canada and Australia	8,682	7,875	5,980	6,350	28,887
Total revenue	$77,040	$75,945	$142,794	$190,644	$486,423

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

We held loans and notes receivable from our Promotional Solutions distributors of $28,886 as of March 31, 2021. These distributors sell our products and services primarily to small businesses, which have been significantly impacted by the COVID-19 pandemic. As of March 31, 2021, our allowance for expected credit losses on these receivables was $3,361, although the majority of this amount was not driven by impacts of the pandemic. We utilized all information known to us in determining this allowance, as well as allowances related to our trade accounts receivable and unbilled receivables. If our assumptions prove to be incorrect, we may be required to record additional bad debt expense in the future. Additionally, uncertainty surrounding the impact of the COVID-19 outbreak could affect estimates we made regarding inventory obsolescence and workers' compensation liabilities and thus, could result in additional expense in the future.

NOTE 16: SUBSEQUENT EVENT

On April 21, 2021, we entered into an Agreement and Plan of Merger under which First American Payment Systems, L.P. (First American), will become our wholly-owned subsidiary. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The aggregate purchase price payable on the closing date is $960,000 in cash, subject to customary adjustments for cash, debt, net working capital, transaction expenses and certain tax benefits.

We expect the acquisition will close during the second quarter of 2021. The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The shareholders of First American have approved the transaction and no further shareholder approvals are required. The merger agreement contains customary representations, warranties and covenants.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
From the date of the merger agreement until the closing date, First American is, with limited exceptions, required to conduct its business in the ordinary course consistent with past practice and to comply with certain covenants regarding the operation of its business. The representations and warranties of the parties contained in the merger agreement will terminate and be of no further force and effect as of the closing date, except for those covenants that by their terms expressly apply in whole or in part after the closing of the transaction. We have obtained representation and warranty insurance to cover, subject to certain limitations, losses resulting from potential breaches of First American’s representations and warranties made in the merger agreement. Pursuant to the merger agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission investigation initiated in December 2019 seeking information to determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses are limited to the amount of an indemnity holdback, which will be our sole recourse for any such losses.

We expect to finance the transaction with a combination of cash on hand and proceeds from new debt. In connection with the merger, we have obtained a $2,200,000 financing commitment from a group of lenders. During the quarter ended March 31, 2021, we recorded related acquisition transaction costs of $2,765, which are included in selling, general and administrative expense on the consolidated statement of comprehensive income. The results of operations for First American will be included in our Payments segment from the date of acquisition.

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K) outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

EXECUTIVE OVERVIEW

COVID-19 impact – The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. Information regarding the impact in 2020, as well as actions we took in response, can be found under the caption "Executive Overview" in Part II, Item 7 of the 2020 Form 10-K.

The impact of the pandemic continued in the first quarter of 2021 and was the main driver of the 9.3% decrease in revenue, as compared to the first quarter of 2020. Within Promotional Solutions, many of our business customers continued to be impacted by their customers' and governmental responses to the pandemic. Demand for promotional products has declined, as many of our customers reduced or stopped virtually all promotional activities while their business activities are limited. The decline in travel and event cancellations also has reduced promotional spending. In Checks, both business and personal check volumes declined as a result of the slowdown in the economy. The impact in Cloud Solutions was driven primarily by a decline in data-driven marketing solutions, as some clients suspended or reduced their marketing campaigns during this period of uncertainty. We did see some recovery in data-driven marketing revenue during the first quarter of 2021, with an increase of 11.3% as compared to the fourth quarter of 2020. This resulted, in part, from the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers.

Despite the continuing challenges of the pandemic, net income improved in the first quarter of 2021, as compared to the first quarter of 2020, and adjusted EBITDA margin was 20.5% for the first quarter of 2021, in line with our annual expectations prior to the pandemic. Cash provided by operating activities increased $13.1 million in the first quarter of 2021, as compared to the first quarter of 2020, and free cash flow increased $5.7 million. Total debt at the end of the quarter remained unchanged from the beginning of the year, and net debt as of March 31, 2021 was the lowest since June 30, 2018. We held cash and cash equivalents of $125.4 million as of March 31, 2021, and liquidity was $427.8 million. Our priority is to maintain our financial strength, while simultaneously continuing our business transformation. We are continuing important systems implementation work and capital projects, including our enterprise resource planning and sales technology implementations. We also continue to pay our regular quarterly dividend of $0.30 per share.

2021 results vs. 2020 – Numerous factors drove the increase in net income for the first quarter of 2021, as compared to the first quarter of 2020. The primary factor was a decrease in asset impairment charges of $90.3 million, as compared to 2020. Other factors that increased net income included:

•actions taken to reduce costs in line with reduced revenues and the continuing evaluation of our cost structure, including savings of approximately $2.8 million from the suspension of the 401(k) plan employer matching contribution implemented in response to the COVID-19 pandemic;

•a $7.7 million decrease in bad debt expense, primarily driven by allowances recorded in the first quarter of 2020 related to notes receivable from our Promotional Solutions distributors;

•revenue growth in certain business lines, including some recovery of data-driven marketing revenue and increased treasury management revenue; and

•a $4.4 million decrease in restructuring, integration and other costs.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions;

•the loss of revenue resulting from the impact of the COVID-19 pandemic;

•a $3.1 million increase in share-based compensation expense; and

•acquisition transaction costs of $2.8 million in 2021.

Diluted EPS of $0.57 for the first quarter of 2021, as compared to diluted loss per share of $1.45 for the first quarter of 2020, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher average shares outstanding in 2021. Adjusted diluted EPS for the first quarter of 2021 was $1.26, compared to $1.08 for the first quarter of 2020, and excludes the impact of non-cash items or items that we believe are not indicative of ongoing operations. The increase in adjusted EPS for the first quarter of 2021, as compared to the first quarter of 2020, was driven primarily by various cost savings actions across functional areas, as well as the lower bad debt expense and revenue growth in certain business lines. These increases were partially offset by the continuing secular decline in checks and business forms and the impact of the COVID-19 pandemic. A reconciliation of diluted earnings (loss) per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first quarter of 2020 included pretax asset impairment charges of $90.3 million, or $1.81 per share. The impairment charges related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these impairment charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2020 Form 10-K. We continue to be encouraged by the success to-date of our One Deluxe strategy. We have made significant progress in the integration of our various technology platforms, we have developed an enterprise-class sales organization, we have built a talented management team and we have strengthened our balance sheet. We have also built an organization focused on developing new and improved products. With all of these achievements, we determined that we are ready to augment our business through meaningful acquisitions.

On April 21, 2021, we entered into an Agreement and Plan of Merger under which First American Payment Systems, L.P. (First American), will become our wholly-owned subsidiary. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The aggregate purchase price payable on the closing date is $960.0 million in cash, subject to customary adjustments for cash, debt, net working capital, transaction expenses and certain tax benefits. The transaction provides an end-to-end payments technology platform, which we believe will provide significant leverage to accelerate organic growth. First American generated revenue of approximately $290.0 million during 2020. We expect to finance the transaction with a combination of cash on hand and proceeds from new debt. In connection with the merger, we have obtained a $2.2 billion financing commitment from a group of lenders. We expect the acquisition will close during the second quarter of 2021, pending customary regulatory approvals and closing conditions. The results of operations for First American will be included in our Payments segment from the date of acquisition. Further information regarding this transaction can be found under the caption "Note 16: Subsequent Event" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Outlook for 2021

Our outlook for 2021 does not include the impact of the First American transaction, which we expect to close during the second quarter of 2021. While the overall economic recovery in 2021 remains uncertain, we believe that we will generate sales-driven revenue growth during 2021 in the range of 0% to 2%, primarily driven by the combination of our sales performance and expected steady macroeconomic recovery from the COVID-19 pandemic. We expect to exit the year with revenue growth in the mid-single digits, and we expect that adjusted EBITDA margin for the full year will be between 20% and 21%, at the lower end of our long-term target range. We anticipate that our annual effective tax rate for 2021 will be approximately 25%.

As of March 31, 2021, we held cash and cash equivalents of $125.4 million and $302.3 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $90.0 million in 2021, as we continue with important transformation work, innovation investments and building future scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months, including costs of the additional debt we expect to incur in conjunction with the merger with First American. We were in compliance with our debt covenants as of March 31, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total revenue	$441,264	$486,423	(9.3%)

The decrease in total revenue for the first quarter of 2021, as compared to the first quarter of 2020, was driven primarily by volume declines resulting from the impact of the COVID-19 pandemic, primarily in our Promotional Solutions, Cloud Solutions and Checks segments, as discussed in Executive Overview. Revenue also continued to be impacted by the secular decline in order volume for checks and business forms. In addition, Cloud Solutions web and hosted solutions revenue declined approximately $6.8 million in the first quarter of 2021 due to our 2020 decision to exit certain product lines. Partially offsetting these revenue declines was an increase in Cloud Solutions data-driven marketing revenue, resulting in part, from the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers. In addition, Payments treasury management revenue increased 4.0% compared to the first quarter of 2020.

Service revenue represented 32.2% of total revenue for the first quarter of 2021 and 32.0% for the first quarter of 2020. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption: "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2021	2020
Payments	18.0%	15.8%
Cloud Solutions	14.1%	15.6%
Promotional Solutions	28.2%	29.4%
Checks	39.7%	39.2%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total cost of revenue	$178,509	$202,049	(11.7%)
Total cost of revenue as a percentage of total revenue	40.5%	41.5%	(1.0) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The decrease in total cost of revenue for the first quarter of 2021, as compared to the first quarter of 2020, was primarily attributable to the decrease in revenue volume resulting from the COVID-19 impact. In addition, cost of revenue decreased as a result of the continued secular decline in checks and business forms, as well as the decline in Cloud Solutions web and hosted solutions revenue driven by the 2020 decision to exit certain product lines. Total cost of revenue also benefited from cost reductions and efficiencies in our fulfillment area. Total cost of revenue as a percentage of total revenue decreased in the first quarter of 2021, as compared to the first quarter of 2020, due in large part, to the change in revenue mix driven by the COVID-19 impact and the 2020 decision to exit certain Cloud Solutions product lines.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
SG&A expense	$212,436	$237,204	(10.4%)
SG&A expense as a percentage of total revenue	48.1%	48.8%	(0.7) pts.

The decrease in SG&A expense for the first quarter of 2021, as compared to the first quarter of 2020, was primarily driven by various cost reduction actions and internal value realization initiatives, including advertising expense reductions and other efficiencies in sales, marketing and our corporate support functions. In addition, bad debt expense decreased $7.7 million, primarily due to allowances recorded in the first quarter of 2020 related to notes receivable from our Promotional Solutions distributors. Also, we incurred lower customer referral expenses on the lower order volume resulting from the impact of the COVID-19 pandemic, and SG&A expense decreased approximately $2.8 million from the suspension of the 401(k) plan employer matching contribution implemented in response to the COVID-19 pandemic. Partially offsetting these decreases in SG&A expense were $2.8 million of acquisition transaction costs in the first quarter of 2021, a $2.7 million increase in share-based compensation expense and a legal-related benefit of $2.2 million in the first quarter of 2020. Total SG&A expense as a percentage of revenue decreased for the first quarter of 2021, as compared to the first quarter of 2020, as the benefit of cost reductions and the decrease in bad debt expense more than offset the impact of the revenue decline.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Restructuring and integration expense	$14,313	$17,654	$(3,341)

We are currently pursuing several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. Further information regarding these costs can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Asset impairment charges	$—	$90,330	$(90,330)

We did not record any asset impairment charges during the first quarter of 2021. During the first quarter of 2020, we recorded asset impairment charges of $90.3 million, related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units and amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these charges can be found under the caption "Note 7: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Interest expense	$4,524	$6,999	(35.4%)
Weighted-average debt outstanding	840,165	923,423	(9.0%)
Weighted-average interest rate	2.0%	2.8%	(0.8) pts.

The decrease in interest expense for the first quarter of 2021, as compared to the first quarter of 2020, was primarily driven by our lower weighted-average interest rate, as well as the lower average debt outstanding in 2021.

Income Tax Provision (Benefit)

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Income tax provision (benefit)	$9,190	$(3,210)	386.3%
Effective income tax rate	27.4%	5.1%	22.3 pts.

The increase in our effective tax rate for the first quarter of 2021, as compared to the first quarter of 2020, was driven primarily by the impact of the nondeductible portion of the goodwill impairment charges in the first quarter of 2020, which lowered our 2020 effective income tax rate by 18.8 points. In addition, the tax impact of share-based compensation resulted in a 3.0 point increase in our effective income tax rate, as compared to the first quarter of 2020. Further information regarding our effective income tax rate for the first quarter of 2021, as compared to our 2020 annual effective income tax rate, can be found under the caption: "Note 9: Income Tax Provision (Benefit)" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Net Income (Loss) / Diluted Earnings (Loss) Per Share

	Quarter Ended March 31,
	2021	2020	Change
Net income (loss)	$24,325	$(60,131)	140.5%
Diluted earnings (loss) per share	0.57	(1.45)	139.3%
Adjusted diluted EPS(1)	1.26	1.08	16.7%

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted diluted EPS.

The increases in net income, diluted EPS and adjusted diluted EPS for the first quarter of 2021, as compared to the first quarter of 2020, were driven primarily by the factors outlined in Executive Overview - 2021 results vs. 2020.

Adjusted EBITDA

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Adjusted EBITDA(1)	$90,505	$83,334	8.6%
Adjusted EBITDA margin	20.5%	17.1%	3.4 pts.

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted EBITDA.

The increase in adjusted EBITDA for the first quarter of 2021, as compared to the first quarter of 2020, was driven primarily by various cost reduction actions and internal value realization initiatives, including advertising expense reductions and other efficiencies in sales, marketing and our corporate support functions. In addition, bad debt expense decreased $7.7 million in the first quarter of 2021, primarily driven by allowances recorded in the first quarter of 2020 related to notes receivable from our Promotional Solutions distributors, and revenue grew in certain business lines, including some recovery of data-driven marketing revenue and increased treasury management revenue. Partially offsetting these increases in adjusted EBITDA were the continuing secular decline in checks and business forms, the impact of the COVID-19 pandemic on revenue volumes and the loss of Cloud Solutions web and hosted services revenue resulting from our 2020 decision to exit certain product lines. Adjusted EBITDA margin increased for the first quarter of 2021, as compared to the first quarter of 2020, as the impact of cost reductions and reduced bad debt expense exceeded the impact of the revenue volume decline.

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

Free cash flow – We define free cash flow as net cash provided by operating activities less purchases of capital assets. We believe that free cash flow is an important indicator of cash available for debt service and for shareholders, after making capital investments to maintain or expand our asset base. Free cash flow is limited and not all of our free cash flow is available for discretionary spending, as we may have mandatory debt payments and other cash requirements that must be deducted from our cash available for future use. We believe that the measure of free cash flow provides an additional metric to compare cash generated by operations on a consistent basis and to provide insight into the cash flow available to fund items such as share repurchases, dividends, mandatory and discretionary debt reduction and acquisitions or other strategic investments.

Net cash provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$39,581	$26,468
Purchases of capital assets	(21,670)	(14,269)
Free cash flow	$17,911	$12,199

Net debt – Management believes that net debt is an important measure to monitor leverage and to evaluate the balance sheet. In calculating net debt, cash and cash equivalents are subtracted from total debt because they could be used to reduce our debt obligations. A limitation associated with using net debt is that it subtracts cash and cash equivalents, and therefore, may imply that management intends to use cash and cash equivalents to reduce outstanding debt. In addition, net debt suggests that our debt obligations are less than the most comparable GAAP measure indicates.

(in thousands)	March 31, 2021	December 31, 2020
Total debt	$840,000	$840,000
Cash and cash equivalents	(125,440)	(123,122)
Net debt	$714,560	$716,878

Liquidity – We define liquidity as cash and cash equivalents plus the amount available for borrowing under our revolving credit facility. We consider liquidity to be an important metric for demonstrating the amount of cash that is available or that could be available on short notice. This financial measure is not a substitute for GAAP liquidity measures. Instead, we believe that this measurement enhances investors' understanding of the funds that are currently available.

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$125,440	$123,122
Amount available for borrowing under revolving credit facility	302,342	302,342
Liquidity	$427,782	$425,464

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

Diluted earnings (loss) per share reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$24,325	$(60,131)
Net income attributable to non-controlling interest	(33)	—
Net income (loss) attributable to Deluxe	24,292	(60,131)
Asset impairment charges	—	90,330
Acquisition amortization	13,193	14,724
Restructuring, integration and other costs	15,212	19,633
CEO transition costs	—	(180)
Share-based compensation expense	6,742	3,618
Acquisition transaction costs	2,765	9
Certain legal-related benefit	—	(2,164)
Adjustments, pre-tax	37,912	125,970
Income tax provision impact of pre-tax adjustments(1)	(8,456)	(19,175)
Adjustments, net of tax	29,456	106,795
Adjusted net income attributable to Deluxe	53,748	46,664
Income allocated to participating securities	(41)	(77)
Re-measurement of share-based awards classified as liabilities	—	(788)
Adjusted income attributable to Deluxe available to common shareholders	$53,707	$45,799

Weighted average shares and potential common shares outstanding	42,504	42,065
Adjustment(2)	(32)	155
Adjusted weighted average shares and potential common shares outstanding	42,472	42,220

GAAP diluted earnings (loss) per share	$0.57	$(1.45)
Adjustments, net of tax	0.69	2.53
Adjusted diluted EPS	$1.26	$1.08

(1) The tax effect of the pre-tax adjustments considers the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact that approximates the U.S. effective tax rate for each adjustment. However, the tax impact of certain adjustments, such as asset impairment charges and share-based compensation expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions.
(2) The total of weighted-average shares and potential common shares outstanding used in the calculations of adjusted diluted EPS differs from the GAAP calculations, due to differences in the amount of dilutive securities in each calculation.

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

Net income (loss) reconciles to adjusted EBITDA as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$24,325	$(60,131)
Pre-tax income attributable to non-controlling interest	(33)	—
Depreciation and amortization expense	27,780	28,430
Interest expense	4,524	6,999
Income tax provision (benefit)	9,190	(3,210)
Asset impairment charges	—	90,330
Restructuring, integration and other costs	15,212	19,633
CEO transition costs	—	(180)
Share-based compensation expense	6,742	3,618
Acquisition transaction costs	2,765	9
Certain legal-related benefit	—	(2,164)
Adjusted EBITDA	$90,505	$83,334

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs primarily consist of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel and relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In addition to restructuring and integration expense, we also recognized certain business transformation costs during 2020 related to optimizing our business processes in line with our growth strategies.

The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2021 are expected to be completed in the second quarter of 2021, and we expect most of the related severance payments to be paid by mid-2021. As a result of our employee reductions, we expect to realize cost savings of approximately $35.0 million in SG&A expense and $1.0 million in total cost of revenue in 2021, in comparison to our 2020 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2021.

SEGMENT RESULTS

We operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. These segments are generally organized by product type and reflect the way we currently manage the company. The financial information presented below for our reportable business segments is consistent with that presented under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Payments

Results for our Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total revenue	$79,438	$77,040	3.1%
Adjusted EBITDA	18,329	18,023	1.7%
Adjusted EBITDA margin	23.1%	23.4%	(0.3) pts.

The increase in total revenue for the first quarter of 2021, as compared to the first quarter of 2020, was driven by an increase in treasury management revenue of 4.0%, primarily driven by receivables management revenue. This segment continues to demonstrate growth, as revenue increased 1.8% over the fourth quarter of 2020. We expect continued growth in this segment in 2021, as we work on implementing the new clients we signed during 2020 and during the first quarter of 2021.

The increase in adjusted EBITDA for the first quarter of 2021, as compared to the first quarter of 2020, was driven by the revenue increase, partially offset by costs associated with moving work from our Texas location during the winter storms in February 2021 and the mix of hardware sales. Adjusted EBITDA margin decreased for the first quarter of 2021, as compared to the first quarter of 2020, as the cost increases exceeded the benefit of the revenue increase. As we continue to invest in this business, we expect adjusted EBITDA margins to be in the low 20% range through the remainder of the year.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total revenue	$62,220	$75,945	(18.1%)
Adjusted EBITDA	17,209	14,920	15.3%
Adjusted EBITDA margin	27.7%	19.6%	8.1 pts.

The decrease in total revenue for the first quarter of 2021, as compared to the first quarter of 2020, was driven by the impact of the COVID-19 pandemic, primarily in data-driven marketing solutions, as some clients suspended or reduced their marketing campaigns. Data-driven marketing revenue increased 11.3% from the fourth quarter of 2020, as our customers slowly reactivated their marketing campaigns and the continuation of low interest rates and an improving credit risk environment drove increased marketing efforts by our banking and mortgage lending customers. Web and hosted solutions revenue decreased $8.4 million for the first quarter of 2021, as compared to the first quarter of 2020, $6.8 million of which was due to our 2020 decision to exit certain product lines.

Adjusted EBITDA and adjusted EBITDA margin for the first quarter of 2021 increased compared to the first quarter of 2020, despite the revenue decline, due to various cost reduction actions to bring expenses in line with our post-COVID-19 operating model. In addition, adjusted EBITDA benefited from the timing and type of customer marketing campaigns in each period, as well as lower information technology costs in the first quarter of 2021. We expect the loss of revenue resulting from our 2020 decision to exit certain product lines will continue to impact this segment in 2021, but we anticipate that adjusted EBITDA margin for the year will be in the low-to-mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total revenue	$124,507	$142,794	(12.8%)
Adjusted EBITDA	17,714	11,197	58.2%
Adjusted EBITDA margin	14.2%	7.8%	6.4 pts.

The decrease in total revenue for the first quarter of 2021, as compared to the first quarter of 2020, continued to be driven primarily by the impact of the COVID-19 pandemic, as our small business and enterprise customers continued to conservatively react to the current economic environment, resulting in decreased demand for marketing and promotional products. The continuing secular decline in business forms and some accessories also negatively impacted revenue. The year-over-year change in revenue improved in the first quarter of 2021, as compared to the fourth quarter of 2020, when revenue declined 16.6% as compared to the prior year.

Adjusted EBITDA and adjusted EBITDA margin for the first quarter of 2021 increased compared to the first quarter of 2020, despite the revenue decline and a $1.9 million increase in obsolete inventory expense. The increases were driven primarily by the benefit of various cost reduction actions and internal value realization initiatives, as well as lower bad debt expense related to notes receivable from distributors. We are anticipating adjusted EBITDA margins throughout 2021 in the low-to-mid teens, as a result of our cost reduction actions, including changes in key distribution relationships.

Checks

Results for our Checks segment were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Total revenue	$175,099	$190,644	(8.2%)
Adjusted EBITDA	83,534	90,712	(7.9%)
Adjusted EBITDA margin	47.7%	47.6%	0.1 pts.

The decrease in total revenue for the first quarter of 2021, as compared to the first quarter of 2020, was driven primarily by the continuing secular decline in checks and the impact of the COVID-19 pandemic, which resulted in a decline in business and personal check usage stemming from the slowdown in the economy. We anticipate that the rate of decline will improve as the macroeconomic environment recovers. Early evidence of this recovery is the sequential improvement in the year-over-year revenue decline rate from 10.0% in the fourth quarter of 2020.

The decrease in Adjusted EBITDA for the first quarter of 2021, as compared to the first quarter of 2020, was driven by the revenue decline, partially offset by various cost reduction actions and internal value realization initiatives intended to scale our operating expenses to match anticipated check volumes, as well as lower bad debt expense.

CASH FLOWS AND LIQUIDITY

As of March 31, 2021, we held cash and cash equivalents of $125.4 million, as well as restricted cash and restricted cash equivalents included in funds held for customers of $109.1 million. The following table shows our cash flow activity for the quarters ended March 31, 2021 and 2020, and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$39,581	$26,468	$13,113
Net cash used by investing activities	(21,850)	(13,915)	(7,935)
Net cash (used) provided by financing activities	(14,231)	211,156	(225,387)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	1,606	(12,717)	14,323
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$5,106	$210,992	$(205,886)
Free cash flow(1)	$17,911	$12,199	$5,712

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $13.1 million for the first quarter of 2021, as compared to the first quarter of 2020, driven primarily by the favorable timing of accounts receivable in certain of our businesses, the benefit of cost saving actions and internal value realization initiatives, and an $8.6 million decrease in performance-based compensation payments related to our 2020 performance. These increases in operating cash flow were partially offset by the continuing impact of the COVID-19 pandemic, the continuing secular decline in checks and business forms and increased investments in cloud computing arrangements we are employing throughout the company.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Performance-based compensation payments(1)	$12,180	$20,777	$(8,597)
Prepaid product discount payments	9,590	7,321	2,269
Severance payments	5,701	2,703	2,998
Interest payments	4,033	6,705	(2,672)
Income tax payments	3,330	4,332	(1,002)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2021 was $7.9 million higher than the first quarter of 2020, driven primarily by increased purchases of capital assets, as we continue to invest in our transformation.

Net cash used by financing activities for the first quarter of 2021 was $225.4 million higher than the first quarter of 2020, due to borrowings on our revolving credit facility during the first quarter of 2020, primarily a draw of $238.0 million in March 2020, at the onset of the COVID-19 pandemic. We repaid these amounts later in 2020. Partially offsetting this increase in cash used by financing activities was the net change in customer funds obligations in each period and a decrease in common share repurchases of $14.0 million. We suspended share repurchases in the second quarter of 2020 to assist in maintaining liquidity during the COVID-19 pandemic.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2021	2020	Change
Net change in debt	$—	$256,500	$(256,500)
Purchases of capital assets	(21,670)	(14,269)	(7,401)
Payments for common shares repurchased	—	(14,000)	14,000
Cash dividends paid to shareholders	(12,932)	(12,714)	(218)
Net change in customer funds obligations	1,659	(19,407)	21,066

As of March 31, 2021, our foreign subsidiaries held cash and cash equivalents of $99.2 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the U.S. at one time, we estimate we would incur a foreign withholding tax liability of approximately $5.0 million, notwithstanding any tax planning strategies that might be available.

As of March 31, 2021, $302.3 million was available for borrowing under our $1.15 billion revolving credit facility. We anticipate that net cash generated by operations, along with the cash and cash equivalents on hand and availability on our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months, including the additional debt we expect to incur in conjunction with the merger with First American. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

Our total debt was $840.0 million as of March 31, 2021 and December 31, 2020. Further information concerning our outstanding debt can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2021		December 31, 2020
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$200,000	3.3%	$200,000	3.3%	$—
Floating interest rate	640,000	1.2%	640,000	1.6%	—
Total debt	840,000	2.0%	840,000	2.0%	—
Shareholders’ equity	558,819		540,838		17,981
Total capital	$1,398,819		$1,380,838		$17,981

(1) The fixed interest rate amount represents the amount drawn under our revolving credit facility that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under the credit facility agreement.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the first quarter of 2021 and $287.5 million remained available for repurchase under this authorization as of March 31, 2021. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of March 31, 2021, the total availability under our revolving credit facility was $1.15 billion. The facility includes an accordion feature allowing us, subject to lender consent, to increase the credit commitment to an aggregate amount not exceeding $1.425 billion. The credit facility matures in March 2023. Our quarterly commitment fee ranges from 0.175% to 0.35%, based on our leverage ratio.

Borrowings under our credit agreement are collateralized by substantially all of our personal and intangible property. The credit agreement governing the credit facility contains customary covenants regarding limits on levels of subsidiary indebtedness and capital expenditures, liens, investments, acquisitions, certain mergers, certain asset sales outside the ordinary course of business, and change in control as defined in the agreement. The agreement also requires us to maintain certain financial ratios, including a maximum leverage ratio of 3.5 and a minimum ratio of consolidated earnings before interest and taxes to consolidated interest expense, as defined in the credit agreement, of 3.0. Additionally, the agreement contains customary representations and warranties and, as a condition to borrowing, requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition. We were in compliance with all debt covenants as of March 31, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of March 31, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$1,150,000
Amount drawn on revolving credit facility	(840,000)
Outstanding letters of credit(1)	(7,658)
Net available for borrowing as of March 31, 2021	$302,342

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

As discussed in Executive Overview, we expect to finance the pending merger with First American via a combination of cash on hand and proceeds from new debt. In connection with the merger, we have obtained a $2.2 billion financing commitment from a group of lenders. We expect the acquisition will close during the second quarter of 2021, pending customary regulatory approvals and closing conditions.

OTHER FINANCIAL POSITION INFORMATION
Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the quarters ended March 31, 2021 and 2020 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $9.6 million for the first quarter of 2021 and $7.3 million for the first quarter of 2020.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $12.6 million as of March 31, 2021 and $14.4 million as of December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2021 or December 31, 2020. Further information regarding our liabilities related to self-insurance and litigation can be found under the caption “Note 12: Other Commitments and Contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or other third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. We have not established any special purpose entities other than our agreement to form MedPay Exchange LLC (MPX), doing business as Medical Payment Exchange, which delivers payments to healthcare providers from insurance companies and other payers. This entity is a variable interest entity (VIE), as defined in Accounting Standards Codification Topic 810, Consolidation. Further information regarding our accounting for this entity can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K. We did not enter into any material related party transactions during the first quarter of 2021 or during 2020.

A table of our contractual obligations was provided in the MD&A section of the 2020 Form 10-K. During the first quarter of 2021, we extended a software-as-a-service contract, which increased our contractual obligations by approximately $42.0 million. Of this amount, approximately $25.0 million is payable in 2021 - 2022, with the remainder payable in 2023.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2020 Form 10-K. There were no changes in these policies during the first quarter of 2021.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first quarter of 2021 can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors. As of March 31, 2021, our total debt was comprised of $840.0 million drawn under our revolving credit facility at a weighted-average interest rate of 2.0%. The interest rate on the majority of the amount drawn under our revolving credit facility is variable and reflects current market rates. As such, the related carrying amount reported on the consolidated balance sheets approximates fair value. Amounts drawn on our revolving credit facility mature in March 2023.

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of the amount drawn under our revolving credit facility. The interest rate swap, which terminates in March 2023 when our revolving credit facility matures, effectively converts $200.0 million of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $6.2 million as of March 31, 2021 and $7.2 million as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets.

Based on the daily average amount of outstanding variable rate debt, a one percentage point change in our weighted-average interest rate would have resulted in a $1.6 million change in interest expense for the first quarter of 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2021 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Item 1A of the 2020 Form 10-K. There have been no significant changes to these risk factors since we filed the 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the first quarter of 2021 and $287.5 million remained available for repurchase as of March 31, 2021.

While not considered repurchases of shares, we do at times withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2021, we withheld 62,328 shares in conjunction with the vesting and exercise of equity-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 21, 2021, by and among us, Fox Acquirer Sub, Inc., FAPS Holdings, Inc. and Applepoint FAPS Holdings LP (solely in its capacity as the stockholder representative) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on April 22, 2021)

10.1	Separation and Release Agreement between us and Keith A. Bush*
10.2	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 3/21)*
10.3	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 3/21)*
10.4	Form of U.S. Employee Performance Share Unit Award Agreement (version 3/21)*
10.5	Form of Performance Share Unit Award Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 3, 2021)*
10.6	Form of Performance Unit Award Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 3, 2021)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 7, 2021	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	/s/ Keith A. Bush
Keith A. Bush Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2021	/s/ Ronald Van Houwelingen
Ronald Van Houwelingen Vice President, Corporate Controller (Principal Accounting Officer)