Form 10-Q
period 2021-06-30
DELUXE CORP
filed 2021-08-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 28, 2021 was 42,544,770.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$163,338	$123,122
Trade accounts receivable, net of allowances for uncollectible accounts	172,901	161,959
Inventories and supplies	33,267	40,130
Funds held for customers, including securities carried at fair value of $25,112 and $28,462, respectively	135,604	119,749
Revenue in excess of billings	32,057	17,617
Other current assets	66,191	44,054
Total current assets	603,358	506,631
Deferred income taxes	3,387	6,642
Long-term investments	46,493	45,919
Property, plant and equipment, net of accumulated depreciation of $356,350 and $360,907, respectively	96,354	88,680
Operating lease assets	62,362	35,906
Intangibles, net of accumulated amortization of $639,316 and $587,273, respectively	521,452	246,760
Goodwill	1,439,303	702,958
Other non-current assets	244,767	208,679
Total assets	$3,017,476	$1,842,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,303	$116,990
Funds held for customers	134,911	117,647
Accrued liabilities	197,891	177,183
Current portion of long-term debt	57,130	—
Total current liabilities	527,235	411,820
Long-term debt	1,776,281	840,000
Operating lease liabilities	52,919	28,344
Deferred income taxes	64,723	5,401
Other non-current liabilities	44,047	43,218
Commitments and contingencies (Notes 14 and 17)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2021 – 42,537; December 31, 2020 – 41,973)	42,537	41,973
Additional paid-in capital	41,607	17,558
Retained earnings	505,753	495,153
Accumulated other comprehensive loss	(37,829)	(41,433)
Non-controlling interest	203	141
Total shareholders’ equity	552,271	513,392
Total liabilities and shareholders’ equity	$3,017,476	$1,842,175

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Product revenue	$306,223	$278,709	$605,277	$609,396
Service revenue	171,993	131,696	314,204	287,432
Total revenue	478,216	410,405	919,481	896,828
Cost of products	(112,561)	(102,861)	(219,887)	(224,450)
Cost of services	(94,014)	(59,422)	(165,198)	(139,882)
Total cost of revenue	(206,575)	(162,283)	(385,085)	(364,332)
Gross profit	271,641	248,122	534,396	532,496
Selling, general and administrative expense	(233,908)	(198,570)	(446,344)	(435,774)
Restructuring and integration expense	(11,364)	(20,354)	(25,677)	(38,008)
Asset impairment charges	—	(4,883)	—	(98,989)
Operating income (loss)	26,369	24,315	62,375	(40,275)
Interest expense	(9,530)	(6,171)	(14,054)	(13,171)
Other income	2,129	1,808	4,162	6,281
Income (loss) before income taxes	18,968	19,952	52,483	(47,165)
Income tax provision	(6,839)	(5,074)	(16,030)	(1,652)
Net income (loss)	12,129	14,878	36,453	(48,817)
Net income attributable to non-controlling interest	(29)	(19)	(62)	(19)
Net income (loss) attributable to Deluxe	$12,100	$14,859	$36,391	$(48,836)
Total comprehensive income (loss)	$14,124	$19,053	$40,057	$(56,649)
Comprehensive income (loss) attributable to Deluxe	14,095	19,034	39,995	(56,668)
Basic earnings (loss) per share	0.29	0.36	0.86	(1.17)
Diluted earnings (loss) per share	0.28	0.35	0.85	(1.18)

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2021	42,104	$42,104	$22,306	$506,613	$(39,824)	$174	$531,373
Net income	—	—	—	12,100	—	29	12,129
Cash dividends ($0.30 per share)	—	—	—	(12,960)	—	—	(12,960)
Common shares issued	475	475	13,704	—	—	—	14,179
Common shares retired	(42)	(42)	(1,768)	—	—	—	(1,810)
Employee share-based compensation	—	—	7,365	—	—	—	7,365
Other comprehensive income	—	—	—	—	1,995	—	1,995
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$495,153	$(41,433)	$141	$513,392
Net income	—	—	—	36,391	—	62	36,453
Cash dividends ($0.60 per share)	—	—	—	(25,791)	—	—	(25,791)
Common shares issued	669	669	14,551	—	—	—	15,220
Common shares retired	(105)	(105)	(4,066)	—	—	—	(4,171)
Employee share-based compensation	—	—	13,564	—	—	—	13,564
Other comprehensive income	—	—	—	—	3,604	—	3,604
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2020	41,691	$41,691	$—	$464,784	$(59,954)	$—	$446,521
Net income	—	—	—	14,859	—	19	14,878
Cash dividends ($0.30 per share)	—	—	—	(12,846)	—	—	(12,846)
Common shares issued	209	209	465	—	—	—	674
Common shares retired	(45)	(45)	(1,087)	—	—	—	(1,132)
Employee share-based compensation	—	—	5,572	—	—	—	5,572
Other comprehensive income	—	—	—	—	4,175	—	4,175
Non-controlling interest, net	—	—	—	—	—	50	50
Balance, June 30, 2020	41,855	$41,855	$4,950	$466,797	$(55,779)	$69	$457,892

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2019	42,126	$42,126	$4,086	$548,714	$(47,947)	$—	$546,979
Net loss	—	—	—	(48,836)	—	19	(48,817)
Cash dividends ($0.60 per share)	—	—	—	(25,707)	—	—	(25,707)
Common shares issued	290	290	2,267	—	—	—	2,557
Common shares repurchased	(499)	(499)	(9,767)	(3,734)	—	—	(14,000)
Other common shares retired	(62)	(62)	(1,866)	—	—	—	(1,928)
Employee share-based compensation	—	—	10,230	—	—	—	10,230
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(3,640)	—	—	(3,640)
Other comprehensive loss	—	—	—	—	(7,832)	—	(7,832)
Non-controlling interest, net	—	—	—	—	—	50	50
Balance, June 30, 2020	41,855	$41,855	$4,950	$466,797	$(55,779)	$69	$457,892

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$36,453	$(48,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,201	10,053
Amortization of intangibles	51,823	45,040
Operating lease expense	8,400	10,038
Asset impairment charges	—	98,989
Amortization of prepaid product discounts	15,137	14,174
Deferred income taxes	10,977	(11,098)
Employee share-based compensation expense	14,367	9,095
Other non-cash items, net	5,015	14,383
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	18,260	20,054
Inventories and supplies	6,781	(8,719)
Other current assets	(23,295)	2,073
Non-current assets	(21,633)	(6,646)
Accounts payable	2,706	(16,023)
Prepaid product discount payments	(19,077)	(15,806)
Other accrued and non-current liabilities	(31,304)	(7,141)
Net cash provided by operating activities	83,811	109,649
Cash flows from investing activities:
Payment for acquisition, net of cash, cash equivalents,restricted cash and restricted cash equivalents acquired	(956,717)	—
Purchases of capital assets	(46,615)	(27,085)
Purchases of customer funds marketable securities	(53)	(3,701)
Proceeds from customer funds marketable securities	53	3,701
Other	(1,358)	1,837
Net cash used by investing activities	(1,004,690)	(25,248)
Cash flows from financing activities:
Proceeds from issuing long-term debt, net of discount	1,852,850	309,000
Payments on long-term debt	(845,000)	(52,500)
Payments for debt issuance costs	(17,911)	—
Net change in customer funds obligations	5,559	(31,351)
Proceeds from issuing shares	14,852	2,411
Employee taxes paid for shares withheld	(4,171)	(1,889)
Payments for common shares repurchased	—	(14,000)
Cash dividends paid to shareholders	(25,852)	(25,464)
Other	(4,170)	(597)
Net cash provided by financing activities	976,157	185,610
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,387	(6,490)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	58,665	263,521
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	229,409	174,811
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$288,074	$438,332

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2021, the consolidated statements of comprehensive income (loss) for the quarters and six months ended June 30, 2021 and 2020, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2021 and 2020 and the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions affecting the amounts reported in the consolidated financial statements and related notes. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, including the estimated impact of extraordinary events, such as the novel coronavirus (COVID-19) pandemic, the results of which form the basis for making judgments about the carrying values of our assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ significantly from our estimates and assumptions, including our estimates of the severity and duration of the COVID-19 pandemic. Further information can be found in Note 17.

Revision – During the second quarter of 2021, we identified errors in the calculations of the goodwill impairment charges recorded during the third quarter of 2019 and the first quarter of 2020, resulting in an understatement of the goodwill impairment charges and net losses and an overstatement of goodwill. The errors in our calculations resulted from the erroneous application of the simultaneous equation method, which effectively grosses up the goodwill impairment charge to account for the related income tax benefit, so that the resulting carrying value does not exceed the calculated fair value.

We assessed the materiality of the errors on prior period financial statements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) 250, Presentation of Financial Statements. We concluded that the errors were not material to our prior period consolidated financial statements and therefore, amendments of previously filed consolidated financial statements are not required. In accordance with ASC 250, we have corrected the errors by revising the consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings.

The adjustments for the third quarter of 2019 resulted in an increase of $30,110 in the pretax asset impairment charges. Net of the related tax benefit of $6,228, this resulted in an increase in net loss of $23,882 for the third quarter of 2019 and the year ended December 31, 2019. Revised basic and diluted loss per share for the year ended December 31, 2019 increased from $4.65, as previously reported, to $5.20. The adjustments for the first quarter of 2020 resulted in an increase of $3,776 in the pretax asset impairment charges. Net of the related tax benefit of $212, this resulted in an increase in net loss of $3,564 for the first quarter of 2020 and a decrease in net income of $3,564 for the year ended December 31, 2020. Revised basic earnings per share for the year ended December 31, 2020 decreased from $0.21, as previously reported, to $0.12. Revised diluted earnings per share for the year ended December 31, 2020 decreased from $0.19, as previously reported, to $0.11. The impacts of the revisions on the periods presented herein are provided in the following tables.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The impact of the revision on the consolidated statement of comprehensive loss for the six months ended June 30, 2020 was as follows:

(in thousands, except per share amounts)	As previously reported	Adjustments	As revised
Asset impairment charges	$(95,213)	$(3,776)	$(98,989)
Operating loss	(36,499)	(3,776)	(40,275)
Loss before income taxes	(43,389)	(3,776)	(47,165)
Income tax provision	(1,864)	212	(1,652)
Net loss	(45,253)	(3,564)	(48,817)
Net loss attributable to Deluxe	(45,272)	(3,564)	(48,836)
Total comprehensive loss	(53,085)	(3,564)	(56,649)
Comprehensive loss attributable to Deluxe	(53,104)	(3,564)	(56,668)
Basic loss per share	(1.08)	(0.09)	(1.17)
Diluted loss per share	(1.10)	(0.08)	(1.18)
The impact of the revision on the consolidated balance sheet as of December 31, 2020 was as follows:

(in thousands)	As previously reported	Adjustments	As revised
ASSETS
Deferred income taxes	$5,444	$1,198	$6,642
Goodwill	736,844	(33,886)	702,958
Total assets	1,874,863	(32,688)	1,842,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred income taxes	$10,643	$(5,242)	$5,401
Retained earnings	522,599	(27,446)	495,153
Total shareholders' equity	540,838	(27,446)	513,392
Total liabilities and shareholders' equity	1,874,863	(32,688)	1,842,175
The impact of the revision on the consolidated statement of cash flows for the six months ended June 30, 2020 was as follows:

(in thousands)	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Net loss	$(45,253)	$(3,564)	$(48,817)
Asset impairment charges	95,213	3,776	98,989
Deferred income taxes	(10,886)	(212)	(11,098)

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Changes in the allowances for uncollectible accounts included within trade accounts receivable were as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance, beginning of year	$6,428	$4,985
Bad debt (benefit) expense	(1,696)	3,374
Write-offs and other	(1,704)	(1,633)
Balance, end of period	$3,028	$6,726

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$5,189	$5,412
Semi-finished goods	7,522	7,943
Finished goods	20,481	33,513
Supplies	5,531	5,010
Reserve for excess and obsolete items	(5,456)	(11,748)
Inventories and supplies	$33,267	$40,130

Changes in the reserve for excess and obsolete items were as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance, beginning of year	$11,748	$6,600
Amounts charged to expense	2,151	861
Write-offs and sales	(8,443)	(343)
Balance, end of period	$5,456	$7,118

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	June 30, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$11,500	$—	$—	$11,500
Canadian and provincial government securities	9,874	—	(295)	9,579
Canadian guaranteed investment certificate	4,033	—	—	4,033
Available-for-sale debt securities	$25,407	$—	$(295)	$25,112

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2021, also included cash of $110,492.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2020
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$15,000	$—	$—	$15,000
Canadian and provincial government securities	9,566	—	(33)	9,533
Canadian guaranteed investment certificate	3,929	—	—	3,929
Available-for-sale debt securities	$28,495	$—	$(33)	$28,462

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2020, also included cash of $91,287.
Expected maturities of available-for-sale debt securities as of June 30, 2021 were as follows:

(in thousands)	Fair value
Due in one year or less	$18,282
Due in two to five years	3,956
Due in six to ten years	2,874
Available-for-sale debt securities	$25,112

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Conditional right to receive consideration	$23,364	$13,950
Unconditional right to receive consideration(1)	8,693	3,667
Revenue in excess of billings	$32,057	$17,617

(1) Represents revenues that are earned but not currently billable under the related contract terms. Trade accounts receivable on the consolidated balance sheets included unbilled receivables of $31,350 as of June 30, 2021 and $21,319 as of December 31, 2020.

Intangibles – Intangibles were comprised of the following:

	June 30, 2021			December 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Customer lists/relationships	$487,974	$(225,342)	$262,632	$352,895	$(202,428)	$150,467
Internal-use software	416,904	(325,844)	91,060	380,144	(303,422)	76,722
Technology-based intangibles	99,813	(31,401)	68,412	33,813	(27,613)	6,200
Partner relationships	67,000	(372)	66,628	—	—	—
Trade names	52,177	(30,360)	21,817	30,281	(29,926)	355
Software to be sold	36,900	(25,997)	10,903	36,900	(23,884)	13,016
Intangibles	$1,160,768	$(639,316)	$521,452	$834,033	$(587,273)	$246,760

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

During the second quarter of 2021, we acquired amortizable intangible assets in conjunction with the acquisition of First American Payment Systems, L.P. (First American). Further information can be found in Note 6.

Amortization of intangibles was $28,559 for the quarter ended June 30, 2021, $21,529 for the quarter ended June 30, 2020, $51,823 for the six months ended June 30, 2021 and $45,040 for the six months ended June 30, 2020. Based on the intangibles in service as of June 30, 2021, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2021	$69,227
2022	114,718
2023	84,510
2024	56,265
2025	44,747

The following intangibles were acquired during the six months ended June 30, 2021, including assets acquired in conjunction with the acquisition of First American (Note 6):

(in thousands)	Amount	Weighted-average amortization period (in years)
Customer lists/relationships(1)	$134,992	8
Partner relationships	67,000	15
Technology-based intangibles	66,000	8
Internal-use software	36,413	4
Trade names	22,000	10
Acquired intangibles	$326,405	9
(1) Included $118,000 acquired via the First American acquisition (Note 6) with a weighted-average useful life of 8 years.

Goodwill – Changes in goodwill by reportable segment and in total for the six months ended June 30, 2021 were as follows:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2020:
Goodwill, gross	$168,165	$432,984	$252,864	$434,812	$1,288,825
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	168,165	40,816	59,165	434,812	702,958
Goodwill resulting from acquisition (Note 6)	736,308	—	—	—	736,308
Currency translation adjustment	—	—	37	—	37
Balance, June 30, 2021	$904,473	$40,816	$59,202	$434,812	$1,439,303

Balance, June 30, 2021:
Goodwill, gross	$904,473	$432,984	$252,901	$434,812	$2,025,170
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$904,473	$40,816	$59,202	$434,812	$1,439,303

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Postretirement benefit plan asset	$74,727	$71,208
Prepaid product discounts	54,109	50,602
Cloud computing arrangements	47,508	29,242
Loans and notes receivable from distributors, net of allowances for uncollectible accounts(1)	26,858	35,068
Deferred contract acquisition costs(2)	16,171	9,199
Other	25,394	13,360
Other non-current assets	$244,767	$208,679

(1) Amount Includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,723 as of June 30, 2021 and $2,008 as of December 31, 2020.

(2) Amortization of deferred contract acquisition costs was $2,276 for the six months ended June 30, 2021 and $1,817 for the six months ended June 30, 2020.

Changes in the allowances for uncollectible accounts related to loans and notes receivable from distributors were as follows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance, beginning of year	$3,995	$284
Adoption of ASU No. 2016-13	—	4,749
Bad debt (benefit) expense	(658)	6,623
Balance, end of period	$3,337	$11,656

Bad debt expense for the six months ended June 30, 2020 included loan-specific allowances primarily related to Promotional Solutions distributors that were underperforming. In calculating these reserves, we utilized various valuation techniques to determine the value of the underlying collateral. Past due receivables and those on non-accrual status were not significant as of June 30, 2021 or December 31, 2020.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of June 30, 2021. There were no write-offs or recoveries recorded during the six months ended June 30, 2021.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,283	$569	$14,359	$11,708	$1,400	$29,319
3-4 internal grade	—	2,599	—	—	—	2,599
Loans and notes receivable	$1,283	$3,168	$14,359	$11,708	$1,400	$31,918

Changes in prepaid product discounts during the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance, beginning of year	$50,602	$51,145
Additions(1)	18,689	7,195
Amortization	(15,137)	(14,174)
Other	(45)	(625)
Balance, end of period	$54,109	$43,541
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $19,077 for the six months ended June 30, 2021 and $15,806 for the six months ended June 30, 2020.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Deferred revenue(1)	$46,424	$42,104
Employee cash bonuses, including sales incentives	29,688	21,090
Prepaid product discounts due within one year	14,199	14,365
Operating lease liabilities	12,859	11,589
Customer rebates	7,442	8,179
Other	87,279	79,856
Accrued liabilities	$197,891	$177,183

(1) $25,010 of the December 31, 2020 amount was recognized as revenue during the six months ended June 30, 2021.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$163,338	$371,951
Restricted cash and restricted cash equivalents included in funds held for customers	121,992	66,381
Non-current restricted cash included in other non-current assets	2,744	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$288,074	$438,332

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Earnings (loss) per share – basic:
Net income (loss)	$12,129	$14,878	$36,453	$(48,817)
Net income attributable to non-controlling interest	(29)	(19)	(62)	(19)
Net income (loss) attributable to Deluxe	12,100	14,859	36,391	(48,836)
Income allocated to participating securities	(10)	(13)	(27)	(32)
Income (loss) attributable to Deluxe available to common shareholders	$12,090	$14,846	$36,364	$(48,868)
Weighted-average shares outstanding	42,275	41,797	42,169	41,946
Earnings (loss) per share – basic	$0.29	$0.36	$0.86	$(1.17)

Earnings (loss) per share – diluted:
Net income (loss)	$12,129	$14,878	$36,453	$(48,817)
Net income attributable to non-controlling interest	(29)	(19)	(62)	(19)
Net income (loss) attributable to Deluxe	12,100	14,859	36,391	(48,836)
Income allocated to participating securities	(10)	—	(9)	(32)
Re-measurement of share-based awards classified as liabilities	—	(79)	—	(853)
Income (loss) attributable to Deluxe available to common shareholders	$12,090	$14,780	$36,382	$(49,721)
Weighted-average shares outstanding	42,275	41,797	42,169	41,946
Dilutive impact of potential common shares	444	151	451	40
Weighted-average shares and potential common shares outstanding	42,719	41,948	42,620	41,986
Earnings (loss) per share – diluted	$0.28	$0.35	$0.85	$(1.18)
Antidilutive options excluded from calculation	1,530	2,133	1,530	2,199

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income (loss) was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income (loss)
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Realized loss on interest rate swap	$(330)	$(281)	$(664)	$(188)	Interest expense
Tax benefit	87	73	174	49	Income tax provision
Realized loss on interest rate swap, net of tax	(243)	(208)	(490)	(139)	Net income (loss)
Amortization of postretirement benefit plan items:
Prior service credit	355	355	711	711	Other income
Net actuarial loss	(407)	(575)	(814)	(1,150)	Other income
Total amortization	(52)	(220)	(103)	(439)	Other income
Tax (expense) benefit	(31)	12	(63)	23	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(83)	(208)	(166)	(416)	Net income (loss)
Total reclassifications, net of tax	$(326)	$(416)	$(656)	$(555)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2021 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2020	$(21,956)	$(90)	$(5,351)	$(14,036)	$(41,433)
Other comprehensive (loss) income before reclassifications	—	(189)	799	2,338	2,948
Amounts reclassified from accumulated other comprehensive loss	166	—	490	—	656
Net current-period other comprehensive income (loss)	166	(189)	1,289	2,338	3,604
Balance, June 30, 2021	$(21,790)	$(279)	$(4,062)	$(11,698)	$(37,829)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $66.

(2) Other comprehensive income before reclassifications is net of income tax expense of $283.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION

On June 1, 2021, we acquired all of the equity of First American in a cash transaction for $956,717, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in non-tax deductible goodwill of $736,308. The transaction resulted in goodwill as First American provides an end-to-end payments technology platform, which we believe will provide significant leverage to accelerate organic growth.

The acquisition was funded with cash on hand and proceeds from new debt. Information regarding our debt can be found in Note 12. The goodwill and results of operations of First American from the date of acquisition are included in the Payments segment.

The acquisition was accounted for as a business combination and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon preliminary valuations performed to determine the fair values of the acquired items as of the acquisition date. As these valuations, particularly as they relate to intangible assets, were preliminary, they may be adjusted for up to one year after the closing date to reflect final valuations. The following illustrates the preliminary allocation of the purchase price, as of June 30, 2021, to the assets acquired and liabilities assumed:

(in thousands)	Purchase price allocation
Accounts receivable	$27,296
Other current assets	8,533
Property, plant and equipment	9,873
Operating lease assets	24,506
Intangible assets:
Customer relationships	118,000
Partner relationships	67,000
Technology-based intangibles	66,000
Trade names	22,000
Internal-use software	2,417
Total intangible assets	275,417
Goodwill	736,308
Other non-current assets	350
Accounts payable	(18,475)
Funds held for customers	(9,428)
Accrued liabilities	(20,645)
Operating lease liabilities, non-current	(21,426)
Deferred income taxes	(51,216)
Other non-current liabilities	(4,376)
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired of $15,841	$956,717

Information regarding the useful lives of the acquired intangibles can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 8.

Our results of operations for the quarter and six months ended June 30, 2021 included revenue of $27,343 and net loss of $66 from the operations of First American. In addition, we incurred acquisition transaction costs of $15,843 for the quarter ended June 30, 2021 and $18,608 for the six months ended June 30, 2021, which were included in SG&A expense in the consolidated statements of comprehensive income.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following unaudited pro forma financial information summarizes our consolidated results of operations as though the acquisition occurred on January 1, 2020:

	Pro Forma Statements of Comprehensive Income (Loss)
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$563,088	$476,490	$1,081,192	$1,036,288
Net income (loss)	16,943	4,851	37,712	(80,259)
The unaudited pro forma financial information was prepared in accordance with our accounting policies, which can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K. The pro forma information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2020, with the consequential tax effects. The pro forma information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (Note 12). The acquisition transaction costs we incurred are reflected in the pro forma results for the six months ended June 30, 2020.

This pro forma financial information is for informational purposes only. It does not reflect the integration of the businesses or any synergies that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on January 1, 2020. In addition, the pro forma amounts are not indicative of future operating results.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). The interest rate swap, which terminates in March 2023, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $5,464 as of June 30, 2021 and $7,210 as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of June 30, 2021 and December 31, 2020 and its impact on consolidated net income (loss) and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

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

2021 goodwill impairment analyses – As a result of changes in our financial management reporting process during the second quarter of 2021, we concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for the reporting units with goodwill. The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount.

The realignment of our reporting units, effective April 1, 2021, did not change the reporting units within our Cloud Solutions or Checks segments. Within our Payments segment, the number of reporting units increased from 1 to 4, and within our Promotional Solutions segment, the number of reporting units increased from 1 to 2. Upon completing the realignment, we reallocated the carrying value of goodwill to our new reporting units based on their relative fair values. Immediately subsequent to the realignment, we completed qualitative analyses for the reporting units that changed and to which goodwill was assigned. We determined that it was appropriate to perform qualitative assessments, given that our analysis indicated that the change in

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

reporting units did not mask or prevent an impairment that existed at the time of the change. In completing the qualitative assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, no goodwill impairment charges were recorded during the quarter ended June 30, 2021.

2020 asset impairment charges – During the quarter ended March 31, 2020, we concluded that a triggering event had occurred for 2 of our reporting units as a result of the COVID-19 pandemic. As such, we completed goodwill impairment analyses for these reporting units as of March 31, 2020. Our analyses indicated that the goodwill of our Promotional Solutions reporting unit was partially impaired and the goodwill of our Cloud Solutions Web Hosting reporting unit was fully impaired. As such, we recorded goodwill impairment charges of $67,132 and $4,317, respectively. The impairment charges were measured as the amount by which the reporting units' carrying values exceeded their estimated fair values, limited to the carrying amount of goodwill. After the impairment charges, $59,009 of goodwill remained in the Promotional Solutions reporting unit as of the measurement date.

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

Also during the six months ended June 30, 2020, we recorded asset impairment charges of $7,110 related to the rationalization of our real estate footprint, as well as internal-use software and a small business customer list. These assets were written down to their estimated fair values less costs to sell.

Information regarding the asset impairment analyses completed during the six months ended June 30, 2020 was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Intangible assets (Cloud Solutions Web Hosting reporting unit)(1)	$2,172	$—	$—	$2,172	$17,678
Small business distributor	7,622	—	—	7,622	2,752
Other assets	11,210	—	—	11,210	7,110
Goodwill(2)					71,449
Total					$98,989

(1) The impairment charge consisted of $8,397 related to customer lists, $6,932 related to internal-use software and $2,349 related to other intangible assets.

(2) Amount presented here has been revised from what was previously reported to correct the error described in Note 1.

Business combination – On June 1, 2021, we acquired all of the equity of First American (Note 6). For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired were comprised primarily of intangible assets, accounts receivable and operating lease assets and liabilities. The fair value of the customer relationship and partner relationship intangibles was estimated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a trade name or technology, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer relationship or partner relationship asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

present value. Key assumptions used in the calculations included same-customer revenue and partner growth rates, estimated earnings, estimated customer and partner retention rates based on First American's historical information and the discount rate.

The estimated fair values of the acquired trade names and technology-based intangibles were estimated using the relief from royalty method, which calculates the cost savings associated with owning rather than licensing the assets. Assumed royalty rates were applied to projected revenue for the estimated remaining useful lives of the assets to estimate the royalty savings. Royalty rates are selected based on the attributes of the asset, including its recognition and reputation in the industry, and in the case of trade names, with consideration of the specific profitability of the products sold under a trade name and supporting assets.

The fair value of acquired accounts receivable approximates the gross contractual amounts receivable and we expect to collect all acquired receivables. The fair value of the acquired operating lease liabilities was estimated as if the leases were new. As such, we reassessed the lease term, the discount rate and the lease payments. The fair value of the related operating lease assets was measured at the same amount as the lease liability, adjusted to reflect favorable or unfavorable terms of the lease as compared to market terms.
Recurring fair value measurements – Funds held for customers included available-for-sale debt securities (Note 3). These securities included a money market fund that is traded in an active market, a mutual fund investment that invests in Canadian and provincial government securities, and an investment in a Canadian guaranteed investment certificate (GIC) with a maturity of 2 years. The cost of the money market fund approximates its fair value because of the short-term nature of the investment. The cost of the GIC approximates its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income (loss) and were not significant during the quarters or six months ended June 30, 2021 and 2020.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		June 30, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Funds held for customers	$11,500	$11,500	$11,500	$—	$—
Available-for-sale debt securities	Funds held for customers	13,612	13,612	—	13,612	—
Derivative liability (Note 7)	Other non-current liabilities	(5,464)	(5,464)	—	(5,464)	—
Amortized cost:
Cash	Cash and cash equivalents	163,338	163,338	163,338	—	—
Cash	Funds held for customers	110,492	110,492	110,492	—	—
Loans and notes receivable from distributors	Other current and non-current assets	28,581	28,614	—	—	28,614
Long-term debt	Current portion of long-term debt and long-term debt	1,833,411	1,897,500	—	1,897,500	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2020		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Funds held for customers	$15,000	$15,000	$15,000	$—	$—
Available-for-sale debt securities	Funds held for customers	13,462	13,462	—	13,462	—
Derivative liability (Note 7)	Other non-current liabilities	(7,210)	(7,210)	—	(7,210)	—
Amortized cost:
Cash	Cash and cash equivalents	123,122	123,122	123,122	—	—
Cash	Funds held for customers	91,287	91,287	91,287	—	—
Loans and notes receivable from distributors	Other current and non-current assets	37,076	36,950	—	—	36,950
Long-term debt	Long-term debt	840,000	840,000	—	840,000	—

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

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income (loss) as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total cost of revenue	$615	$28	$1,514	$857
Operating expenses	11,364	20,354	25,677	38,008
Restructuring and integration expense	$11,979	$20,382	$27,191	$38,865

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
External consulting fees	$5,540	$11,337	$12,923	$22,238
Internal labor	2,480	1,128	4,520	2,981
Employee severance benefits	1,018	5,035	1,875	10,118
Other	2,941	2,882	7,873	3,528
Restructuring and integration expense	$11,979	$20,382	$27,191	$38,865

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions are expected to be completed in the third quarter of 2021, and we expect most of the related severance payments to be paid by the end of 2021, utilizing cash from operations.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2020	$6,798
Charges	3,127
Reversals	(1,252)
Payments	(6,193)
Balance, June 30, 2021	$2,480

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income (loss) reconciles to the U.S. federal statutory tax rate as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020(1)
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges (Note 8)	—	46.8%
Non-deductible acquisition costs	3.7%	—
State income tax expense, net of federal income tax benefit	3.6%	2.1%
Non-deductible executive compensation	1.5%	2.2%
Tax impact of share-based compensation	1.2%	8.5%
Foreign tax rate differences	0.9%	4.3%
Change in unrecognized tax benefits, including interest and penalties	0.4%	(3.3%)
Research and development tax credit	(0.9%)	(3.7%)
Payables and receivables for prior year tax returns	(0.6%)	3.2%
Non-taxable income from employee life insurance policies	(0.3%)	(1.1%)
Return to provision adjustments	—	(2.6%)
Change in valuation allowances	—	0.9%
Other	—	1.8%
Effective tax rate	30.5%	80.1%

(1) Amounts presented here have been revised from what was previously reported to correct the error described in Note 1.

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income (loss) and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$242	$478	$484	$956
Expected return on plan assets	(1,875)	(1,905)	(3,748)	(3,809)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	407	575	814	1,150
Net periodic benefit income	$(1,581)	$(1,207)	$(3,161)	$(2,414)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2021	December 31, 2020
Senior, secured term loan facility	$1,155,000	$—
Senior, unsecured notes	500,000	—
Amounts drawn on senior, secured revolving credit facility	200,000	840,000
Total principal amount	1,855,000	840,000
Less: unamortized discount and debt issuance costs	(21,589)	—
Total debt, net of discount and debt issuance costs	1,833,411	840,000
Less: current portion of long-term debt, net of debt issuance costs	(57,130)	—
Long-term debt	$1,776,281	$840,000

Maturities of long-term debt were as follows as of June 30, 2021:

(in thousands)	Debt obligations
Remainder of 2021	$28,875
2022	57,750
2023	72,188
2024	86,625
2025	101,062
Thereafter	1,508,500
Total principal amount	$1,855,000

Credit facility – Debt outstanding as of December 31, 2020 consisted of amounts drawn on our previous revolving credit facility. In June 2021, we executed a new credit agreement that provides for a 5-year revolving credit facility with commitments of $500,000 and a term loan facility in the amount of $1,155,000. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Our previous credit facility agreement was terminated contemporaneously with our entry into the new credit agreement and was repaid utilizing proceeds from the new credit facility. We also utilized the proceeds from the new credit facility to complete the acquisition of First American in June 2021 (Note 6) and to pay related debt issuance costs.

Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility will be repaid in equal quarterly installments of $14,438 from September 30, 2021 through June 30, 2023, $21,656 from September 30, 2023 through June 30, 2025, and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

Interest is payable on the senior, secured credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under our credit facilities had a weighted-average interest rate of 2.62% as of June 30, 2021 and 2.01% as of December 31, 2020, including the impact of an interest rate swap that effectively converts $200,000 of our variable-rate debt to fixed rate debt. Further information on the interest rate swap can be found in Note 7.

Borrowings under the credit facility are collateralized by substantially all of the present and future tangible and intangible personal property held by us and our subsidiaries that have guaranteed our obligations under the credit facility, subject to certain exceptions. The credit agreement contains customary covenants regarding limits on levels of indebtedness, liens, mergers, certain asset dispositions, changes in business, advances, investments, loans and restricted payments. The covenants are subject to a number of limitations and exceptions set forth in the credit agreement. The credit agreement also includes

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

requirements regarding our consolidated total leverage ratio and our consolidated secured leverage ratio, as defined in the credit agreement. These ratios may not equal or exceed the following amounts during the periods indicated:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2021 through March 31, 2022	5.00 to 1:00	4.00 to 1:00
June 30, 2022 through March 31, 2023	4.75 to 1:00	3.75 to 1:00
June 30, 2023 through March 31, 2024	4.50 to 1:00	3.50 to 1:00
June 30, 2024 and each fiscal quarter thereafter	4.25 to 1:00	3.50 to 1:00

In addition, we must maintain a minimum interest coverage ratio of at least 2.75 to 1.00 through March 31, 2022 and 3.00 to 1.00 thereafter. The credit agreement contains customary representations and warranties and, as a condition to borrowing, requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition. If our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60,000.

Daily average amounts outstanding under our current and previous credit facility agreements were as follows:

(in thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Daily average amount outstanding	$925,359	$1,016,896
Weighted-average interest rate	2.15%	2.12%

As of June 30, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(200,000)
Outstanding letters of credit(1)	(7,533)
Net available for borrowing as of June 30, 2021	$292,467

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states.These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured notes – In June 2021, we issued $500,000 of 8.0% senior, unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American in June 2021 (Note 6). Interest payments are due each June and December. The indenture governing the notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness and liens, issue redeemable stock and preferred stock, pay dividends and distributions, make loans and investments and consolidate or merge or sell all or substantially all of our assets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 13: LEASES

In conjunction with the acquisition of First American in June 2021 (Note 6), we acquired operating lease assets and related liabilities of $24,506. Information regarding our operating leases was as follows:

(in thousands)	June 30, 2021	December 31, 2020
Operating lease assets	$62,362	$35,906

Accrued liabilities	$12,859	$11,589
Operating lease liabilities	52,919	28,344
Total operating lease liabilities	$65,778	$39,933
Weighted-average remaining lease term (in years)	5.6	4.7
Weighted-average discount rate	4.4%	3.1%

Maturities of operating lease liabilities were as follows as of June 30, 2021:

(in thousands)	Operating lease obligations
Remainder of 2021	$7,785
2022	18,587
2023	13,861
2024	12,697
2025	10,711
Thereafter	23,854
Total lease payments	87,495
Less lease incentives receivable	(10,250)
Less imputed interest	(11,467)
Present value of lease payments	$65,778

During the third quarter of 2020, we executed a lease on a facility located in Minnesota with a term of 16 years. As this lease has not yet commenced, it was not reflected on the consolidated balance sheets as of June 30, 2021 or December 31, 2020. The total obligation under this lease is approximately $43,000, with approximately $4,000 due in 2022 through 2023, approximately $5,000 due in 2024 through 2025, and the remainder due through 2037.

NOTE 14: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of June 30, 2021 or December 31, 2020.

First American indemnification – Pursuant to the First American merger agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission investigation initiated in December 2019 seeking information to

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses are limited to the amount of an indemnity holdback, which will be our sole recourse for any such losses. Neither a liability for any fines nor any asset for the related holdback have been recorded in our consolidated financial statements as of June 30, 2021, as the amount cannot be reasonably estimated.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $9,346 as of June 30, 2021 and $9,046 as of December 31, 2020. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of June 30, 2021 or December 31, 2020.

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

NOTE 15: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased during the first six months of 2021 and $287,452 remained available for repurchase under the authorization as of June 30, 2021. During the quarter ended June 30, 2021, we issued 294 thousand shares to employees of First American in conjunction with the acquisition (Note 6), resulting in cash proceeds of $13,000 during the quarter.

NOTE 16: BUSINESS SEGMENT INFORMATION

We operate 4 reportable segments, generally organized by product type, as follows:

•Payments – This segment includes our treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management; merchant in-store, online and mobile payment solutions; payroll and disbursement services, including Deluxe Payment Exchange; and fraud and security services.

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

Segment information for the quarters and six months ended June 30, 2021 and 2020 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Payments:
Revenue	$103,339	$72,171	$182,777	$149,211
Adjusted EBITDA	21,199	15,583	39,528	33,606
Cloud Solutions:
Revenue	68,067	53,897	130,287	129,842
Adjusted EBITDA	18,803	14,159	36,011	29,069
Promotional Solutions:
Revenue	134,987	117,946	259,494	260,739
Adjusted EBITDA	21,416	13,854	39,131	25,051
Checks:
Revenue	171,823	166,391	346,923	357,036
Adjusted EBITDA	80,191	82,724	163,725	173,438
Total segment:
Revenue	$478,216	$410,405	$919,481	$896,828
Adjusted EBITDA	141,609	126,320	278,395	261,164

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total segment adjusted EBITDA	$141,609	$126,320	$278,395	$261,164
Corporate operations	(44,147)	(42,502)	(90,428)	(94,011)
Depreciation and amortization expense	(33,244)	(26,663)	(61,024)	(55,093)
Interest expense	(9,530)	(6,171)	(14,054)	(13,171)
Pretax income attributable to non-controlling interest	29	26	62	26
Asset impairment charges	—	(4,883)	—	(98,989)
Restructuring, integration and other costs	(11,979)	(20,490)	(27,191)	(40,123)
CEO transition costs	—	(190)	—	(10)
Share-based compensation expense	(7,625)	(5,477)	(14,367)	(9,095)
Acquisition transaction costs	(15,843)	—	(18,608)	(9)
Certain legal-related (expense) benefit	(302)	—	(302)	2,164
Loss on sales of customer lists	—	(18)	—	(18)
Income (loss) before income taxes	$18,968	$19,952	$52,483	$(47,165)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$171,823	$171,823
Forms and other products	—	—	78,194	—	78,194
Marketing and promotional solutions	—	—	56,793	—	56,793
Treasury management solutions	56,224	—	—	—	56,224
Merchant services and other payments solutions	47,115	—	—	—	47,115
Data-driven marketing solutions	—	39,518	—	—	39,518
Web and hosted solutions	—	28,549	—	—	28,549
Total revenue	$103,339	$68,067	$134,987	$171,823	$478,216

	Quarter Ended June 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$166,391	$166,391
Forms and other products	—	—	75,431	—	75,431
Marketing and promotional solutions	—	—	42,515	—	42,515
Treasury management solutions	54,793	—	—	—	54,793
Merchant services and other payments solutions	17,378	—	—	—	17,378
Data-driven marketing solutions	—	19,422	—	—	19,422
Web and hosted solutions	—	34,475	—	—	34,475
Total revenue	$72,171	$53,897	$117,946	$166,391	$410,405

	Six Months Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$346,923	$346,923
Forms and other products	—	—	149,975	—	149,975
Marketing and promotional solutions	—	—	109,519	—	109,519
Treasury management solutions	115,360	—	—	—	115,360
Merchant services and other payments solutions	67,417	—	—	—	67,417
Data-driven marketing solutions	—	73,164	—	—	73,164
Web and hosted solutions	—	57,123	—	—	57,123
Total revenue	$182,777	$130,287	$259,494	$346,923	$919,481

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$357,036	$357,036
Forms and other products	—	—	157,243	—	157,243
Marketing and promotional solutions	—	—	103,496	—	103,496
Treasury management solutions	111,660	—	—	—	111,660
Merchant services and other payments solutions	37,551	—	—	—	37,551
Data-driven marketing solutions	—	58,419	—	—	58,419
Web and hosted solutions	—	71,423	—	—	71,423
Total revenue	$149,211	$129,842	$260,739	$357,036	$896,828

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$93,796	$59,265	$129,321	$165,799	$448,181
Foreign, primarily Canada and Australia	9,543	8,802	5,666	6,024	30,035
Total revenue	$103,339	$68,067	$134,987	$171,823	$478,216

	Quarter Ended June 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$64,230	$46,091	$113,757	$161,801	$385,879
Foreign, primarily Canada and Australia	7,941	7,806	4,189	4,590	24,526
Total revenue	$72,171	$53,897	$117,946	$166,391	$410,405

	Six Months Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$162,280	$112,777	$248,469	$334,813	$858,339
Foreign, primarily Canada and Australia	20,497	17,510	11,025	12,110	61,142
Total revenue	$182,777	$130,287	$259,494	$346,923	$919,481

	Six Months Ended June 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$132,588	$114,161	$250,570	$346,096	$843,415
Foreign, primarily Canada and Australia	16,623	15,681	10,169	10,940	53,413
Total revenue	$149,211	$129,842	$260,739	$357,036	$896,828

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 17: RISKS AND UNCERTAINTIES

The impact on our business of the COVID-19 pandemic continues to evolve. As such, we are uncertain of the impact on our future financial condition, liquidity and/or results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of these consolidated financial statements. As discussed in Note 8, the COVID-19 pandemic resulted in a goodwill impairment triggering event during the first quarter of 2020, as the adverse economic effects of the pandemic materially decreased demand for the products and services we provide to our customers. The extent to which the pandemic will continue to impact our business depends on future developments, including the severity and duration of the pandemic, the impact of variants of the virus, the distribution and effectiveness of vaccines, business and workforce disruptions and the ultimate number of businesses that fail. Our evaluation of asset impairment required us to make assumptions about these future events over the life of the assets being evaluated. This required significant judgment and actual results may differ significantly from our estimates. As a result of the continuing impact of COVID-19, we may be required to record additional goodwill or other asset impairment charges in the future.

We held loans and notes receivable from our Promotional Solutions distributors of $28,581 as of June 30, 2021. These distributors sell our products and services primarily to small businesses, which have been significantly impacted by the COVID-19 pandemic. As of June 30, 2021, our allowance for expected credit losses on these receivables was $3,337. We utilized all information known to us in determining this allowance, as well as allowances related to our trade accounts receivable and unbilled receivables. If our assumptions prove to be incorrect, we may be required to record additional bad debt expense in the future. Additionally, uncertainty surrounding the impact of COVID-19 could affect estimates we made regarding inventory obsolescence and workers' compensation liabilities and thus, could result in additional expense in the future.

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K) outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. Updates to the risk factors discussed in the 2020 Form 10-K are included in Part II, Item IA of this report on Form 10-Q. The Private Securities Litigation Reform Act of 1995 (the Reform Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Revision – During the second quarter of 2021, we identified errors in the calculations of the goodwill impairment charges recorded during the third quarter of 2019 and the first quarter of 2020, resulting in an understatement of the goodwill impairment charges and net losses and an overstatement of goodwill. The errors in our calculations resulted from the erroneous application of the simultaneous equation method, which effectively grosses up the goodwill impairment charge to account for the related income tax benefit, so that the resulting carrying value does not exceed the calculated fair value. We have corrected the errors by revising the consolidated financial statements presented herein. Prior periods not presented herein will be revised, as applicable, in future filings. Further information regarding the errors can be found under the caption "Note 1: Consolidated Financial Statements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

EXECUTIVE OVERVIEW

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American) in a cash transaction for $956.7 million, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The results of First American are included in our Payments segment and included revenue of $27.3 million and a contribution of $5.1 million to Payments adjusted EBITDA for the second quarter of 2021. The acquisition was funded with cash on hand and proceeds from new debt. Further information about the acquisition can be found under the caption "Note 6: Acquisition" and further information regarding our debt can be found under the caption "Note 12: Debt," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

COVID-19 impact – The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. Information regarding the impact in 2020, as well as actions we took in response to the pandemic, can be found under the caption "Executive Overview" in Part II, Item 7 of the 2020 Form 10-K.

The impact of the pandemic continued in the first quarter of 2021 and was the main driver of the 9.3% decrease in revenue, as compared to the first quarter of 2020. During the second quarter of 2021, we saw some recovery in revenue volumes as the impacts of the pandemic lessened, primarily within marketing and promotional solutions, data-driven marketing and business checks. Our customers resumed some of their marketing and promotional activities as government restrictions were lifted and vaccines became more widely available. Also contributing to the increase in data-driven marketing revenue was the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers. Future impacts of the pandemic on our results of operations remain uncertain, as recent increases in infection rates could impact our customers' activities and our revenue volumes.

Despite the continuing challenges of the pandemic, net income improved for the first half of 2021, as compared to the first half of 2020, and adjusted EBITDA margin remained strong at 20.4% for the first half of 2021. Cash provided by operating activities decreased $25.8 million for the first half of 2021, as compared to the first half of 2020, driven by investments in our business, including transaction costs related to the acquisition of First American and investments in software-as-a-service (SaaS) solutions we are utilizing, including a new enterprise resource planning system. Additionally, the prior year benefited from the deferral of federal payroll and income tax payments under the CARES Act and temporary salary and other cost reductions implemented in response to the COVID-19 pandemic. Free cash flow decreased $45.4 million for the first half of 2021, as compared to the first half of 2020, including a $19.5 million increase in purchases of capital assets, as we continue investments to support our long-term growth. Total debt as of June 30, 2021 was $1.833 billion, reflecting the additional debt we incurred to complete the First American acquisition. Net debt as of June 30, 2021 was $1.67 billion. We held cash and cash equivalents of $163.3 million as of June 30, 2021, and liquidity was $455.8 million. Our capital allocation priorities are to responsibly invest in growth, pay down debt and return value to shareholders. We will evaluate future share repurchases on an opportunistic basis. In July 2021, we prepaid $24.0 million of the obligation under our term loan facility.

2021 results vs. 2020 – Numerous factors drove the increase in net income for the first half of 2021, as compared to the first half of 2020. The primary factor was a decrease in asset impairment charges of $99.0 million, as compared to 2020. Other factors that increased net income included:

•revenue growth in all of our segments in the second quarter of 2021, reflecting some recovery from the impacts of the COVID-19 pandemic, as well as new business;

•actions taken to reduce costs in line with revenues and the continuing evaluation of our cost structure;

•a $12.9 million decrease in restructuring, integration and other costs; and

•a $12.4 million decrease in bad debt expense, primarily driven by allowances recorded in 2020 related to notes receivable from our Promotional Solutions distributors, as well as trade accounts receivable.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions;

•acquisition transaction costs of $18.6 million in 2021 related to the First American acquisition;

•the benefit in the prior year from actions taken in response to the COVID-19 pandemic, including savings of approximately $10.0 million from a temporary salary reduction and furloughs;

•increased investments in our growth, primarily costs related to sales and financial management tools;

•the impact of the COVID-19 pandemic on our revenue volumes for the first quarter of 2021, as compared to the first quarter of 2020; and

•a $5.3 million increase in share-based compensation expense.

Diluted EPS of $0.85 for the first half of 2021, as compared to diluted loss per share of $1.18 for the first half of 2020, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher average shares outstanding in 2021. Adjusted diluted EPS for the first half of 2021 was $2.51, compared to $2.24 for the first half of 2020, and excludes the impact of non-cash items or items that we believe are not indicative of ongoing operations. The increase in adjusted diluted EPS was driven primarily by continuing recovery in the second quarter of 2021 of reduced revenue volumes from the impact of the COVID-19 pandemic, as well as various cost savings actions across functional areas and lower bad debt expense. These increases were partially offset by the continuing secular decline in checks and business forms, the benefit in the prior year of temporary actions taken in response to the COVID-19 pandemic, various investments in our growth and the negative impact of the COVID-19 pandemic on our first quarter revenue volumes. A reconciliation of diluted earnings (loss) per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first half of 2020 included pretax asset impairment charges of $99.0 million, or $1.50 per share. The impairment charges related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these impairment charges can be found under the caption "Note 8: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2020 Form 10-K. We continue to be encouraged by the success of our One Deluxe strategy. We have made significant progress in the integration of our various technology platforms, developed an enterprise-class sales organization, assembled a talented management team, and built an organization focused on developing new and improved products. With these achievements, we determined that we were positioned to augment our business through meaningful acquisitions. As such, we completed the acquisition of First American on June 1, 2021. We believe First American's end-to-end payments technology platform will provide significant leverage to accelerate organic growth.

Outlook for 2021

With the acquisition of First American, we expect our revenue to increase 10% to 12% in 2021, up from our prior estimate of 0% to 2%. We expect that our adjusted EBITDA margin for the full year will be between 20% and 21%, with the fourth quarter expected to be stronger than the third quarter. We anticipate that our adjusted annual effective tax rate for 2021 will be approximately 25.0%. These estimates assume a continued economic recovery and are subject to, among other things, the macroeconomic unknowns associated with the COVID-19 pandemic, including the Delta variant, as well as potential supply chain constraints, labor supply issues and inflation.

As of June 30, 2021, we held cash and cash equivalents of $163.3 million and $292.5 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $95.0 million and $105.0 million in 2021, as we continue with important transformation work, innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months. We were in compliance with our debt covenants as of June 30, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$478,216	$410,405	16.5%	$919,481	$896,828	2.5%

The increases in total revenue for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven, in part, by some recovery of volume declines resulting from the impact of the COVID-19 pandemic, primarily in our Promotional Solutions, Cloud Solutions and Checks segments, as discussed in Executive Overview. In addition, the First American acquisition contributed revenue of $27.3 million to the Payments segment in the second quarter and first half of 2021. Also contributing to the revenue increase was increased data-driven marketing revenue within Cloud Solutions, resulting in part, from the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers. Revenue also benefited from new customers in all of our segments. Partially offsetting these increases in revenue was the continuing secular decline in order volume for checks and business forms, as well as a decrease in sales of personal protective equipment (PPE) of approximately $19.0 million in the second quarter and first half of 2021, as compared to the prior year periods. Within Cloud Solutions web and hosted solutions revenue, our 2020 decision to exit certain product lines resulted in a revenue decline of $5.7 million for the second quarter of 2021 and $12.4 million for the first half of 2021, as compared to the same periods in 2020.

Service revenue represented 34.2% of total revenue for the first half of 2021 and 32.0% for the first half of 2020. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption: "Note 16: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Payments	21.6%	17.6%	19.9%	16.6%
Cloud Solutions	14.3%	13.1%	14.2%	14.5%
Promotional Solutions	28.2%	28.7%	28.2%	29.1%
Checks	35.9%	40.6%	37.7%	39.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total cost of revenue	$206,575	$162,283	27.3%	$385,085	$364,332	5.7%
Total cost of revenue as a percentage of total revenue	43.2%	39.5%	3.7 pts.	41.9%	40.6%	1.3 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the second quarter and first half of 2021, as compared to the same periods in 2020, were primarily attributable to the increase in revenue resulting from some recovery of volume declines driven by the impact of the COVID-19 pandemic, as well as the additional costs resulting from the First American acquisition. Partially offsetting these increases in total cost of revenue were reduced revenue volumes from the continuing secular decline in checks and business forms, as well as the decline in PPE revenue volume in 2021. Total cost of revenue as a percentage of total revenue increased in the second quarter and first half of 2021, as compared to the same periods in 2020, due primarily to the change in mix resulting from the continuing recovery of volume declines driven by the impact of the COVID-19 pandemic and the impact of the First American acquisition, as well as the mix of data-driven marketing clients.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
SG&A expense	$233,908	$198,570	17.8%	$446,344	$435,774	2.4%
SG&A expense as a percentage of total revenue	48.9%	48.4%	0.5 pts.	48.5%	48.6%	(0.1) pts.

The increases in SG&A expense for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven primarily by transaction costs related to the First American acquisition of $15.8 million in the second quarter of 2021 and $18.6 million in the first half of 2021. In addition, commission expense increased due to the continuing recovery of revenue volume impacted by the COVID-19 pandemic, and the prior year periods benefited from actions taken in response to the COVID-19 pandemic, including savings of approximately $8.0 million from a temporary salary reduction and furloughs. Expense for SaaS solutions that we are utilizing, primarily related to sales and financial managements tools, also increased, and operating costs of First American were approximately $6.5 million for the second quarter and first half of 2021, excluding acquisition amortization. Share-based compensation increased $2.1 million in the second quarter of 2021 and $4.8 million in the first half of 2021, and acquisition amortization expense increased approximately $3.5 million in each period, driven by the First American acquisition.

Partially offsetting these increases in SG&A expense were various cost reduction actions, including efficiencies in sales, marketing and our corporate support functions. In addition, bad debt expense decreased $4.7 million in the second quarter of 2021 and $12.4 million in the first half of 2021, primarily due to allowances recorded in 2020 related to notes receivable from our Promotional Solutions distributors, as well as trade accounts receivable. Commission expense related to sales of PPE also decreased along with the lower sales volume.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Restructuring and integration expense	$11,364	$20,354	$(8,990)	$25,677	$38,008	$(12,331)

Over the past 2 years, we pursued several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. As we completed certain of these initiatives, our restructuring and integration expense decreased in the second quarter and first half of 2021, as compared to the same periods in 2020. Further information regarding these costs can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Asset impairment charges	$—	$4,883	$(4,883)	$—	$98,989	$(98,989)

We did not record any asset impairment charges during the second quarter or first half of 2021. During the second quarter of 2020, we recorded asset impairment charges of $4.9 million, resulting from the rationalization of our real estate footprint. During the first quarter of 2020, we recorded asset impairment charges of $94.1 million, related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units and amortizable intangibles of our Cloud Solutions Web Hosting reporting unit. Further information regarding these charges can be found under the caption "Note 8: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$9,530	$6,171	54.4%	$14,054	$13,171	6.7%
Weighted-average debt outstanding	1,174,615	1,140,000	3.0%	1,008,315	1,034,198	(2.5%)
Weighted-average interest rate	3.1%	1.9%	1.2 pts.	2.6%	2.3%	0.3 pts.

The increases in interest expense for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven primarily by the increase in our weighted-average interest rate in 2021, due in part, to the $500.0 million notes issued in June 2021 with an interest rate of 8.0%. Further information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax provision	$6,839	$5,074	34.8%	$16,030	$1,652	870.3%
Effective income tax rate	36.1%	25.4%	10.7 pts.	30.5%	(3.5%)	34.0 pts.

The increase in our effective tax rate for the second quarter of 2021, as compared to the second quarter of 2020, was driven primarily by nondeductible acquisition costs related to the First American acquisition, which increased our effective tax rate by 10.3 points in the second quarter of 2021. In addition, our unitary state tax rate increased, largely due to the impact of the First American acquisition.

The increase in our effective tax rate for the first six months of 2021, as compared to the first six months of 2020, was largely due to the impact of the nondeductible portion of the goodwill impairment charges in the first quarter of 2020, which lowered our 2020 effective income tax rate by 26.7 points. In addition, the tax impact of share-based compensation resulted in a 5.1 point increase in our effective income tax rate, as compared to the first half of 2020, and the nondeductible acquisition costs related to the First American acquisition increased our effective tax rate by 3.7 points in the first half of 2021. Further information regarding our effective income tax rate for the first six months of 2021, as compared to our 2020 annual effective income tax rate, can be found under the caption: "Note 10: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Net Income (Loss) / Diluted Earnings (Loss) Per Share

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	Change	2021	2020	Change
Net income (loss)	$12,129	$14,878	(18.5%)	$36,453	$(48,817)	174.7%
Diluted earnings (loss) per share	0.28	0.35	(20.0%)	0.85	(1.18)	172.0%
Adjusted diluted EPS(1)	1.25	1.15	8.7%	2.51	2.24	12.1%

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted diluted EPS.

The decreases in net income and diluted EPS for the second quarter of 2021, as compared to the second quarter of 2020, were due primarily to transaction costs related to the First American acquisition of $15.8 million in the second quarter of 2021. In addition, the prior year benefited from actions taken in response to the COVID-19 pandemic, including savings of approximately $10.0 million from a temporary salary reduction and furloughs, and expense for SaaS solutions that we are utilizing, primarily related to sales and financial management tools, also increased. Net income was also negatively impacted by the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions. These decreases in net income were partially offset by the continuing revenue volume recovery from the impacts of the COVID-19 pandemic, actions taken to reduce costs in line with revenues and the continuing evaluation of our cost structure, an $8.5 million decrease in restructuring, integration and other costs, and a $4.7 million decrease in bad debt expense in the second quarter of 2021.

The increase in adjusted diluted EPS for the second quarter of 2021, as compared to the second quarter of 2020, was driven by the continuing revenue volume recovery from the impacts of the COVID-19 pandemic, actions taken to reduce costs in line with revenues and the continuing evaluation of our cost structure, a $4.7 million decrease in bad debt expense and the contribution of First American's operations. In addition, adjusted diluted EPS benefited from the growth in data-driven marketing and new clients in all of our segments. These increases in adjusted diluted EPS were partially offset by the benefit in the prior year from temporary salary and other cost reductions we implemented in response to the COVID-19 pandemic and increased costs related to our sales and financial management tools. Adjusted diluted EPS was also negatively impacted by the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions.

The increases in net income, diluted EPS and adjusted diluted EPS for the first half of 2021, as compared to the first half of 2020, were driven primarily by the factors outlined in Executive Overview - 2021 results vs. 2020.

Adjusted EBITDA

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Adjusted EBITDA(1)	$97,462	$83,818	16.3%	$187,967	$167,153	12.5%
Adjusted EBITDA margin	20.4%	20.4%	— pts.	20.4%	18.6%	1.8 pts.

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted EBITDA.

The increases in adjusted EBITDA for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven primarily by the continuing revenue volume recovery from the impacts of the COVID-19 pandemic, the $5.1 million contribution from the First American acquisition, the lower bad debt expense, cost reductions and the growth in data-driven marketing and new clients in all of our segments. These increases in Adjusted EBITDA were partially offset by the benefit in the prior year from temporary salary and other cost reductions we implemented in response to the COVID-19 pandemic, increased costs related to sales and financial management tools, the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions.

Adjusted EBITDA margin for the second quarter of 2021 was unchanged from the second quarter of 2020, while adjusted EBITDA margin increased for the first half of 2021, as compared to the first half of 2020, driven by the change in product mix resulting from the impact of the COVID-19 pandemic, the benefit of cost reduction actions, lower bad debt expense and the 2020 decision to exit certain product lines within Cloud Solutions. These increases in adjusted EBITDA margin were partially offset by an increase in expense related to SaaS solutions we are utilizing, primarily our sales and financial management tools.

Reconciliation of Non-GAAP Financial Measures

We have not reconciled the adjusted EBITDA or adjusted effective income tax rate outlook guidance for 2021 to the directly comparable GAAP financial measures because we do not provide outlook guidance for net income or pretax income or the reconciling items between these measures and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of these forward-looking reconciling items, including asset impairment charges, restructuring, integration and other costs, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measures is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Free cash flow – We define free cash flow as net cash provided by operating activities less purchases of capital assets. We believe that free cash flow is an important indicator of cash available for debt service and for shareholders, after making capital investments to maintain or expand our asset base. Free cash flow is limited and not all of our free cash flow is available for discretionary spending, as we may have mandatory debt payments and other cash requirements that must be deducted from our cash available for future use. We believe that the measure of free cash flow provides an additional metric to compare cash generated by operations on a consistent basis and to provide insight into the cash flow available to fund items such as dividends, mandatory and discretionary debt reduction, acquisitions or other strategic investments, and share repurchases.

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$83,811	$109,649
Purchases of capital assets	(46,615)	(27,085)
Free cash flow	$37,196	$82,564

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

Total debt reconciles to net debt as follow:

(in thousands)	June 30, 2021	December 31, 2020
Total debt	$1,833,411	$840,000
Cash and cash equivalents	(163,338)	(123,122)
Net debt	$1,670,073	$716,878

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

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$163,338	$123,122
Amount available for borrowing under revolving credit facility	292,467	302,342
Liquidity	$455,805	$425,464

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

Diluted earnings (loss) per share reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$12,129	$14,878	$36,453	$(48,817)
Net income attributable to non-controlling interest	(29)	(19)	(62)	(19)
Net income (loss) attributable to Deluxe	12,100	14,859	36,391	(48,836)
Asset impairment charges	—	4,883	—	98,989
Acquisition amortization	17,335	13,689	30,528	28,413
Restructuring, integration and other costs	11,979	20,490	27,191	40,123
CEO transition costs	—	190	—	10
Share-based compensation expense	7,625	5,477	14,367	9,095
Acquisition transaction costs	15,843	—	18,608	9
Certain legal-related expense (benefit)	302	—	302	(2,164)
Loss on sales of customer lists	—	18	—	18
Adjustments, pretax	53,084	44,747	90,996	174,493
Income tax provision impact of pretax adjustments(1)	(11,716)	(11,168)	(20,170)	(30,556)
Adjustments, net of tax	41,368	33,579	70,826	143,937
Adjusted net income attributable to Deluxe	53,468	48,438	107,217	95,101
Income allocated to participating securities	(39)	—	(81)	(77)
Re-measurement of share-based awards classified as liabilities	—	(76)	—	(863)
Adjusted income attributable to Deluxe available to common shareholders	$53,429	$48,362	$107,136	$94,161

Weighted average shares and potential common shares outstanding	42,719	41,948	42,620	41,986
Adjustment(2)	—	—	(16)	131
Adjusted weighted average shares and potential common shares outstanding	42,719	41,948	42,604	42,117

GAAP diluted earnings (loss) per share	$0.28	$0.35	$0.85	$(1.18)
Adjustments, net of tax	0.97	0.80	1.66	3.42
Adjusted diluted EPS	$1.25	$1.15	$2.51	$2.24

(1) The tax effect of the pretax adjustments considers the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact that approximates the U.S. effective tax rate for each adjustment. However, the tax impact of certain adjustments, such as asset impairment charges and share-based compensation expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions.
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

Net income (loss) reconciles to adjusted EBITDA as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$12,129	$14,878	$36,453	$(48,817)
Pretax income attributable to non-controlling interest	(29)	(26)	(62)	(26)
Depreciation and amortization expense	33,244	26,663	61,024	55,093
Interest expense	9,530	6,171	14,054	13,171
Income tax provision	6,839	5,074	16,030	1,652
Asset impairment charges	—	4,883	—	98,989
Restructuring, integration and other costs	11,979	20,490	27,191	40,123
CEO transition costs	—	190	—	10
Share-based compensation expense	7,625	5,477	14,367	9,095
Acquisition transaction costs	15,843	—	18,608	9
Certain legal-related expense (benefit)	302	—	302	(2,164)
Loss on sales of customer lists	—	18	—	18
Adjusted EBITDA	$97,462	$83,818	$187,967	$167,153

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

The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2021 are expected to be completed in the third quarter of 2021, and we expect most of the related severance payments to be paid by the end of 2021. As a result of our employee reductions, we expect to realize cost savings of approximately $40.0 million in SG&A expense and $1.0 million in total cost of revenue in 2021, in comparison to our 2020 results of operations, which represents a portion of the total net cost reductions we expect to realize in 2021.

SEGMENT RESULTS

We operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. These segments are generally organized by product type and reflect the way we currently manage the company. The financial information presented below for our reportable business segments is consistent with that presented under the caption "Note 16: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Payments

Results for our Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$103,339	$72,171	43.2%	$182,777	$149,211	22.5%
Adjusted EBITDA	21,199	15,583	36.0%	39,528	33,606	17.6%
Adjusted EBITDA margin	20.5%	21.6%	(1.1) pts.	21.6%	22.5%	(0.9) pts.

The increases in total revenue for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven by revenue of $27.3 million from the First American acquisition, as well as growth across product lines, led by receivables management revenue. We expect continued growth in this segment in 2021, as we work on implementing new clients we signed during 2020 and the first half of 2021.

The increases in adjusted EBITDA for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven by the contribution of $5.1 million from the First American acquisition, as well as the other revenue growth and the benefit of cost reduction actions. These increases in adjusted EBITDA were partially offset by costs related to the winter storms in February 2021, the benefit in the prior year of the temporary salary and other cost reductions in response to the COVID-19 pandemic, and continued sales and information technology investments. Adjusted EBITDA margin decreased for the second quarter and first half of 2021, as compared to the same periods in 2020, as the investments in the business, including the First American acquisition, exceeded the benefit of the revenue increases. As we continue to invest in this business, we expect adjusted EBITDA margin to remain in the low 20% range for the year.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$68,067	$53,897	26.3%	$130,287	$129,842	0.3%
Adjusted EBITDA	18,803	14,159	32.8%	36,011	29,069	23.9%
Adjusted EBITDA margin	27.6%	26.3%	1.3 pts.	27.6%	22.4%	5.2 pts.

The increases in total revenue for the second quarter and first half of 2021, as compared to the same periods in 2020, were driven by the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic. Data-driven marketing revenue increased 25.2% for the first half of 2021, as compared to 2020, as many of our customers reactivated their marketing campaigns and the continuation of low interest rates and an improving credit risk environment drove increased marketing efforts by our banking and mortgage lending customers. Within web and hosted solutions revenue, our 2020 decision to exit certain product lines resulted in a revenue decline of $5.7 million for the second quarter of 2021 and $12.4 million for the first half of 2021, as compared to the same periods in 2020. We expect the pace of spending to moderate in the second half of 2021, resulting in mid-single digit revenue growth.

Adjusted EBITDA and adjusted EBITDA margin for the second quarter and first half of 2021 increased compared to the same periods in 2020, due to the revenue growth, as well as various cost reduction actions to bring expenses in line with our post-COVID-19 operating model. In addition, adjusted EBITDA benefited from the timing and type of customer marketing campaigns in each period. Partially offsetting these increases in adjusted EBITDA was the benefit in the prior year of the temporary salary and other reductions we implemented in response to the COVID-19 pandemic. We anticipate that adjusted EBITDA margin for the rest of the year will be in the low-to-mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$134,987	$117,946	14.4%	$259,494	$260,739	(0.5%)
Adjusted EBITDA	21,416	13,854	54.6%	39,131	25,051	56.2%
Adjusted EBITDA margin	15.9%	11.7%	4.2 pts.	15.1%	9.6%	5.5 pts.

The increase in total revenue for the second quarter of 2021, as compared to the second quarter of 2020, was driven by some recovery of volume declines resulting from the impact of the COVID-19 pandemic, primarily in branded merchandise and business essentials, which includes custom forms and other products that businesses consume in their routine operations. Additionally, revenue benefited from new customers. Partially offsetting these revenue increases was a decrease in sales of PPE of approximately $19.0 million and the continuing secular decline in business forms.

The decrease in total revenue for the first half of 2021, as compared to the first half of 2020, was driven by a decrease in sales of PPE of approximately $19.0 million and the continuing secular decline in business forms. Partially offsetting these decreases in revenue was the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic as our business customers began to resume a more normal level of activity. Revenue also benefited from new customers. We expect that 2021 revenue growth will be in the low-single digit range.

Adjusted EBITDA and adjusted EBITDA margin for the second quarter of 2021 increased compared to the second quarter of 2020, driven by the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic, lower bad debt expense related to notes receivable from distributors and trade accounts receivable, and the benefit of various cost reduction actions. Partially offsetting these increases in adjusted EBITDA were information technology investments and the benefit in the prior year of temporary salary and other cost reductions in response to the COVID-19 pandemic.

Adjusted EBITDA and adjusted EBITDA margin for the first half of 2021 increased compared to the first half of 2020, despite the revenue decline and the benefit in the prior year of temporary salary and other cost reductions in response to the COVID-19 pandemic. These decreases in adjusted EBITDA were more than offset by lower bad debt expense related to notes receivable from distributors and trade accounts receivable and the benefit of various cost reduction actions. We anticipate adjusted EBITDA margin for 2021 to remain in the mid teens, as a result of our cost reduction actions, including changes in key distribution relationships.

Checks

Results for our Checks segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$171,823	$166,391	3.3%	$346,923	$357,036	(2.8%)
Adjusted EBITDA	80,191	82,724	(3.1%)	163,725	173,438	(5.6%)
Adjusted EBITDA margin	46.7%	49.7%	(3.0) pts.	47.2%	48.6%	(1.4) pts.

The increase in total revenue for the second quarter of 2021, as compared to the second quarter of 2020, was driven primarily by the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic, primarily business check volumes, as well as the impact of new client wins. Partially offsetting these revenue increases was the continuing secular decline in checks. For the first half of 2021, as compared to the first half of 2020, the impact of the secular decline in checks exceeded the impact of volume recoveries from the impact of the COVID-19 pandemic.

The decrease in adjusted EBITDA and adjusted EBITDA margin for the second quarter of 2021, as compared to the second quarter of 2020, was driven by information technology investments, higher delivery and material rates and product mix, partially offset by the revenue increase, various cost reduction initiatives and lower bad debt expense.

The decrease in adjusted EBITDA and adjusted EBITDA margin for the first half of 2021, as compared to the first half of 2020, was driven by the revenue decline, information technology investments, higher delivery and material rates and product mix, partially offset by various cost reduction actions and lower bad debt expense. While the business remains in secular decline, we expect that new business won in 2020 and in the first half of 2021 will have a positive impact on the historical rate of decline we have been experiencing.

CASH FLOWS AND LIQUIDITY

As of June 30, 2021, we held cash and cash equivalents of $163.3 million, as well as restricted cash and restricted cash equivalents included in funds held for customers and in other non-current assets of $124.7 million. The following table shows our cash flow activity for the six months ended June 30, 2021 and 2020, and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$83,811	$109,649	$(25,838)
Net cash used by investing activities	(1,004,690)	(25,248)	(979,442)
Net cash provided by financing activities	976,157	185,610	790,547
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,387	(6,490)	9,877
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$58,665	$263,521	$(204,856)
Free cash flow(1)	$37,196	$82,564	$(45,368)

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $25.8 million for the first half of 2021, as compared to the first half of 2020, driven primarily by investments in our business, including transaction costs related to the acquisition of First American and increased subscription and implementation costs related to SaaS solutions we are utilizing, including a new enterprise resource planning system. Additionally, the prior year benefited from the deferral of federal income and payroll tax payments under the CARES Act and temporary salary and other cost reductions implemented in response to the COVID-19 pandemic. These decreases in operating cash flow were partially offset by improved working capital management, the continuing recovery of revenue declines from the COVID-19 pandemic, various cost saving actions and an $8.6 million decrease in performance-based compensation payments related to our 2020 performance.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Prepaid product discount payments	$19,077	$15,806	$3,271
Income tax payments	15,270	5,530	9,740
Performance-based compensation payments(1)	12,180	20,777	(8,597)
Interest payments	8,963	12,263	(3,300)
Severance payments	6,193	7,625	(1,432)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first half of 2021 was $979.4 million higher than the first half of 2020, driven primarily by our acquisition of First American and an increase in purchases of capital assets of $19.5 million, as we continue to invest in our business.

Net cash provided by financing activities for the first half of 2021 was $790.5 million higher than the first half of 2020, driven by proceeds from the debt we issued to complete the First American acquisition. Also contributing to the increase was the net change in customer funds obligations in each period and a decrease in common share repurchases of $14.0 million, as we suspended our share repurchase program in the second quarter of 2020 in response to the COVID-19 pandemic. Proceeds from issuing shares increased $12.4 million, as certain employees of First American purchased our stock in conjunction with the acquisition.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Net change in debt	$1,007,850	$256,500	$751,350
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	(956,717)	—	(956,717)
Purchases of capital assets	(46,615)	(27,085)	(19,530)
Cash dividends paid to shareholders	(25,852)	(25,464)	(388)
Payments for debt issuance costs	(17,911)	—	(17,911)
Proceeds from issuing shares	14,852	2,411	12,441
Payments for common shares repurchased	—	(14,000)	14,000
Net change in customer funds obligations	5,559	(31,351)	36,910

As of June 30, 2021, our foreign subsidiaries held cash and cash equivalents of $107.3 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the U.S. at one time, we estimate we would incur a foreign withholding tax liability of approximately $5.0 million, notwithstanding any tax planning strategies that might be available.

As of June 30, 2021, $292.5 million was available for borrowing under our $500.0 million revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.855 billion as of June 30, 2021 and $840.0 million as of December 31, 2020. Further information concerning our outstanding debt can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2021		December 31, 2020
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$700,000	6.9%	$200,000	3.3%	$500,000
Floating interest rate	1,155,000	2.4%	640,000	1.6%	515,000
Debt principal	1,855,000	4.1%	840,000	2.0%	1,015,000
Shareholders’ equity	552,271		513,392		38,879
Total capital	$2,407,271		$1,353,392		$1,053,879

(1) The fixed interest rate amount includes the amount outstanding under our variable-rate debt that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the first half of 2021 and $287.5 million remained available for repurchase under this authorization as of June 30, 2021. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of June 30, 2021, total commitments under our revolving credit facility were $500.0 million. The credit facility matures in June 2026. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement.

Information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. We were in compliance with our debt covenants as of June 30, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million.

As of June 30, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(200,000)
Outstanding letters of credit(1)	(7,533)
Net available for borrowing as of June 30, 2021	$292,467

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION
Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" and information regarding the impact of the First American acquisition on our consolidated balance sheet as of June 30, 2021 can be found under the caption "Note 6: Acquisition," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements in Part I, Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the six months ended June 30, 2021 and 2020 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $19.1 million for the first six months of 2021 and $15.8 million for the first six months of 2020.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $14.2 million as of June 30, 2021 and $14.4 million as of December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of June 30, 2021 or December 31, 2020. Further information regarding our liabilities related to self-insurance and litigation can be found under the caption “Note 14: Other Commitments and Contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. We have not established any special purpose entities other than our agreement to form MedPay Exchange LLC (MPX), doing business as Medical Payment Exchange, which delivers payments to healthcare providers from insurance companies and other payers. This entity is a variable interest entity (VIE), as defined in Accounting Standards Codification Topic 810, Consolidation. Further information regarding our accounting for this entity can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K. We did not enter into any material related party transactions during the first six months of 2021 or during 2020.

A table of our contractual obligations was provided in the MD&A section of the 2020 Form 10-K. During the first quarter of 2021, we extended a SaaS contract, which increased our contractual obligations by approximately $42.0 million. Of this amount, approximately $25.0 million is payable in 2021 through 2022, with the remainder payable in 2023.

During the second quarter of 2021, we issued new debt to fund the acquisition of First American. Information regarding the maturities of our debt obligations can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In conjunction with the First American acquisition, we assumed operating lease liabilities of $24.5 million. Information regarding the maturities of our lease obligations can be found under the caption "Note 13: Leases" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Purchase obligations assumed in conjunction with the First American acquisition were not significant.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2020 Form 10-K. There were no changes in these policies during the first six months of 2021. Information regarding the goodwill impairment analyses completed during the second quarter of 2021 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first six months of 2021 can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk – We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations and investments. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors

During the second quarter of 2021, we executed a new credit agreement that provides for a 5-year revolving credit facility with commitments of $500.0 million and a term loan facility in the amount of $1.155 billion. Our previous credit facility agreement was terminated contemporaneously with our entry into the new credit agreement and was repaid utilizing proceeds from the new credit facility. Interest is payable on amounts outstanding under the new credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. Also during the second quarter of 2021, we issued $500.0 million of 8.0% senior, unsecured notes. Proceeds from this offering, net of discount and debt issuance costs, were $490.7 million, resulting in an effective interest rate of 8.3%.

As of June 30, 2021, our total debt outstanding was a follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$1,142,602	$1,155,000	2.4%
Senior, unsecured notes	490,809	542,500	8.0%
Amounts drawn on revolving credit facility	200,000	200,000	2.4%
Total debt	$1,833,411	$1,897,500	4.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $21.6 million.

(2) For the amounts outstanding under our credit facility agreement, fair value approximates carrying value because the interest rate is variable and reflects current market rates. The fair value of the senior, unsecured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

(3) The interest rate presented for total debt includes the impact of the interest rate swap discussed below.

The credit agreement matures on June 1, 2026, at which time any amounts outstanding under the revolving credit facility must be repaid. The term loan facility requires periodic principal payments through June 1, 2026, and the senior, unsecured notes mature in June 2029. Information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swap, which terminates in March 2023, effectively converts $200.0 million of variable-rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $5.5 million as of June 30, 2021 and $7.2 million as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets.

Based on the daily average amount of variable-rate debt outstanding, a one percentage point change in our weighted-average interest rate would have resulted in a $3.6 million change in interest expense for the first half of 2021.

Foreign currency exchange rate risk – We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily Canadian and Australian dollars. The effect of exchange rate changes is not expected to have a significant impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business. We have not entered into hedges against changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2021 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – During the quarter ended June 30, 2021, we replaced our existing SAP platform with the SAP S/4Hana platform for certain areas of our business, including our consolidated financial reporting function. In connection with this implementation, we updated our internal control over financial reporting, as necessary, to correspond to related changes in our business processes. During the quarter ended June 30, 2021, we completed the acquisition of First American. We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.

Accordingly, we anticipate that the internal control over financial reporting of First American will be excluded from management's assessment of internal control over financial reporting as of December 31, 2021. There were no other material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of June 30, 2021, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2020 Form 10-K. There have been no significant changes to these risk factors since we filed the 2020 Form 10-K, except for the items discussed here.

A pending investigation by the Federal Trade Commission into certain business practices of First American could materially and adversely affect our business.

Three operating subsidiaries of First American received separate Civil Investigative Demands dated December 27, 2019 from the Federal Trade Commission (the FTC) requesting information and documents to determine whether the subsidiaries may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. The FTC has not yet made any determination against the subsidiaries, and we are currently unable to predict the eventual scope, ultimate timing or outcome of its investigation.

We are entitled to limited indemnification under the merger agreement related to the acquisition of First American for certain expenses and losses, if any, that may be incurred after the consummation of the acquisition with respect to certain matters, including the FTC investigation. The right to indemnification for any such expenses and losses is limited to the amount of an indemnity holdback and, except in the case of fraud, is our sole recourse for such losses. There can be no assurance that such indemnification will be sufficient to address all losses that may arise from such matters, or that the FTC’s pending investigation will not result in findings or alleged violations of laws that could lead to enforcement actions, proceedings or litigation, whether by the FTC, other state or federal agencies, or other parties. The imposition of damages, fines, restitution, other equitable monetary relief or changes to our business practices or operations could materially and adversely affect our business, financial condition, results of operations or reputation.

We may be unable to successfully integrate First American’s business and realize the anticipated benefits of the acquisition.

We are devoting significant management attention and resources to integrating the business practices and operations of First American. Potential difficulties we may encounter in the integration process include the following:

•the inability to successfully combine the businesses in a manner that permits us to achieve the cost savings or revenue enhancements anticipated to result from the acquisition, which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

•lost sales and customers as a result of certain customers, retail partners, financial institutions or other third parties deciding not to do business with us;

•the complexities associated with managing out of several different locations and integrating personnel from First American, resulting in a significantly larger combined company, while at the same time attempting to provide consistent, high quality products and services;

•the additional complexities of integrating a company with different products, services, markets and customers;

•coordinating corporate and administrative infrastructures and harmonizing insurance coverage;

•coordinating accounting, information technology, communications, administration and other systems;

•complexities associated with implementing necessary controls for First American’s business activities to address our requirements as a public company;

•identifying and eliminating redundant and underperforming functions and assets;

•difficulty addressing possible differences in corporate culture and management philosophies;

•performance shortfalls as a result of the diversion of management’s attention to efforts to integrate First American’s operations; and

•deterioration of credit ratings.

For all of these reasons, it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could materially and adversely affect our ability to maintain relationships with customers, retail partners, financial institutions, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise materially and adversely affect our business and financial results. An inability to realize the full extent of the anticipated benefits of the acquisition of First American, as well as any delays encountered in the integration process, could have a material adverse effect on our revenue, expenses and operating results.

In addition, the integration may result in additional and unforeseen expenses, and the anticipated benefit of our plan for integration may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the acquisition may be offset by costs incurred or delays in integrating the companies. If we are not able to adequately address these challenges, we may be unable to successfully integrate First American’s operations into our own or, even if we are able to combine the two business operations successfully, to realize the anticipated benefits of the integration of the two companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the second quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2021 – April 30, 2021	39,129	$42.34	39,129	—
May 1, 2021 – May 31, 2021	2,362	45.94	2,362	—
June 1, 2021 – June 30, 2021	960	47.38	960	—
Total	42,451	42.66	42,451	—

At times, we withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2021, we withheld 42,451 shares in conjunction with the vesting and exercise of equity-based awards.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the second quarter of 2021 and $287.5 million remained available for repurchase as of June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 21, 2021, by and among us, Fox Acquirer Sub, Inc., FAPS Holdings, Inc. and Applepoint FAPS Holdings LP (solely in its capacity as the stockholder representative) (incorporate by reference to Exhibit 2.1 to the Current Report filed with the Commission on April 22, 2021)

4.1
Indenture, dated as of June 1, 2021, by and among us, certain subsidiaries of Deluxe Corporation, and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2021)

4.2
Supplemental Indenture, dated as of June 1, 2021, by and among us, FAPS Holdings, Inc., all of the domestic subsidiaries of FAPS Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 1, 2021)

10.1
Amendment, dated as of May 4, 2021, to the Credit Agreement, dated as of March 21, 2018, by and among us, as Borrower, the several banks and other financial institutions or entities from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on May 7, 2021)

10.2
Credit Agreement, dated as of June 1, 2021, by and among us, as borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2021)

31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 6, 2021	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	/s/ Scott C. Bomar
Scott C. Bomar Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2021	/s/ Ronald Van Houwelingen
Ronald Van Houwelingen Vice President, Corporate Controller (Principal Accounting Officer)