Form 10-Q
period 2021-09-30
DELUXE CORP
filed 2021-11-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to ___________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

MN			41-0216800
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
801 S. Marquette Ave.	Minneapolis	MN	55402-2807
(Address of principal executive offices)			(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	DLX	NYSE

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 27, 2021 was 42,605,822.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$121,064	$123,122
Trade accounts receivable, net of allowances for uncollectible accounts	174,546	161,959
Inventories and supplies	35,355	40,130
Funds held for customers, including securities carried at fair value of $13,302 and $28,462, respectively	142,482	119,749
Revenue in excess of billings	41,189	17,617
Other current assets	52,890	44,054
Total current assets	567,526	506,631
Deferred income taxes	2,290	6,642
Long-term investments	46,832	45,919
Property, plant and equipment, net of accumulated depreciation of $346,364 and $360,907, respectively	129,712	88,680
Operating lease assets	58,442	35,906
Intangibles, net of accumulated amortization of $675,417 and $587,273, respectively	515,936	246,760
Goodwill	1,435,483	702,958
Other non-current assets	249,972	208,679
Total assets	$3,006,193	$1,842,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,339	$116,990
Funds held for customers	141,597	117,647
Accrued liabilities	203,784	177,183
Current portion of long-term debt	57,167	—
Total current liabilities	540,887	411,820
Long-term debt	1,719,000	840,000
Operating lease liabilities	49,827	28,344
Deferred income taxes	66,637	5,401
Other non-current liabilities	71,976	43,218
Commitments and contingencies (Notes 14 and 17)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2021 – 42,601; December 31, 2020 – 41,973)	42,601	41,973
Additional paid-in capital	50,156	17,558
Retained earnings	505,100	495,153
Accumulated other comprehensive loss	(40,231)	(41,433)
Non-controlling interest	240	141
Total shareholders’ equity	557,866	513,392
Total liabilities and shareholders’ equity	$3,006,193	$1,842,175

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Product revenue	$302,369	$298,751	$907,646	$908,146
Service revenue	229,772	140,710	543,976	428,142
Total revenue	532,141	439,461	1,451,622	1,336,288
Cost of products	(111,008)	(108,369)	(330,896)	(332,818)
Cost of services	(133,143)	(66,092)	(298,341)	(205,974)
Total cost of revenue	(244,151)	(174,461)	(629,237)	(538,792)
Gross profit	287,990	265,000	822,385	797,496
Selling, general and administrative expense	(239,251)	(198,871)	(685,593)	(634,645)
Restructuring and integration expense	(12,335)	(18,949)	(38,012)	(56,957)
Asset impairment charges	—	(2,760)	—	(101,749)
Operating income	36,404	44,420	98,780	4,145
Interest expense	(21,494)	(5,083)	(35,548)	(18,254)
Other income	2,282	2,201	6,443	8,482
Income (loss) before income taxes	17,192	41,538	69,675	(5,627)
Income tax provision	(4,691)	(12,094)	(20,720)	(13,746)
Net income (loss)	12,501	29,444	48,955	(19,373)
Net income attributable to non-controlling interest	(37)	(27)	(99)	(46)
Net income (loss) attributable to Deluxe	$12,464	$29,417	$48,856	$(19,419)
Total comprehensive income (loss)	$10,099	$32,319	$50,157	$(24,330)
Comprehensive income (loss) attributable to Deluxe	10,062	32,292	50,058	(24,376)
Basic earnings (loss) per share	0.29	0.70	1.15	(0.46)
Diluted earnings (loss) per share	0.28	0.70	1.13	(0.48)

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271
Net income	—	—	—	12,464	—	37	12,501
Cash dividends ($0.30 per share)	—	—	—	(13,117)	—	—	(13,117)
Common shares issued	75	75	1,104	—	—	—	1,179
Common shares retired	(11)	(11)	(452)	—	—	—	(463)
Employee share-based compensation	—	—	7,897	—	—	—	7,897
Other comprehensive loss	—	—	—	—	(2,402)	—	(2,402)
Balance, September 30, 2021	42,601	$42,601	$50,156	$505,100	$(40,231)	$240	$557,866

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$495,153	$(41,433)	$141	$513,392
Net income	—	—	—	48,856	—	99	48,955
Cash dividends ($0.90 per share)	—	—	—	(38,909)	—	—	(38,909)
Common shares issued	744	744	15,655	—	—	—	16,399
Common shares retired	(116)	(116)	(4,518)	—	—	—	(4,634)
Employee share-based compensation	—	—	21,461	—	—	—	21,461
Other comprehensive income	—	—	—	—	1,202	—	1,202
Balance, September 30, 2021	42,601	$42,601	$50,156	$505,100	$(40,231)	$240	$557,866

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2020	41,855	$41,855	$4,950	$466,797	$(55,779)	$69	$457,892
Net income	—	—	—	29,417	—	27	29,444
Cash dividends ($0.30 per share)	—	—	—	(12,855)	—	—	(12,855)
Common shares issued	44	44	593	—	—	—	637
Common shares retired	(6)	(6)	(128)	—	—	—	(134)
Employee share-based compensation	—	—	6,139	—	—	—	6,139
Other comprehensive income	—	—	—	—	2,875	—	2,875
Balance, September 30, 2020	41,893	$41,893	$11,554	$483,359	$(52,904)	$96	$483,998

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2019	42,126	$42,126	$4,086	$548,714	$(47,947)	$—	$546,979
Net loss	—	—	—	(19,419)	—	46	(19,373)
Cash dividends ($0.90 per share)	—	—	—	(38,562)	—	—	(38,562)
Common shares issued	334	334	2,860	—	—	—	3,194
Common shares repurchased	(499)	(499)	(9,767)	(3,734)	—	—	(14,000)
Other common shares retired	(68)	(68)	(1,994)	—	—	—	(2,062)
Employee share-based compensation	—	—	16,369	—	—	—	16,369
Adoption of Accounting Standards Update No. 2016-13	—	—	—	(3,640)	—	—	(3,640)
Other comprehensive loss	—	—	—	—	(4,957)	—	(4,957)
Non-controlling interest, net	—	—	—	—	—	50	50
Balance, September 30, 2020	41,893	$41,893	$11,554	$483,359	$(52,904)	$96	$483,998

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$48,955	$(19,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,536	15,510
Amortization of intangibles	88,393	67,555
Operating lease expense	12,897	15,044
Asset impairment charges	—	101,749
Amortization of prepaid product discounts	23,425	21,725
Deferred income taxes	13,733	(9,607)
Employee share-based compensation expense	21,801	15,335
Other non-cash items, net	10,459	15,231
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	15,164	21,376
Inventories and supplies	3,787	(11,938)
Other current assets	(27,495)	2,158
Non-current assets	(35,821)	(13,335)
Accounts payable	8,538	(9,830)
Prepaid product discount payments	(27,049)	(24,947)
Other accrued and non-current liabilities	(22,094)	(19,842)
Net cash provided by operating activities	149,229	166,811
Cash flows from investing activities:
Payment for acquisition, net of cash, cash equivalents,restricted cash and restricted cash equivalents acquired	(956,717)	—
Purchases of capital assets	(81,081)	(42,707)
Proceeds from sales of facilities	2,648	9,713
Purchases of customer funds marketable securities	(73)	(3,742)
Proceeds from customer funds marketable securities	73	3,742
Other	(1,211)	1,326
Net cash used by investing activities	(1,036,361)	(31,668)
Cash flows from financing activities:
Proceeds from issuing long-term debt, net of discount	1,852,850	309,000
Payments on long-term debt	(903,438)	(152,500)
Payments for debt issuance costs	(18,153)	—
Net change in customer funds obligations	14,913	(9,375)
Proceeds from issuing shares	16,031	3,048
Employee taxes paid for shares withheld	(4,634)	(2,023)
Payments for common shares repurchased	—	(14,000)
Cash dividends paid to shareholders	(38,695)	(38,057)
Other	(7,254)	(2,734)
Net cash provided by financing activities	911,620	93,359
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(793)	(3,297)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	23,695	225,205
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	229,409	174,811
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$253,104	$400,016

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2021, the consolidated statements of comprehensive income (loss) for the quarters and nine months ended September 30, 2021 and 2020, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2021 and 2020 and the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The consolidated balance sheet as of December 31, 2020 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the 2020 Form 10-K).

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The impact of the revision on the consolidated statement of comprehensive loss for the nine months ended September 30, 2020 was as follows:

(in thousands, except per share amounts)	As previously reported	Adjustments	As revised
Asset impairment charges	$(97,973)	$(3,776)	$(101,749)
Operating income	7,921	(3,776)	4,145
Loss before income taxes	(1,851)	(3,776)	(5,627)
Income tax provision	(13,958)	212	(13,746)
Net loss	(15,809)	(3,564)	(19,373)
Net loss attributable to Deluxe	(15,855)	(3,564)	(19,419)
Total comprehensive loss	(20,766)	(3,564)	(24,330)
Comprehensive loss attributable to Deluxe	(20,812)	(3,564)	(24,376)
Basic loss per share	(0.38)	(0.08)	(0.46)
Diluted loss per share	(0.40)	(0.08)	(0.48)
The impact of the revision on the consolidated balance sheet as of December 31, 2020 was as follows:

(in thousands)	As previously reported	Adjustments	As revised
ASSETS
Deferred income taxes	$5,444	$1,198	$6,642
Goodwill	736,844	(33,886)	702,958
Total assets	1,874,863	(32,688)	1,842,175
LIABILITIES AND SHAREHOLDERS' EQUITY
Deferred income taxes	$10,643	$(5,242)	$5,401
Retained earnings	522,599	(27,446)	495,153
Total shareholders' equity	540,838	(27,446)	513,392
Total liabilities and shareholders' equity	1,874,863	(32,688)	1,842,175
The impact of the revision on the consolidated statement of cash flows for the nine months ended September 30, 2020 was as follows:

(in thousands)	As previously reported	Adjustments	As revised
Cash flows from operating activities:
Net loss	$(15,809)	$(3,564)	$(19,373)
Asset impairment charges	97,973	3,776	101,749
Deferred income taxes	(9,395)	(212)	(9,607)

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, Simplifying the Accounting for Income Taxes. This standard addressed several specific areas of accounting for income taxes. We adopted this standard on January 1, 2021. Portions of the standard were adopted prospectively and certain aspects were required to be adopted using the modified retrospective approach. Adoption of this standard did not require an adjustment to retained earnings and did not have a significant impact on our results of operations or financial position.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. Previously,

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

contract assets and contract liabilities were recognized at fair value in a business combination. The standard is effective for us on January 1, 2023 and must be applied prospectively to business combinations with an acquisition date on or after the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements and whether we will early adopt this standard.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Changes in the allowances for uncollectible accounts included within trade accounts receivable were as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, beginning of year	$6,428	$4,985
Bad debt (benefit) expense	(412)	4,174
Write-offs and other	(2,555)	(2,671)
Balance, end of period	$3,461	$6,488

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$5,327	$5,412
Semi-finished goods	7,156	7,943
Finished goods	22,788	33,513
Supplies	5,580	5,010
Reserve for excess and obsolete items	(5,496)	(11,748)
Inventories and supplies	$35,355	$40,130

Changes in the reserve for excess and obsolete items were as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, beginning of year	$11,748	$6,600
Amounts charged to expense	2,884	1,270
Write-offs and sales	(9,136)	(1,188)
Balance, end of period	$5,496	$6,682

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	September 30, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,674	$—	$(315)	$9,359
Canadian guaranteed investment certificate	3,943	—	—	3,943
Available-for-sale debt securities	$13,617	$—	$(315)	$13,302

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2021, also included cash of $129,180.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2020
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Domestic money market fund	$15,000	$—	$—	$15,000
Canadian and provincial government securities	9,566	—	(33)	9,533
Canadian guaranteed investment certificate	3,929	—	—	3,929
Available-for-sale debt securities	$28,495	$—	$(33)	$28,462

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2020, also included cash of $91,287.

Expected maturities of available-for-sale debt securities as of September 30, 2021 were as follows:

(in thousands)	Fair value
Due in one year or less	$7,041
Due in two to five years	3,453
Due in six to ten years	2,808
Available-for-sale debt securities	$13,302

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Conditional right to receive consideration	$28,157	$13,950
Unconditional right to receive consideration(1)	13,032	3,667
Revenue in excess of billings	$41,189	$17,617

(1) Represents revenues that are earned but not currently billable under the related contract terms. Trade accounts receivable on the consolidated balance sheets included unbilled receivables of $29,993 as of September 30, 2021 and $21,319 as of December 31, 2020.

Intangibles – Intangibles were comprised of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizable intangibles:
Customer lists/relationships	$495,416	$(243,817)	$251,599	$352,895	$(202,428)	$150,467
Internal-use software	439,785	(337,242)	102,543	380,144	(303,422)	76,722
Technology-based intangibles	99,813	(35,013)	64,800	33,813	(27,613)	6,200
Partner relationships	67,406	(1,525)	65,881	—	—	—
Trade names	52,033	(30,766)	21,267	30,281	(29,926)	355
Software to be sold	36,900	(27,054)	9,846	36,900	(23,884)	13,016
Intangibles	$1,191,353	$(675,417)	$515,936	$834,033	$(587,273)	$246,760

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

During the second quarter of 2021, we acquired amortizable intangible assets in conjunction with the acquisition of First American Payment Systems, L.P. (First American). Further information can be found in Note 6.

Amortization of intangibles was $36,570 for the quarter ended September 30, 2021, $22,515 for the quarter ended September 30, 2020, $88,393 for the nine months ended September 30, 2021 and $67,555 for the nine months ended September 30, 2020. Based on the intangibles in service as of September 30, 2021, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2021	$41,235
2022	130,462
2023	101,863
2024	62,576
2025	46,791

The following intangibles were acquired during the nine months ended September 30, 2021, including assets acquired in conjunction with the acquisition of First American (Note 6):

(in thousands)	Amount	Weighted-average amortization period (in years)
Customer lists/relationships(1)	$142,514	8
Partner relationships	67,406	15
Technology-based intangibles	66,000	8
Internal-use software	59,429	3
Trade names	22,000	10
Acquired intangibles	$357,349	9
(1) Included $118,000 acquired via the First American acquisition (Note 6) with a weighted-average useful life of 8 years.

Goodwill – Changes in goodwill by reportable segment and in total for the nine months ended September 30, 2021 were as follows:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2020:
Goodwill, gross	$168,165	$432,984	$252,864	$434,812	$1,288,825
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	168,165	40,816	59,165	434,812	702,958
Goodwill resulting from acquisition (Note 6)	732,520	—	—	—	732,520
Currency translation adjustment	—	—	5	—	5
Balance, September 30, 2021	$900,685	$40,816	$59,170	$434,812	$1,435,483

Balance, September 30, 2021:
Goodwill, gross	$900,685	$432,984	$252,869	$434,812	$2,021,350
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$900,685	$40,816	$59,170	$434,812	$1,435,483

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Postretirement benefit plan asset	$76,435	$71,208
Cloud computing arrangements	52,900	29,242
Prepaid product discounts	51,270	50,602
Loans and notes receivable from distributors, net of allowances for uncollectible accounts(1)	20,424	35,068
Deferred contract acquisition costs(2)	17,480	9,199
Other	31,463	13,360
Other non-current assets	$249,972	$208,679

(1) Amount Includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,305 as of September 30, 2021 and $2,008 as of December 31, 2020.

(2) Amortization of deferred contract acquisition costs was $3,366 for the nine months ended September 30, 2021 and $2,756 for the nine months ended September 30, 2020.

Changes in the allowances for uncollectible accounts related to loans and notes receivable from distributors were as follows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, beginning of year	$3,995	$284
Adoption of ASU No. 2016-13	—	4,749
Bad debt (benefit) expense	(1,158)	5,647
Exchange for customer lists	—	(6,402)
Balance, end of period	$2,837	$4,278

Bad debt expense for the nine months ended September 30, 2020 included loan-specific allowances primarily related to Promotional Solutions distributors that were underperforming. In calculating these reserves, we utilized various valuation techniques to determine the value of the underlying collateral. Past due receivables and those on non-accrual status were not significant as of September 30, 2021 or December 31, 2020.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2021. There were no write-offs or recoveries recorded during the nine months ended September 30, 2021.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,256	$497	$7,187	$11,705	$1,322	$21,967
3-4 internal grade	—	2,599	—	—	—	2,599
Loans and notes receivable	$1,256	$3,096	$7,187	$11,705	$1,322	$24,566

Changes in prepaid product discounts during the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance, beginning of year	$50,602	$51,145
Additions(1)	24,284	13,259
Amortization	(23,425)	(21,725)
Other	(191)	(1,430)
Balance, end of period	$51,270	$41,249
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $27,049 for the nine months ended September 30, 2021 and $24,947 for the nine months ended September 30, 2020.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Deferred revenue(1)	$43,081	$42,104
Employee cash bonuses, including sales incentives	35,341	21,090
Operating lease liabilities (Note 13)	12,884	11,589
Prepaid product discounts due within one year	11,805	14,365
Customer rebates	8,715	8,179
Other	91,958	79,856
Accrued liabilities	$203,784	$177,183

(1) $33,088 of the December 31, 2020 amount was recognized as revenue during the nine months ended September 30, 2021.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$121,064	$310,430
Restricted cash and restricted cash equivalents included in funds held for customers	129,180	89,586
Non-current restricted cash included in other non-current assets	2,860	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$253,104	$400,016

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Earnings (loss) per share – basic:
Net income (loss)	$12,501	$29,444	$48,955	$(19,373)
Net income attributable to non-controlling interest	(37)	(27)	(99)	(46)
Net income (loss) attributable to Deluxe	12,464	29,417	48,856	(19,419)
Income allocated to participating securities	(9)	(24)	(36)	(42)
Income (loss) attributable to Deluxe available to common shareholders	$12,455	$29,393	$48,820	$(19,461)
Weighted-average shares outstanding	42,574	41,872	42,294	41,927
Earnings (loss) per share – basic	$0.29	$0.70	$1.15	$(0.46)

Earnings (loss) per share – diluted:
Net income (loss)	$12,501	$29,444	$48,955	$(19,373)
Net income attributable to non-controlling interest	(37)	(27)	(99)	(46)
Net income (loss) attributable to Deluxe	12,464	29,417	48,856	(19,419)
Income allocated to participating securities	(9)	—	(27)	(42)
Re-measurement of share-based awards classified as liabilities	(329)	—	(329)	(794)
Income (loss) attributable to Deluxe available to common shareholders	$12,126	$29,417	$48,500	$(20,255)
Weighted-average shares outstanding	42,574	41,872	42,294	41,927
Dilutive impact of potential common shares	457	119	453	40
Weighted-average shares and potential common shares outstanding	43,031	41,991	42,747	41,967
Earnings (loss) per share – diluted	$0.28	$0.70	$1.13	$(0.48)
Antidilutive options excluded from calculation	2,314	2,086	2,314	2,160

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income (loss) was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income (loss)
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Realized loss on interest rate swap	$(371)	$(326)	$(1,035)	$(514)	Interest expense
Tax benefit	97	85	271	134	Income tax provision
Realized loss on interest rate swap, net of tax	(274)	(241)	(764)	(380)	Net income (loss)
Amortization of postretirement benefit plan items:
Prior service credit	355	355	1,066	1,066	Other income
Net actuarial loss	(407)	(575)	(1,221)	(1,725)	Other income
Total amortization	(52)	(220)	(155)	(659)	Other income
Tax (expense) benefit	(30)	12	(93)	35	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(82)	(208)	(248)	(624)	Net income (loss)
Total reclassifications, net of tax	$(356)	$(449)	$(1,012)	$(1,004)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2021 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2020	$(21,956)	$(90)	$(5,351)	$(14,036)	$(41,433)
Other comprehensive (loss) income before reclassifications	—	(208)	1,077	(679)	190
Amounts reclassified from accumulated other comprehensive loss	248	—	764	—	1,012
Net current-period other comprehensive income (loss)	248	(208)	1,841	(679)	1,202
Balance, September 30, 2021	$(21,708)	$(298)	$(3,510)	$(14,715)	$(40,231)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $72.

(2) Other comprehensive income before reclassifications is net of income tax expense of $382.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION

On June 1, 2021, we acquired all of the equity of First American in a cash transaction for $956,717, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in non-tax deductible goodwill of $732,520. The transaction resulted in goodwill as First American provides an end-to-end payments technology platform, which we believe will provide significant leverage to accelerate organic growth.

The acquisition was funded with cash on hand and proceeds from new debt. Information regarding our debt can be found in Note 12. The goodwill and results of operations of First American from the date of acquisition are included in the Payments segment.

The acquisition was accounted for as a business combination and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed was based upon preliminary valuations performed to determine the fair values of the acquired items as of the acquisition date. The valuations, particularly as they relate to intangible assets, are preliminary. They may be adjusted for up to one year after the closing date to reflect final valuations, as we continue to evaluate the various inputs utilized in the valuations. During the quarter ended September 30, 2021, we recorded measurement-period adjustments that included a $3,788 decrease in goodwill and a $3,694 increase in internal-use software. The following illustrates the preliminary allocation of the purchase price, as of September 30, 2021, to the assets acquired and liabilities assumed:

(in thousands)	Purchase price allocation
Accounts receivable	$27,296
Other current assets	8,533
Property, plant and equipment	9,873
Operating lease assets	24,396
Intangible assets:
Customer relationships	118,000
Partner relationships	67,000
Technology-based intangibles	66,000
Trade names	22,000
Internal-use software	6,111
Total intangible assets	279,111
Goodwill	732,520
Other non-current assets	350
Accounts payable	(18,475)
Funds held for customers	(9,428)
Accrued liabilities	(20,551)
Operating lease liabilities, non-current	(21,316)
Deferred income taxes	(51,216)
Other non-current liabilities	(4,376)
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired of $15,841	$956,717

Information regarding the useful lives of the acquired intangibles can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 8.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Our results of operations for the quarter ended September 30, 2021 included revenue of $82,485 and net income of $890 from the operations of First American. Our results of operations for the nine months ended September 30, 2021 included revenue of $109,828 and net income of $824 from the operations of First American. In addition, we incurred acquisition transaction costs of $208 for the quarter ended September 30, 2021 and $18,816 for the nine months ended September 30, 2021, which were included in SG&A expense in the consolidated statements of comprehensive income.

The following unaudited pro forma financial information summarizes our consolidated results of operations as though the acquisition occurred on January 1, 2020:

	Pro Forma Statements of Comprehensive Income (Loss)
	Quarter Ended September 30,	Nine Months Ended September 30,
(in thousands)	2020	2021	2020
Revenue	$628,356	$1,613,333	$1,664,644
Net income (loss) attributable to Deluxe	21,694	50,176	(58,565)
The unaudited pro forma financial information was prepared in accordance with our accounting policies, which can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K. The pro forma information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2020, with the consequential tax effects. The pro forma information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition (Note 12). The acquisition transaction costs we incurred are reflected in the pro forma results for the nine months ended September 30, 2020.

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

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). The interest rate swap, which terminates in March 2023, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $4,716 as of September 30, 2021 and $7,210 as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of September 30, 2021 and December 31, 2020 and its impact on consolidated net income (loss) and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

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

Second quarter 2021 goodwill impairment analyses – As a result of changes in our financial management reporting process during the second quarter of 2021, we concluded that a realignment of our reporting units was required. We analyzed goodwill for impairment immediately prior to this realignment by performing a qualitative analysis for the reporting units with goodwill. The qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the last quantitative analyses we completed. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The realignment of our reporting units, effective April 1, 2021, did not change the reporting units within our Cloud Solutions or Checks segments. Within our Payments segment, the number of reporting units increased from 1 to 4, and within our Promotional Solutions segment, the number of reporting units increased from 1 to 2. Upon completing the realignment, we reallocated the carrying value of goodwill to our new reporting units based on their relative fair values. Immediately subsequent to the realignment, we completed qualitative analyses for the reporting units that changed and to which goodwill was assigned. We determined that it was appropriate to perform qualitative assessments, given that our analysis indicated that the change in reporting units did not mask or prevent an impairment that existed at the time of the change. In completing the qualitative assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, no goodwill impairment charges were recorded during the quarter ended June 30, 2021.

2021 annual goodwill impairment analyses – In completing the 2021 annual impairment analysis of goodwill as of July 31, 2021, we elected to perform qualitative analyses for all of our reporting units. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses completed in prior periods. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair values of our reporting units were less than their carrying amounts.

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

Also during the nine months ended September 30, 2020, we recorded asset impairment charges of $7,514, primarily related to the rationalization of our real estate footprint, as well as internal-use software and a small business customer list. These assets were written down to their estimated fair values less costs to sell and the sale of the related real estate was completed during the quarter ended September 30, 2020.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the asset impairment analyses completed during the nine months ended September 30, 2020 was as follows:

		Fair value measurements using
	Fair value as of measurement date	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Impairment charge
(in thousands)		(Level 1)	(Level 2)	(Level 3)
Intangible assets (Cloud Solutions Web Hosting reporting unit)(1)	$2,172	$—	$—	$2,172	$17,678
Small business distributor	4,479	—	—	4,479	5,108
Other assets	11,210	—	—	11,210	7,514
Goodwill(2)					71,449
Total					$101,749

(1) The impairment charge consisted of $8,397 related to customer lists, $6,932 related to internal-use software and $2,349 related to other intangible assets.

(2) Amount presented here has been revised from what was previously reported to correct the error described in Note 1.

Business combination – On June 1, 2021, we acquired all of the equity of First American (Note 6). For all acquisitions, we are required to measure the fair value of the net identifiable tangible and intangible assets and liabilities acquired. The identifiable net assets acquired were comprised primarily of intangible assets, accounts receivable and operating lease assets and liabilities. The fair values of the customer relationship and partner relationship intangibles were estimated using the multi-period excess earnings method. This valuation model estimates revenues and cash flows derived from the asset and then deducts portions of the cash flow that can be attributed to supporting assets, such as a trade name or technology, that contributed to the generation of the cash flows. The resulting cash flow, which is attributable solely to the customer relationship or partner relationship asset, is then discounted at a rate of return commensurate with the risk of the asset to calculate a present value. Key assumptions used in the calculations included same-customer revenue and partner growth rates, estimated earnings, estimated customer and partner retention rates based on First American's historical information and the discount rate.

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
Recurring fair value measurements – Funds held for customers included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and an investment in a Canadian guaranteed investment certificate (GIC) with a maturity of 2 years. As of December 31, 2020, our debt securities also included a money market fund that was traded in an active market. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the GIC approximates its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. The cost of the money market fund approximated its fair value because of the short-term nature of the investment. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income (loss) and were not significant during the quarters or nine months ended September 30, 2021 and 2020.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Available-for-sale debt securities	Funds held for customers	13,302	13,302	—	13,302	—
Derivative liability (Note 7)	Other non-current liabilities	(4,716)	(4,716)	—	(4,716)	—
Amortized cost:
Cash	Cash and cash equivalents	121,064	121,064	121,064	—	—
Cash	Funds held for customers	129,180	129,180	129,180	—	—
Loans and notes receivable from distributors	Other current and non-current assets	21,729	21,683	—	—	21,683
Long-term debt	Current portion of long-term debt and long-term debt	1,776,167	1,821,713	—	1,821,713	—

				Fair value measurements using
		December 31, 2020		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income (loss):
Cash equivalents	Funds held for customers	$15,000	$15,000	$15,000	$—	$—
Available-for-sale debt securities	Funds held for customers	13,462	13,462	—	13,462	—
Derivative liability (Note 7)	Other non-current liabilities	(7,210)	(7,210)	—	(7,210)	—
Amortized cost:
Cash	Cash and cash equivalents	123,122	123,122	123,122	—	—
Cash	Funds held for customers	91,287	91,287	91,287	—	—
Loans and notes receivable from distributors	Other current and non-current assets	37,076	36,950	—	—	36,950
Long-term debt	Long-term debt	840,000	840,000	—	840,000	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 9: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel and relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency. Restructuring and integration expense is not allocated to our reportable business segments.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income (loss) as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total cost of revenue	$1,559	$(26)	$3,073	$831
Operating expenses	12,335	18,949	38,012	56,957
Restructuring and integration expense	$13,894	$18,923	$41,085	$57,788

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
External consulting fees	$6,432	$14,898	$19,355	$37,136
Internal labor	1,756	2,218	6,276	5,200
Employee severance benefits	1,293	752	3,167	10,870
Other	4,413	1,055	12,287	4,582
Restructuring and integration expense	$13,894	$18,923	$41,085	$57,788

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions are expected to be completed in the fourth quarter of 2021, and we expect most of the related severance payments to be paid by early 2022, utilizing cash from operations.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2020	$6,798
Charges	4,690
Reversals	(1,523)
Payments	(8,632)
Balance, September 30, 2021	$1,333

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income (loss) reconciles to the U.S. federal statutory tax rate as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020(1)
Income tax at federal statutory rate	21.0%	21.0%
Goodwill impairment charges (Note 8)	—	46.8%
State income tax expense, net of federal income tax benefit	3.1%	2.1%
Non-deductible acquisition costs	2.8%	—
Non-deductible executive compensation	1.7%	2.2%
Foreign tax rate differences	1.2%	4.3%
Tax impact of share-based compensation	0.8%	8.5%
Change in unrecognized tax benefits, including interest and penalties	0.4%	(3.3%)
Research and development tax credit	(0.8%)	(3.7%)
Payables and receivables for prior year tax returns	(0.3%)	3.2%
Non-taxable income from employee life insurance policies	(0.3%)	(1.1%)
Return to provision adjustments	(0.1%)	(2.6%)
Change in valuation allowances	—	0.9%
Other	0.2%	1.8%
Effective tax rate	29.7%	80.1%

(1) Amounts presented here have been revised from what was previously reported in the 2020 Form 10-K to correct the error described in Note 1.

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income (loss) and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$242	$478	$726	$1,434
Expected return on plan assets	(1,875)	(1,905)	(5,623)	(5,714)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	407	575	1,221	1,725
Net periodic benefit income	$(1,581)	$(1,207)	$(4,742)	$(3,621)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Senior, secured term loan facility	$1,116,563	$—
Senior, unsecured notes	500,000	—
Amounts drawn on senior, secured revolving credit facility	180,000	840,000
Total principal amount	1,796,563	840,000
Less: unamortized discount and debt issuance costs	(20,396)	—
Total debt, net of discount and debt issuance costs	1,776,167	840,000
Less: current portion of long-term debt, net of debt issuance costs	(57,167)	—
Long-term debt	$1,719,000	$840,000

Maturities of long-term debt were as follows as of September 30, 2021:

(in thousands)	Debt obligations
Remainder of 2021	$14,438
2022	57,750
2023	72,188
2024	86,625
2025	101,062
Thereafter	1,464,500
Total principal amount	$1,796,563

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

Interest is payable on the senior, secured credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under our credit facilities had a weighted-average interest rate of 2.63% as of September 30, 2021 and 2.01% as of December 31, 2020, including the impact of an interest rate swap that effectively converts $200,000 of our variable-rate debt to fixed rate debt. Further information regarding the interest rate swap can be found in Note 7.

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

Daily average amounts outstanding under our current and previous credit agreements were as follows:

(in thousands)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Daily average amount outstanding	$1,062,925	$1,016,896
Weighted-average interest rate	2.35%	2.12%

As of September 30, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(180,000)
Outstanding letters of credit(1)	(7,475)
Net available for borrowing as of September 30, 2021	$312,525

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 13: LEASES

Leases were reflected on the consolidated balance sheets as follows:

(in thousands)	September 30, 2021	December 31, 2020
Operating leases:
Operating lease assets	$58,442	$35,906

Accrued liabilities	$12,884	$11,589
Operating lease liabilities	49,827	28,344
Total operating lease liabilities	$62,711	$39,933
Weighted-average remaining lease term (in years)	5.5	4.7
Weighted-average discount rate	4.5%	3.1%

Finance leases:
Property, plant and equipment, gross	$35,575	$6,970
Accumulated depreciation	(7,136)	(6,324)
Property, plant and equipment, net	$28,439	$646

Accrued liabilities	$347	$459
Other non-current liabilities	27,202	140
Total finance lease liabilities	$27,549	$599
Weighted-average remaining lease term (in years)	15.8	1.5
Weighted-average discount rate	6.0%	2.0%

The components of lease expense were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$4,497	$5,006	$12,897	$15,044

Finance lease expense:
Amortization of right-of-use asset	$547	$187	$816	$561
Interest on lease liabilities	432	5	437	17
Total finance lease expense	$979	$192	$1,253	$578

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Supplemental cash flow information related to leases was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Lease assets obtained in exchange for lease obligations:
Operating leases(1)	$—	$—	$33,948	$10,105
Finance leases(2)	26,889	—	26,889	—

Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$3,653	$5,225	$12,649	$13,993
Operating cash flows from finance leases	2	5	7	17
Financing cash flows from finance leases	104	181	369	575

(1) Includes operating lease assets and related liabilities of $24,396 recorded in conjunction with the acquisition of First American in June 2021 (Note 6).

(2) Consists of a lease on a facility located in Minnesota that commenced in July 2021.

Maturities of lease liabilities were as follows as of September 30, 2021:

(in thousands)	Operating lease obligations	Finance lease obligations
Remainder of 2021	$4,032	$79
2022	18,545	1,313
2023	13,827	2,709
2024	12,668	2,743
2025	10,691	2,777
Thereafter	23,854	34,691
Total lease payments	83,617	44,312
Less lease incentives receivable	(10,250)	—
Less imputed interest	(10,656)	(16,763)
Present value of lease payments	$62,711	$27,549

NOTE 14: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of September 30, 2021 or December 31, 2020.

First American indemnification – Pursuant to the First American acquisition agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission investigation initiated in December 2019 seeking information to determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses are limited to the amount of an indemnity holdback, which will be our sole recourse for any such losses. Neither a liability for any fines nor any asset for the related holdback have been recorded in our consolidated financial statements as of September 30, 2021, as the amount cannot be reasonably estimated.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,738 as of September 30, 2021 and $9,046 as of December 31, 2020. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of September 30, 2021 or December 31, 2020.

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

NOTE 15: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased during the first nine months of 2021 and $287,452 remained available for repurchase under the authorization as of September 30, 2021. During the quarter ended June 30, 2021, we issued 294 thousand shares to employees of First American in conjunction with the acquisition (Note 6), resulting in cash proceeds of $13,000 during the quarter.

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

Segment information for the quarters and nine months ended September 30, 2021 and 2020 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Payments:
Revenue	$160,268	$74,675	$343,045	$223,886
Adjusted EBITDA	31,598	16,746	71,125	50,352
Cloud Solutions:
Revenue	69,497	63,758	199,784	193,600
Adjusted EBITDA	19,036	16,425	55,047	45,494
Promotional Solutions:
Revenue	130,330	124,929	389,825	385,667
Adjusted EBITDA	17,673	21,478	56,804	46,529
Checks:
Revenue	172,046	176,099	518,968	533,135
Adjusted EBITDA	77,254	84,954	240,979	258,392
Total segment:
Revenue	$532,141	$439,461	$1,451,622	$1,336,288
Adjusted EBITDA	145,561	139,603	423,955	400,767

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total segment adjusted EBITDA	$145,561	$139,603	$423,955	$400,767
Corporate operations	(42,832)	(37,090)	(133,259)	(131,101)
Depreciation and amortization expense	(41,906)	(27,972)	(102,929)	(83,065)
Interest expense	(21,494)	(5,083)	(35,548)	(18,254)
Pretax income attributable to non-controlling interest	37	21	99	46
Asset impairment charges	—	(2,760)	—	(101,749)
Restructuring, integration and other costs	(13,894)	(18,941)	(41,085)	(59,064)
CEO transition costs	—	—	—	(10)
Share-based compensation expense	(7,434)	(6,240)	(21,801)	(15,335)
Acquisition transaction costs	(208)	—	(18,816)	(9)
Certain legal-related (expense) benefit	(638)	—	(941)	2,165
Loss on sales of customer lists	—	—	—	(18)
Income (loss) before income taxes	$17,192	$41,538	$69,675	$(5,627)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$172,046	$172,046
Merchant services and other payments solutions	103,014	—	—	—	103,014
Forms and other products	—	—	68,646	—	68,646
Marketing and promotional solutions	—	—	61,684	—	61,684
Treasury management solutions	57,254	—	—	—	57,254
Data-driven marketing solutions	—	41,956	—	—	41,956
Web and hosted solutions	—	27,541	—	—	27,541
Total revenue	$160,268	$69,497	$130,330	$172,046	$532,141

	Quarter Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$176,099	$176,099
Merchant services and other payments solutions	19,257	—	—	—	19,257
Forms and other products	—	—	77,492	—	77,492
Marketing and promotional solutions	—	—	47,437	—	47,437
Treasury management solutions	55,418	—	—	—	55,418
Data-driven marketing solutions	—	30,508	—	—	30,508
Web and hosted solutions	—	33,250	—	—	33,250
Total revenue	$74,675	$63,758	$124,929	$176,099	$439,461

	Nine Months Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$518,968	$518,968
Merchant services and other payments solutions	170,431	—	—	—	170,431
Forms and other products	—	—	218,622	—	218,622
Marketing and promotional solutions	—	—	171,203	—	171,203
Treasury management solutions	172,614	—	—	—	172,614
Data-driven marketing solutions	—	115,120	—	—	115,120
Web and hosted solutions	—	84,664	—	—	84,664
Total revenue	$343,045	$199,784	$389,825	$518,968	$1,451,622

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$533,135	$533,135
Merchant services and other payments solutions	56,808	—	—	—	56,808
Forms and other products	—	—	234,735	—	234,735
Marketing and promotional solutions	—	—	150,932	—	150,932
Treasury management solutions	167,078	—	—	—	167,078
Data-driven marketing solutions	—	88,927	—	—	88,927
Web and hosted solutions	—	104,673	—	—	104,673
Total revenue	$223,886	$193,600	$385,667	$533,135	$1,336,288

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$150,594	$60,778	$124,571	$166,339	$502,282
Foreign, primarily Canada and Australia	9,674	8,719	5,759	5,707	29,859
Total revenue	$160,268	$69,497	$130,330	$172,046	$532,141

	Quarter Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$66,377	$55,755	$118,454	$170,865	$411,451
Foreign, primarily Canada and Australia	8,298	8,003	6,475	5,234	28,010
Total revenue	$74,675	$63,758	$124,929	$176,099	$439,461

	Nine Months Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$312,874	$173,555	$373,042	$501,152	$1,360,623
Foreign, primarily Canada and Australia	30,171	26,229	16,783	17,816	90,999
Total revenue	$343,045	$199,784	$389,825	$518,968	$1,451,622

	Nine Months Ended September 30, 2020
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$198,965	$169,917	$369,023	$516,961	$1,254,866
Foreign, primarily Canada and Australia	24,921	23,683	16,644	16,174	81,422
Total revenue	$223,886	$193,600	$385,667	$533,135	$1,336,288

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 17: RISKS AND UNCERTAINTIES

The impact on our business of the continuing COVID-19 pandemic continues to evolve. As such, we are uncertain of the impact on our future financial condition, liquidity and/or results of operations. This uncertainty affected several of the assumptions made and estimates used in the preparation of these consolidated financial statements. As discussed in Note 8, the COVID-19 pandemic resulted in a goodwill impairment triggering event during the first quarter of 2020, as the adverse economic effects of the pandemic materially decreased demand for the products and services we provide to our customers. The extent to which the pandemic will continue to impact our business depends on future developments, including the severity and duration of the pandemic, the impact of variants of the virus, the distribution and effectiveness of vaccines, business and workforce disruptions and the ultimate number of businesses that fail. Our evaluation of asset impairment required us to make assumptions about these future events over the life of the assets being evaluated. This required significant judgment and actual results may differ significantly from our estimates. As a result of the continuing impact of COVID-19, we may be required to record additional goodwill or other asset impairment charges in the future.

We held loans and notes receivable from our Promotional Solutions distributors of $21,729 as of September 30, 2021. These distributors sell our products and services primarily to small businesses, which have been significantly impacted by the COVID-19 pandemic. As of September 30, 2021, our allowance for expected credit losses on these receivables was $2,837. We utilized all information known to us in determining this allowance, as well as allowances related to our trade accounts receivable and unbilled receivables. If our assumptions prove to be incorrect, we may be required to record additional bad debt expense in the future. Additionally, uncertainty surrounding the impact of COVID-19 could affect estimates we made regarding inventory obsolescence and workers' compensation liabilities and thus, could result in additional expense in the future.

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

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). In addition, we discuss free cash flow, net debt, liquidity, adjusted diluted earnings per share (EPS) and consolidated adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future operating performance. For this reason, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in Consolidated Results of Operations.

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

EXECUTIVE OVERVIEW

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American) in a cash transaction for $956.7 million, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The results of First American are included in our Payments segment and included revenue of $82.5 million and a contribution of $16.3 million to Payments adjusted EBITDA for the third quarter of 2021 and revenue of $109.8 million and a contribution to Payments adjusted EBITDA of $21.5 million for the first nine months of 2021. The acquisition was funded with cash on hand and proceeds from new debt. Further information regarding the acquisition can be found under the caption "Note 6: Acquisition" and further information regarding our debt can be found under the caption "Note 12: Debt," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

COVID-19 impact – The COVID-19 pandemic began to impact our operations late in the first quarter of 2020. Information regarding the impact in 2020, as well as actions we took in response to the pandemic, can be found under the caption "Executive Overview" in Part II, Item 7 of the 2020 Form 10-K.

The impact of the pandemic continued in the first quarter of 2021 and was the main driver of the 9.3% decrease in revenue, as compared to the first quarter of 2020. During the second and third quarters of 2021, we saw some recovery in revenue volumes as the impacts of the pandemic lessened. Our customers resumed some of their marketing and promotional activities as government restrictions were lifted and vaccines became more widely available. Also contributing to the increase in data-driven marketing revenue was the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers. Business check volumes also continued to recover and within Payments, we continued with new customer implementations, some of which had been delayed, in part, due to impacts of the pandemic. Future impacts of the pandemic on our results of operations remain uncertain, as increases in infection rates and/or new variants of the virus could impact our customers' activities and our revenue volumes.

Despite the continuing challenges of the pandemic, net income improved for the first nine months of 2021, as compared to the first nine months of 2020, and adjusted EBITDA margin remained strong at 20.0% for the first nine months of 2021. Cash provided by operating activities decreased $17.6 million for the first nine months of 2021, as compared to the first nine months of 2020, driven by investments in our business, including transaction costs related to the acquisition of First American and investments in software-as-a-service (SaaS) solutions we are utilizing, including a new enterprise resource planning system. Additionally, the prior year benefited from the deferral of federal payroll tax payments under the CARES Act and temporary salary and other cost reductions implemented in response to the COVID-19 pandemic. Free cash flow decreased $56.0 million for the first nine months of 2021, as compared to the first nine months of 2020, including a $38.4 million increase in purchases of capital assets, as we continue investments to support our long-term growth. Total debt as of September 30, 2021 was $1.78 billion, reflecting the additional debt we incurred in the second quarter of 2021 to complete the First American acquisition. Net debt as of September 30, 2021 was $1.66 billion. We held cash and cash equivalents of $121.1 million as of September 30, 2021, and liquidity was $433.6 million. Our capital allocation priorities are to responsibly invest in growth, pay our dividend, reduce debt and return value to our shareholders. We will evaluate future share repurchases on an opportunistic basis.

2021 results vs. 2020 – Numerous factors drove the increase in net income for the first nine months of 2021, as compared to the first nine months of 2020. The primary factor was a decrease in asset impairment charges of $101.7 million, as compared to 2020. Other factors that increased net income included:

•revenue growth resulting from some recovery from the impacts of the COVID-19 pandemic, as well as new business in all of our segments resulting from the success of our One Deluxe strategy;

•actions taken to reduce costs as we continually evaluate our cost structure;

•an $18.0 million decrease in restructuring, integration and other costs; and

•an $11.4 million decrease in bad debt expense, primarily driven by allowances recorded in 2020 related to notes receivable from our Promotional Solutions distributors, as well as trade accounts receivable.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks and business forms and the 2020 decision to exit certain product lines within Cloud Solutions;

•acquisition transaction costs of $18.8 million in 2021 related to the First American acquisition;

•a $17.3 million increase in interest expense resulting from debt issued to complete the First American acquisition;

•increased investments in our growth, primarily costs related to sales and financial management tools;

•the benefit in the prior year of approximately $10.0 million from temporary actions taken in response to the COVID-19 pandemic, including savings from a temporary salary reduction, furloughs and other actions, net of incremental costs we incurred in 2020 related to our response to the pandemic;

•inflationary pressures on hourly wages, materials and delivery;

•the impact of the COVID-19 pandemic on our revenue volume in the first quarter of 2021, as compared to the first quarter of 2020; and

•a $6.5 million increase in share-based compensation expense.

Diluted EPS of $1.13 for the first nine months of 2021, as compared to diluted loss per share of $0.48 for the first nine months of 2020, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher average shares outstanding in 2021. Adjusted diluted EPS for the first nine months of 2021 was $3.62, compared to $3.70 for the first nine months of 2020, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven primarily by the continuing secular decline in checks and business forms, various investments in our growth, the benefit in the prior year of temporary actions taken in response to the COVID-19 pandemic, inflationary pressures on hourly wages, materials and delivery, and the negative impact of the COVID-19 pandemic on our first quarter year-over-year revenue volumes. These decreases in adjusted EPS were partially offset by the impact of new client wins in all of our segments, continuing recovery of reduced revenue volumes from the impact of the COVID-19 pandemic, various cost savings actions across functional areas and lower bad debt expense. A reconciliation of diluted earnings (loss) per share to adjusted diluted EPS can be found in Consolidated Results of Operations.

Asset impairment charges – Net loss for the first nine months of 2020 included pretax asset impairment charges of $101.7 million, or $1.53 per share. The impairment charges related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units, as well as amortizable intangibles of our Cloud Solutions Web Hosting reporting unit, resulting from the estimated impact of the COVID-19 pandemic on the operating results of these businesses. Further information regarding these impairment charges can be found under the caption "Note 8: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2020 Form 10-K. We continue to be encouraged by the success of our One Deluxe strategy. We have made significant progress in the integration of our various technology platforms, developed an enterprise-class sales organization, assembled a talented management team, and built an organization focused on developing new and improved products. As a result, we are seeing the positive impact of new client wins in all of our segments and we determined that we were positioned to augment our business through meaningful acquisitions. As such, we completed the acquisition of First American on June 1, 2021. We believe that First American's end-to-end payments technology platform is providing significant leverage that will continue to accelerate organic revenue growth.

Outlook for 2021

We expect our revenue to increase 10% to 12% for the full year, as compared to 2020. We expect that our adjusted EBITDA margin for the full year will be between 20.0% and 21.0%, and we anticipate that our adjusted annual effective tax rate for 2021 will be approximately 25.0%. These estimates assume a continued economic recovery and are subject to, among other things, the macroeconomic unknowns associated with the COVID-19 pandemic, including supply chain constraints, labor supply issues and inflation.

As of September 30, 2021, we held cash and cash equivalents of $121.1 million and $312.5 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $95.0 million and $105.0 million for the full year, as we continue with important transformation work, innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months. We were in compliance with our debt covenants as of September 30, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$532,141	$439,461	21.1%	$1,451,622	$1,336,288	8.6%

The increases in total revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven, in part, by the First American acquisition, which contributed revenue of $82.5 million to the Payments segment in the third quarter of 2021 and $109.8 million for the first nine months of 2021. In addition, revenue benefited from new clients in all of our segments, resulting from the success of our One Deluxe strategy. We also experienced some recovery of volume declines resulting from the impact of the COVID-19 pandemic, as discussed in Executive Overview. Also contributing to the revenue increase was increased data-driven marketing revenue within Cloud Solutions, resulting in part, from the continuation of low interest rates and an improving credit risk environment, which drove increased marketing efforts by our banking and mortgage lending customers. Partially offsetting these increases in revenue was the continuing secular decline in order volume for checks and business forms, and sales of personal protective equipment (PPE) decreased approximately $3.0 million for the third quarter of 2021 and $22.0 million for the first nine months of 2021, as compared to the prior year periods. Within Cloud Solutions' web and hosted solutions revenue, our 2020 decision to exit certain product lines resulted in a revenue decline of $4.8 million for the third quarter of 2021 and $17.2 million for the first nine months of 2021, as compared to the same periods in 2020.

Service revenue represented 37.5% of total revenue for the first nine months of 2021 and 32.0% for the first nine months of 2020. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption: "Note 16: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payments	30.1%	17.0%	23.6%	16.7%
Cloud Solutions	13.1%	14.5%	13.8%	14.5%
Promotional Solutions	24.5%	28.4%	26.9%	28.9%
Checks	32.3%	40.1%	35.7%	39.9%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total cost of revenue	$244,151	$174,461	39.9%	$629,237	$538,792	16.8%
Total cost of revenue as a percentage of total revenue	45.9%	39.7%	6.2 pts.	43.3%	40.3%	3.0 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were primarily attributable to the additional costs resulting from the First American acquisition, including acquisition amortization, as well as the increase in revenue resulting from new client wins in all of our segments and some recovery of volume declines driven by the impact of the COVID-19 pandemic. In addition, we experienced some inflationary pressures on hourly wages, materials and delivery. Partially offsetting these increases in total cost of revenue were reduced revenue volumes from the continuing secular decline in checks and business forms, as well as the decline in PPE revenue volume in 2021 and a net benefit in 2021 driven by incremental costs incurred in 2020 related to our response to the pandemic. Total cost of revenue as a percentage of total revenue increased for the third quarter and first nine months of 2021, as compared to the same periods in 2020, due primarily to the impact of the First American acquisition, inflationary pressures, the mix of data-driven marketing clients and the mix of Promotional Solutions revenue. In addition, restructuring and integration costs increased $1.6 million for the third quarter of 2021 and $2.2 million for the first nine months of 2021, as compared to the same periods in 2020. We anticipate that much of the inflationary pressures we have been experiencing will be offset by price increases in future periods.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
SG&A expense	$239,251	$198,871	20.3%	$685,593	$634,645	8.0%
SG&A expense as a percentage of total revenue	45.0%	45.3%	(0.3) pts.	47.2%	47.5%	(0.3) pts.

The increases in SG&A expense for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven primarily by the operating costs of First American of $19.3 million for the third quarter of 2021 and $25.7 million for the first nine months of 2021. In addition, we incurred transaction costs of $18.8 million related to the acquisition during the first nine months of 2021 and expense for SaaS solutions that we are utilizing, primarily related to sales and financial management tools, also increased as we continue to invest in our growth strategy. Acquisition amortization increased $9.0 million for the third quarter of 2021 and $12.5 million for the first nine months of 2021, driven primarily by the First American acquisition, and the prior year periods benefited approximately $7.0 million for the third quarter and $12.0 for the first nine months of the year from temporary actions taken in response to the COVID-19 pandemic in 2020, net of incremental costs we incurred in 2020 related to our response to the pandemic. Commission expense also increased due to the continuing recovery of revenue volume impacted by the COVID-19 pandemic, and share-based compensation expense increased $1.3 million for the third quarter of 2021 and $6.1 million for the first nine months of 2021.

Partially offsetting these increases in SG&A expense were various cost reduction actions, including efficiencies in sales, marketing and our corporate support functions. In addition, for the first nine months of 2021, bad debt expense decreased $11.4 million, primarily due to allowances recorded in 2020 related to notes receivable from our Promotional Solutions distributors, as well as trade accounts receivable. Commission expense related to sales of PPE also decreased along with the lower sales volume in 2021.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Restructuring and integration expense	$12,335	$18,949	$(6,614)	$38,012	$56,957	$(18,945)

Over the past 2 years, we pursued several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. As we completed certain of these initiatives, our restructuring and integration expense decreased for the third quarter and first nine months of 2021, as compared to the same periods in 2020. Further information regarding these costs can be found under Restructuring, Integration and Other Costs.

Asset Impairment Charges

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Asset impairment charges	$—	$2,760	$(2,760)	$—	$101,749	$(101,749)

We did not record any asset impairment charges during the third quarter or first nine months of 2021. During the third quarter of 2020, we recorded asset impairment charges of $2.8 million, primarily related to the assets of a small business distributor that we previously purchased. During the first nine months of 2020, we recorded asset impairment charges of $101.7 million, related primarily to the goodwill of our Promotional Solutions and Cloud Solutions Web Hosting reporting units and amortizable intangibles of our Cloud Solutions Web Hosting reporting unit, resulting from the estimated impact of the COVID-19 pandemic on the operating results of these businesses. Further information regarding these charges can be found under the caption "Note 8: Fair Value Measurements" of the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report and under the caption "Critical Accounting Policies" in Part II, Item 7 of the 2020 Form 10-K.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Interest expense	$21,494	$5,083	322.9%	$35,548	$18,254	94.7%
Weighted-average debt outstanding	1,833,408	1,058,478	73.2%	1,286,368	1,042,350	23.4%
Weighted-average interest rate	4.1%	1.9%	2.2 pts.	3.3%	2.2%	1.1 pts.

The increases in interest expense for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven primarily by the increase in our weighted-average interest rate in 2021, due in part, to the $500.0 million notes issued in June 2021 with an interest rate of 8.0%. The increase in the amount of debt outstanding driven by the issuance of debt to fund the First American acquisition also negatively impacted interest expense. Further information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Income tax provision	$4,691	$12,094	(61.2%)	$20,720	$13,746	50.7%
Effective income tax rate	27.3%	29.1%	(1.8) pts.	29.7%	(244.3%)	274.0 pts.

The decrease in our effective tax rate for the third quarter of 2021, as compared to the third quarter of 2020, was driven primarily by favorable discrete tax items in 2021, which reduced our third quarter 2021 tax rate by 1.4 points, compared to the impact of discrete tax expense in the third quarter of 2020. The discrete tax items consisted primarily of the tax impact of share-based compensation.

The increase in our effective tax rate for the first nine months of 2021, as compared to the first nine months of 2020, was largely due to the impact of the nondeductible portion of the goodwill impairment charges in the first quarter of 2020, which lowered our 2020 effective income tax rate by 228.1 points. In addition, the tax impact of share-based compensation resulted in a 35.7 point increase in our effective income tax rate, as compared to 2020. Our unitary state tax rate also increased, largely due to the impact of the First American acquisition, and the nondeductible acquisition costs related to the First American acquisition increased our effective tax rate by 2.8 points for the first nine months of 2021. Further information regarding our effective income tax rate for the first nine months of 2021, as compared to our 2020 annual effective income tax rate, can be found under the caption: "Note 10: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Net Income (Loss) / Diluted Earnings (Loss) Per Share

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	Change	2021	2020	Change
Net income (loss)	$12,501	$29,444	(57.5%)	$48,955	$(19,373)	352.7%
Diluted earnings (loss) per share	0.28	0.70	(60.0%)	1.13	(0.48)	335.4%
Adjusted diluted EPS(1)	1.10	1.47	(25.2%)	3.62	3.70	(2.2%)

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted diluted EPS.

The decreases in net income and diluted EPS for the third quarter of 2021, as compared to the third quarter of 2020, were due primarily to a $16.4 million increase in interest expense, resulting from debt issued to complete the First American acquisition. In addition, expense for our SaaS solutions increased, primarily related to sales and financial management tools we are utilizing to advance our growth strategy, and the prior year benefited approximately $6.0 million from temporary actions taken in response to the COVID-19 pandemic, net of incremental costs we incurred in 2020 related to our response to the pandemic. Net income was also negatively impacted by the continuing secular decline in checks and business forms, the 2020 decision to exit certain product lines within Cloud Solutions and inflationary pressures on hourly wages, materials and delivery. Diluted EPS also decreased due to the higher amount of shares outstanding in 2021. These decreases in net income and diluted EPS were partially offset by new client wins in all of our segments and the continuing revenue volume recovery from the impacts of the COVID-19 pandemic. In addition, restructuring, integration and other costs decreased $5.0 million for the third quarter of 2021 and net income benefited from actions taken to reduce costs, as we continue to evaluate our cost structure.

The decrease in adjusted diluted EPS for the third quarter of 2021, as compared to the third quarter of 2020, was driven by the same factors discussed above that impacted diluted EPS, with the exception of the decrease in restructuring, integration and other costs. In addition, adjusted diluted EPS benefited from the contribution of the First American acquisition, as adjusted diluted EPS excludes the associated acquisition amortization of $11.9 million for the third quarter of 2021.

The increases in net income, diluted EPS and adjusted diluted EPS for the first nine months of 2021, as compared to the first nine months of 2020, were driven by the factors outlined in Executive Overview - 2021 results vs. 2020.

Adjusted EBITDA

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Adjusted EBITDA(1)	$102,729	$102,513	0.2%	$290,696	$269,666	7.8%
Adjusted EBITDA margin	19.3%	23.3%	(4.0) pts.	20.0%	20.2%	(0.2) pts.

(1) See the following Reconciliation of Non-GAAP Financial Measures section, which illustrates how we calculate adjusted EBITDA.

Adjusted EBITDA was virtually unchanged for the third quarter of 2021, as compared to the third quarter of 2020. Adjusted EBITDA for the third quarter benefited from the contribution from the First American acquisition of $16.3 million, new client wins in all of our segments, the continuing revenue volume recovery from the impacts of the COVID-19 pandemic and actions taken to reduce costs, as we continue to evaluate our cost structure. Offsetting these benefits to adjusted EBITDA was increased expense for our SaaS solutions, primarily related to sales and financial management tools we are utilizing to advance our growth strategy, the net benefit in the prior year from temporary actions taken in response to the COVID-19 pandemic, the continuing secular decline in checks and business forms, the 2020 decision to exit certain product lines within Cloud Solutions and inflationary pressures on hourly wages, materials and delivery. Adjusted EBITDA margin decreased for the third quarter of 2021, as compared to the third quarter of 2020, driven by the planned technology investments and inflationary pressures on hourly wages, materials and delivery, as well as the mix of data-driven marketing clients, the mix of Promotional Solutions revenue and the benefit in the prior year from temporary actions taken in response to the COVID-19 pandemic.

The increase in adjusted EBITDA for the first nine months of 2021, as compared to the first nine months of 2020, was driven primarily by the contribution from the First American acquisition of $21.5 million, new client wins in all of our segments, the continuing revenue volume recovery from the impacts of the COVID-19 pandemic, cost reductions and the $11.4 million reduction in bad debt expense. These increases in adjusted EBITDA were partially offset by the continuing secular decline in checks and business forms, increased costs related to our sales and financial management tools, the net benefit in the prior year from temporary salary and other cost reductions we implemented in response to the COVID-19 pandemic, the 2020 decision to exit certain product lines within Cloud Solutions, and inflationary pressures on hourly wages, materials and delivery.

Reconciliation of Non-GAAP Financial Measures

We have not reconciled the adjusted EBITDA or adjusted effective income tax rate outlook guidance for 2021 to the directly comparable GAAP financial measures because we do not provide outlook guidance for net income or pretax income or the reconciling items between these measures and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of these forward-looking reconciling items, including asset impairment charges; restructuring, integration and other costs; and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measures is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$149,229	$166,811
Purchases of capital assets	(81,081)	(42,707)
Free cash flow	$68,148	$124,104

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

Total debt reconciles to net debt as follows:

(in thousands)	September 30, 2021	December 31, 2020
Total debt	$1,776,167	$840,000
Cash and cash equivalents	(121,064)	(123,122)
Net debt	$1,655,103	$716,878

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

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$121,064	$123,122
Amount available for borrowing under revolving credit facility	312,525	302,342
Liquidity	$433,589	$425,464

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

Diluted earnings (loss) per share reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net income (loss)	$12,501	$29,444	$48,955	$(19,373)
Net income attributable to non-controlling interest	(37)	(27)	(99)	(46)
Net income (loss) attributable to Deluxe	12,464	29,417	48,856	(19,419)
Asset impairment charges	—	2,760	—	101,749
Acquisition amortization	25,202	13,618	55,730	42,031
Restructuring, integration and other costs	13,894	18,941	41,085	59,064
CEO transition costs	—	—	—	10
Share-based compensation expense	7,434	6,240	21,801	15,335
Acquisition transaction costs	208	—	18,816	9
Certain legal-related expense (benefit)	638	—	941	(2,165)
Loss on sales of customer lists	—	—	—	18
Adjustments, pretax	47,376	41,559	138,373	216,051
Income tax provision impact of pretax adjustments(1)	(12,027)	(9,396)	(32,199)	(39,951)
Adjustments, net of tax	35,349	32,163	106,174	176,100
Adjusted net income attributable to Deluxe	47,813	61,580	155,030	156,681
Income allocated to participating securities	(35)	—	(116)	(77)
Re-measurement of share-based awards classified as liabilities	(339)	60	(339)	(803)
Adjusted income attributable to Deluxe available to common shareholders	$47,439	$61,640	$154,575	$155,801

Weighted average shares and potential common shares outstanding	43,031	41,991	42,747	41,967
Adjustment(2)	—	42	(11)	127
Adjusted weighted average shares and potential common shares outstanding	43,031	42,033	42,736	42,094

GAAP diluted earnings (loss) per share	$0.28	$0.70	$1.13	$(0.48)
Adjustments, net of tax	0.82	0.77	2.49	4.18
Adjusted diluted EPS	$1.10	$1.47	$3.62	$3.70

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

Net income (loss) reconciles to adjusted EBITDA as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$12,501	$29,444	$48,955	$(19,373)
Pretax income attributable to non-controlling interest	(37)	(21)	(99)	(46)
Depreciation and amortization expense	41,906	27,972	102,929	83,065
Interest expense	21,494	5,083	35,548	18,254
Income tax provision	4,691	12,094	20,720	13,746
Asset impairment charges	—	2,760	—	101,749
Restructuring, integration and other costs	13,894	18,941	41,085	59,064
CEO transition costs	—	—	—	10
Share-based compensation expense	7,434	6,240	21,801	15,335
Acquisition transaction costs	208	—	18,816	9
Certain legal-related expense (benefit)	638	—	941	(2,165)
Loss on sales of customer lists	—	—	—	18
Adjusted EBITDA	$102,729	$102,513	$290,696	$269,666

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs primarily consist of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel and relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In addition to restructuring and integration expense, we also recognized certain business transformation costs during 2020 related to optimizing our business processes in line with our growth strategy.

The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2021 are expected to be completed in the fourth quarter of 2021, and we expect most of the related severance payments to be paid by early 2022. As a result of our employee reductions, we expect to realize cost savings of approximately $40.0 million in SG&A expense and $1.0 million in total cost of revenue in 2021, in comparison to our 2020 results of operations. Note that these savings in labor costs are partially offset by increased labor costs associated with new employees, as we restructure certain activities and strive for the optimal mix of employee skill sets that will support our growth strategy.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$160,268	$74,675	114.6%	$343,045	$223,886	53.2%
Adjusted EBITDA	31,598	16,746	88.7%	71,125	50,352	41.3%
Adjusted EBITDA margin	19.7%	22.4%	(2.7) pts.	20.7%	22.5%	(1.8) pts.

The increases in total revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven by revenue of $82.5 million from the First American acquisition for the third quarter of 2021 and $109.8 million for the first nine months of 2021, as well as growth in our core payments businesses, primarily digital payments, receivables management and lockbox processing. We continued with new customer implementations, some of which had been delayed, in part, due to impacts of the pandemic. We expect continued growth in this segment in the fourth quarter of 2021, as we continue to benefit from new client implementations.

The increases in adjusted EBITDA for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven by the contribution of $16.3 million from the First American acquisition for the third quarter of 2021 and $21.5 million for the first nine months of 2021, as well as the revenue growth in our core payments businesses. In addition, adjusted EBITDA benefited from cost reduction actions. These increases in adjusted EBITDA were partially offset by continued sales and information technology investments, the benefit in the prior year of the temporary salary and other cost reductions in response to the COVID-19 pandemic and inflationary pressures on our cost structure. For the first nine months of 2021, adjusted EBITDA was also negatively impacted by costs related to the winter storms in February 2021. Adjusted EBITDA margin decreased for the third quarter and first nine months of 2021, as compared to the same periods in 2020, as the investments in the business and the inflationary pressures exceeded the benefit of the revenue increases. As we continue to invest in this business, we expect adjusted EBITDA margin to remain in the low 20% range for the full year and we anticipate that much of the inflationary pressures will be offset by price increases in future periods.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$69,497	$63,758	9.0%	$199,784	$193,600	3.2%
Adjusted EBITDA	19,036	16,425	15.9%	55,047	45,494	21.0%
Adjusted EBITDA margin	27.4%	25.8%	1.6 pts.	27.6%	23.5%	4.1 pts.

The increases in total revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven by growth in data-driven marketing resulting from new clients and from increased marketing efforts by our banking and mortgage lending customers due to the continuation of low interest rates and an improving credit risk environment. Data-driven marketing revenue also increased as many of our customers reactivated marketing campaigns that had been put on hold due to the COVID-19 pandemic. Overall, data-driven marketing revenue increased 37.5% for the third quarter of 2021 and 29.5% for the first nine months of 2021, as compared to the same periods in 2020. In addition, we signed several new data-driven marketing clients during the third quarter that we expect will benefit us in future periods. Within web and hosted solutions revenue, our 2020 decision to exit certain product lines resulted in a revenue decline of $4.8 million for the third quarter of 2021 and $17.2 million for the first nine months of 2021, as compared to the same periods in 2020. In the fourth quarter of 2021, we expect the pace of customer spending to moderate, and as a result, we expect mid-single digit revenue growth.

Adjusted EBITDA and adjusted EBITDA margin for the third quarter and first nine months of 2021 increased compared to the same periods in 2020, due to the revenue growth, as well as various cost reduction actions to bring expenses in line with our post-COVID-19 operating model. In addition, adjusted EBITDA benefited from the timing and type of customer marketing campaigns in each period. Partially offsetting these increases in adjusted EBITDA was the benefit in the prior year of the temporary salary and other reductions we implemented in response to the COVID-19 pandemic. We anticipate that adjusted EBITDA margin in the fourth quarter of 2021 will be in the low-to-mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$130,330	$124,929	4.3%	$389,825	$385,667	1.1%
Adjusted EBITDA	17,673	21,478	(17.7%)	56,804	46,529	22.1%
Adjusted EBITDA margin	13.6%	17.2%	(3.6) pts.	14.6%	12.1%	2.5 pts.

The increases in total revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven by some recovery of volume declines resulting from the impact of the COVID-19 pandemic, as our business customers began to resume a more normal level of activity. Additionally, revenue benefited from new clients during both periods. Partially offsetting these revenue increases was the continuing secular decline in business forms, and sales of PPE decreased approximately $3.0 million for the third quarter of 2021 and $22.0 million for the first nine months of 2021, as compared to the prior year periods.

Adjusted EBITDA and adjusted EBITDA margin for the third quarter of 2021 decreased compared to the third quarter of 2020, driven by inflationary pressures on hourly wages, materials and delivery, as well as unfavorable product mix and the benefit in the prior year of temporary actions taken in response to the COVID-19 pandemic. Partially offsetting these decreases in adjusted EBITDA was revenue from new clients and the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic, as well as the benefit of various cost reduction actions.

Adjusted EBITDA and adjusted EBITDA margin for the first nine months of 2021 increased compared to the first nine months of 2020, driven by lower bad debt expense, related to notes receivable from distributors and trade accounts receivable, as well as the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic, revenue from new clients and the benefit of various cost reduction actions. These increases in adjusted EBITDA were partially offset by information technology investments, the benefit in the prior year of temporary salary and other cost reductions in response to the COVID-19 pandemic, and inflationary pressures on hourly wages, materials and delivery. We anticipate that much of the inflationary pressures will be offset by price increases in future periods. For the fourth quarter of 2021, we expect adjusted EBITDA margin to improve to the mid teens, as a result of our cost reduction actions, including changes in key distribution relationships, and the impact of price increases.

Checks

Results for our Checks segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	Change	2021	2020	Change
Total revenue	$172,046	$176,099	(2.3%)	$518,968	$533,135	(2.7%)
Adjusted EBITDA	77,254	84,954	(9.1%)	240,979	258,392	(6.7%)
Adjusted EBITDA margin	44.9%	48.2%	(3.3) pts.	46.4%	48.5%	(2.1) pts.

The decreases in total revenue for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven primarily by the expected continuing secular decline in checks. Partially offsetting this impact was the continuing recovery of volume declines resulting from the impact of the COVID-19 pandemic, primarily business check volumes, as well as the impact of new client wins. We anticipate that the revenue decline for the full year will be in the low-single digits.

The decreases in adjusted EBITDA and adjusted EBITDA margin for the third quarter and first nine months of 2021, as compared to the same periods in 2020, were driven by information technology investments, inflationary pressures on hourly wages, materials and delivery, and the revenue decline. These decreases were partially offset by various cost reduction initiatives and lower bad debt expense. Going forward, we expect that selective price increases will help mitigate the inflationary pressures on our cost structure.

CASH FLOWS AND LIQUIDITY

As of September 30, 2021, we held cash and cash equivalents of $121.1 million, as well as restricted cash and restricted cash equivalents included in funds held for customers and in other non-current assets of $132.0 million. The following table shows our cash flow activity for the nine months ended September 30, 2021 and 2020, and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Net cash provided by operating activities	$149,229	$166,811	$(17,582)
Net cash used by investing activities	(1,036,361)	(31,668)	(1,004,693)
Net cash provided by financing activities	911,620	93,359	818,261
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(793)	(3,297)	2,504
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$23,695	$225,205	$(201,510)
Free cash flow(1)	$68,148	$124,104	$(55,956)

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $17.6 million for the first nine months of 2021, as compared to the first nine months of 2020, driven primarily by investments in our business, including transaction costs related to the acquisition of First American and increased subscription and implementation costs related to SaaS solutions we are utilizing, including a new enterprise resource planning system. Additionally, operating cash flow was negatively impacted by the continuing secular decline in checks and business forms and the prior year benefited from the deferral of federal payroll tax payments under the CARES Act and from temporary salary and other cost reductions implemented in response to the COVID-19 pandemic. These decreases in operating cash flow were partially offset by the contribution from First American, improved working capital management, the benefit of new clients and various cost saving actions, and the continuing recovery of revenue declines from the COVID-19 pandemic. Additionally, performance-based compensation payments decreased $8.6 million, based on our 2020 performance.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Prepaid product discount payments	$27,049	$24,947	$2,102
Interest payments	18,179	17,929	250
Income tax payments	16,768	18,175	(1,407)
Performance-based compensation payments(1)	12,192	20,799	(8,607)
Severance payments	8,632	11,985	(3,353)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2021 was $1,004.7 million higher than the first nine months of 2020, driven primarily by the acquisition of First American, an increase in purchases of capital assets of $38.4 million, as we continue to invest in our business, and a decrease of $7.1 million in proceeds from facility sales resulting from the continuing evaluation of our real estate footprint.

Net cash provided by financing activities for the first nine months of 2021 was $818.3 million higher than the first nine months of 2020, driven by net proceeds from the debt we issued to complete the First American acquisition. Also contributing to the increase was the net change in customer funds obligations in each period and a decrease in common share repurchases of $14.0 million, as we suspended our share repurchase program in the second quarter of 2020 in response to the COVID-19 pandemic. Proceeds from issuing shares increased $13.0 million, as certain employees of First American purchased our stock in conjunction with the acquisition in the second quarter of 2021.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	$(956,717)	$—	$(956,717)
Net change in debt	949,412	156,500	792,912
Purchases of capital assets	(81,081)	(42,707)	(38,374)
Cash dividends paid to shareholders	(38,695)	(38,057)	(638)
Payments for debt issuance costs	(18,153)	—	(18,153)
Proceeds from issuing shares	16,031	3,048	12,983
Net change in customer funds obligations	14,913	(9,375)	24,288
Payments for common shares repurchased	—	(14,000)	14,000
Proceeds from sales of facilities	2,648	9,713	(7,065)

As of September 30, 2021, our foreign subsidiaries held cash and cash equivalents of $120.8 million. Deferred income taxes have not been recognized on unremitted earnings of our foreign subsidiaries, as these amounts are intended to be reinvested indefinitely in the operations of those subsidiaries. If we were to repatriate all of our foreign cash and cash equivalents into the U.S. at one time, we estimate we would incur a foreign withholding tax liability of approximately $6.0 million, notwithstanding any tax planning strategies that might be available.

As of September 30, 2021, $312.5 million was available for borrowing under our $500.0 million revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations and debt service requirements for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.80 billion as of September 30, 2021 and $840.0 million as of December 31, 2020. Further information concerning our outstanding debt can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$200,000	4.0%	$200,000	3.3%	$—
Floating interest rate	1,596,563	4.1%	640,000	1.6%	956,563
Debt principal	1,796,563	4.1%	840,000	2.0%	956,563
Shareholders’ equity	557,866		513,392		44,474
Total capital	$2,354,429		$1,353,392		$1,001,037

(1) The fixed interest rate amount includes the amount outstanding under our variable-rate debt that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the first nine months of 2021 and $287.5 million remained available for repurchase under this authorization as of September 30, 2021. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of September 30, 2021, total commitments under our revolving credit facility were $500.0 million. The credit facility matures in June 2026. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement.

Information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. We were in compliance with our debt covenants as of September 30, 2021, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million.

As of September 30, 2021, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(180,000)
Outstanding letters of credit(1)	(7,475)
Net available for borrowing as of September 30, 2021	$312,525

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION
Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" and information regarding the impact of the First American acquisition on our consolidated balance sheet as of September 30, 2021 can be found under the caption "Note 6: Acquisition," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Finance lease – During the third quarter of 2021, a lease for a facility located in Minnesota commenced and was recorded on the consolidated balance sheet as a finance lease. The lease resulted in an increase in property, plant and equipment and an increase in lease obligations of $26.9 million. Further information regarding our finance leases, including their maturities, can be found under the caption "Note 13: Leases" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the nine months ended September 30, 2021 and 2020 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $27.0 million for the first nine months of 2021 and $24.9 million for the first nine months of 2020.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $11.8 million as of September 30, 2021 and $14.4 million as of December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND CONTRACTUAL OBLIGATIONS

It is not our general business practice to enter into off-balance sheet arrangements or to guarantee the performance of third parties. In the normal course of business we periodically enter into agreements that incorporate general indemnification language. These indemnifications encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of September 30, 2021 or December 31, 2020. Further information regarding our liabilities related to self-insurance and litigation can be found under the caption “Note 14: Other Commitments and Contingencies” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We are not engaged in any transactions, arrangements or other relationships with unconsolidated entities or third parties that are reasonably likely to have a material effect on our liquidity or on our access to, or requirements for, capital resources. We have not established any special purpose entities other than our agreement to form MedPay Exchange LLC (MPX), doing business as Medical Payment Exchange, which delivers payments to healthcare providers from insurance companies and other payers. This entity is a variable interest entity (VIE), as defined in Accounting Standards Codification Topic 810, Consolidation. Further information regarding our accounting for this entity can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2020 Form 10-K. We did not enter into any material related party transactions during the first nine months of 2021 or during 2020.

A table of our contractual obligations was provided in the MD&A section of the 2020 Form 10-K. During the first quarter of 2021, we extended a SaaS contract and in October 2021, we executed an outsourcing services contract. These contracts increased our contractual obligations by approximately $64.0 million. Of this amount, approximately $34.0 million is payable in 2021 through 2022, with the remainder payable in 2023 through 2024.

During the second quarter of 2021, we issued new debt to fund the acquisition of First American. Information regarding the maturities of our debt obligations can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. In conjunction with the First American acquisition, we assumed operating lease liabilities of $24.4 million, and during the third quarter of 2021, a finance lease on a facility located in Minnesota commenced. Information regarding the maturities of our lease obligations can be found under the caption "Note 13: Leases" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Purchase obligations assumed in conjunction with the First American acquisition were not significant.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies was provided in the MD&A section of the 2020 Form 10-K. There were no changes in these policies during the first nine months of 2021. Information regarding the goodwill impairment analyses completed during 2021 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

New accounting pronouncements – Information regarding the accounting pronouncement adopted during the first nine months of 2021 and the pronouncement not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk – We are exposed to changes in interest rates primarily as a result of the borrowing activities used to support our capital structure, maintain liquidity and fund business operations and investments. We do not enter into financial instruments for speculative or trading purposes. The nature and amount of debt outstanding can be expected to vary as a result of future business requirements, market conditions and other factors

During the second quarter of 2021, we executed a new credit agreement that provides for a 5-year revolving credit facility with commitments of $500.0 million and a term loan facility in the amount of $1.155 billion. Our previous credit agreement was terminated contemporaneously with our entry into the new credit agreement and was repaid utilizing proceeds from the new credit facility. Interest is payable on amounts outstanding under the new credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. Also during the second quarter of 2021, we issued $500.0 million of 8.0% senior, unsecured notes. Proceeds from this offering, net of discount and debt issuance costs, were $490.7 million, resulting in an effective interest rate of 8.3%.

As of September 30, 2021, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$1,105,150	$1,116,563	2.4%
Senior, unsecured notes	491,017	525,150	8.0%
Amounts drawn on revolving credit facility	180,000	180,000	2.4%
Total debt	$1,776,167	$1,821,713	4.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $20.4 million.

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

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swap, which terminates in March 2023, effectively converts $200.0 million of variable-rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $4.7 million as of September 30, 2021 and $7.2 million as of December 31, 2020 and was included in other non-current liabilities on the consolidated balance sheets.

Based on the daily average amount of variable-rate debt outstanding, a one percentage point change in our weighted-average interest rate would have resulted in an $8.0 million change in interest expense for the first nine months of 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2021 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the

Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of September 30, 2021, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the third quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2021 – July 31, 2021	4,511	$44.19	4,511	—
August 1, 2021 – August 31, 2021	2,942	41.26	2,942	—
September 1, 2021 – September 30, 2021	3,762	37.73	3,762	—
Total	11,215	41.26	11,215	—

At times, we withhold shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2021, we withheld 11,215 shares, with an average price of $41.26 per share, in conjunction with the vesting and exercise of equity-based awards.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased during the third quarter of 2021 and $287.5 million remained available for repurchase as of September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Second Amendment to Employment Agreement, dated August 6, 2021, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 6, 2021)*

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

•Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 5, 2021	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	/s/ Scott C. Bomar
Scott C. Bomar Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2021	/s/ Ronald Van Houwelingen
Ronald Van Houwelingen Vice President, Corporate Controller (Principal Accounting Officer)