Form 10-Q
period 2022-03-31
DELUXE CORP
filed 2022-05-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 27, 2022 was 42,990,561.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44,059	$41,231
Trade accounts receivable, net of allowance for credit losses	184,335	197,947
Inventories and supplies	34,527	34,928
Funds held for customers, including securities carried at fair value of $13,027 and $13,307, respectively	156,752	254,795
Prepaid expenses	47,964	37,643
Revenue in excess of billings	33,689	30,393
Other current assets	16,858	23,536
Total current assets	518,184	620,473
Deferred income taxes	1,957	2,180
Long-term investments	47,380	47,201
Property, plant and equipment, net of accumulated depreciation of $341,046 and $338,617, respectively	124,270	125,966
Operating lease assets	53,375	58,236
Intangibles, net of accumulated amortization of $718,169 and $698,764, respectively	499,531	510,724
Goodwill	1,430,156	1,430,141
Other non-current assets	279,456	279,463
Total assets	$2,954,309	$3,074,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$146,267	$153,072
Funds held for customers	155,955	256,257
Accrued liabilities	201,913	216,832
Current portion of long-term debt	57,227	57,197
Total current liabilities	561,362	683,358
Long-term debt	1,635,191	1,625,752
Operating lease liabilities	53,418	56,444
Deferred income taxes	68,324	75,121
Other non-current liabilities	56,999	59,111
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2022 – 42,923; December 31, 2021 – 42,679)	42,923	42,679
Additional paid-in capital	62,676	57,368
Retained earnings	502,125	505,763
Accumulated other comprehensive loss	(29,025)	(31,492)
Non-controlling interest	316	280
Total shareholders’ equity	579,015	574,598
Total liabilities and shareholders’ equity	$2,954,309	$3,074,384

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2022	2021
Product revenue	$317,303	$299,053
Service revenue	238,712	142,211
Total revenue	556,015	441,264
Cost of products	(114,361)	(107,325)
Cost of services	(134,833)	(71,184)
Total cost of revenue	(249,194)	(178,509)
Gross profit	306,821	262,755
Selling, general and administrative expense	(259,699)	(212,436)
Restructuring and integration expense	(16,244)	(14,313)
Operating income	30,878	36,006
Interest expense	(20,324)	(4,524)
Other income	2,004	2,033
Income before income taxes	12,558	33,515
Income tax provision	(2,878)	(9,190)
Net income	9,680	24,325
Net income attributable to non-controlling interest	(36)	(33)
Net income attributable to Deluxe	$9,644	$24,292
Total comprehensive income	$12,147	$25,934
Comprehensive income attributable to Deluxe	12,111	25,901
Basic earnings per share	0.23	0.58
Diluted earnings per share	0.22	0.57

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	9,644	—	36	9,680
Cash dividends ($0.30 per share)	—	—	—	(13,282)	—	—	(13,282)
Common shares issued	379	379	1,152	—	—	—	1,531
Common shares retired	(135)	(135)	(4,026)	—	—	—	(4,161)
Employee share-based compensation	—	—	8,182	—	—	—	8,182
Other comprehensive income	—	—	—	—	2,467	—	2,467
Balance, March 31, 2022	42,923	$42,923	$62,676	$502,125	$(29,025)	$316	$579,015

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$522,599	$(41,433)	$141	$540,838
Net income	—	—	—	24,292	—	33	24,325
Cash dividends ($0.30 per share)	—	—	—	(12,832)	—	—	(12,832)
Common shares issued	194	194	847	—	—	—	1,041
Common shares retired	(63)	(63)	(2,298)	—	—	—	(2,361)
Employee share-based compensation	—	—	6,199	—	—	—	6,199
Other comprehensive income	—	—	—	—	1,609	—	1,609
Balance, March 31, 2021	42,104	$42,104	$22,306	$534,059	$(39,824)	$174	$558,819

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$9,680	$24,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,438	4,516
Amortization of intangibles	36,159	23,264
Operating lease expense	5,570	4,576
Amortization of prepaid product discounts	8,924	7,440
Deferred income taxes	(7,524)	5,245
Employee share-based compensation expense	8,142	6,742
Other non-cash items, net	8,213	2,418
Changes in assets and liabilities:
Trade accounts receivable	12,248	23,122
Inventories and supplies	(893)	1,042
Other current assets	(12,731)	(19,711)
Payments for cloud computing arrangement implementation costs	(6,391)	(8,915)
Other non-current assets	(3,082)	(953)
Accounts payable	(5,003)	(3,543)
Prepaid product discount payments	(7,859)	(9,590)
Other accrued and non-current liabilities	(16,626)	(20,397)
Net cash provided by operating activities	34,265	39,581
Cash flows from investing activities:
Purchases of capital assets	(20,844)	(21,670)
Other	515	(180)
Net cash used by investing activities	(20,329)	(21,850)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	146,500	5,000
Payments on long-term debt and swingline loans	(137,938)	(5,000)
Net change in customer funds obligations	(99,240)	1,659
Proceeds from issuing shares	798	673
Employee taxes paid for shares withheld	(4,161)	(2,360)
Cash dividends paid to shareholders	(13,317)	(12,932)
Other	(2,610)	(1,271)
Net cash used by financing activities	(109,968)	(14,231)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	1,320	1,606
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(94,712)	5,106
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	285,491	229,409
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$190,779	$234,515

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2022, the consolidated statements of comprehensive income for the quarters ended March 31, 2022 and 2021, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2022 and 2021 and the consolidated statements of cash flows for the quarters ended March 31, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K).

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions affecting the amounts reported in the consolidated financial statements and related notes. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of our assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ significantly from our estimates and assumptions.

Comparability – The consolidated statement of cash flows for the quarter ended March 31, 2021 has been modified to confirm to the current year presentation. We presented payments for cloud computing arrangement implementation costs separately within cash flows from operating activities. Previously, this amount was included in other non-current assets. Also, we included purchases of and proceeds from customer funds marketable securities within other investing activities. Previously, these amounts were presented separately. During the quarter ended March 31, 2022, we recorded out-of-period correcting adjustments that decreased net income attributable to Deluxe by $2,197. These adjustments were not material to any historical interim or annual period.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENT

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. The standard modifies the accounting for troubled debt restructurings by creditors and modifies certain disclosure requirements. The guidance will be applied prospectively, with the exception of the recognition and measurement of troubled debt restructurings, for which we may elect to apply a modified retrospective transition method. The standard is effective for us on January 1, 2023, and we do not expect its adoption to have a significant impact on our financial position or results of operations.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable were comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Trade accounts receivable – gross	$188,534	$202,077
Allowance for credit losses	(4,199)	(4,130)
Trade accounts receivable – net(1)	$184,335	$197,947

(1) Includes unbilled receivables of $50,106 as of March 31, 2022 and $47,420 as of December 31, 2021.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the quarters ended March 31, 2022 and 2021 were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Balance, beginning of year	$4,130	$6,428
Bad debt expense (benefit)	625	(649)
Write-offs and other	(556)	(900)
Balance, end of period	$4,199	$4,879

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$5,587	$5,316
Semi-finished goods	6,742	6,708
Finished goods	21,555	21,995
Supplies	6,022	6,041
Reserves for excess and obsolete items	(5,379)	(5,132)
Inventories and supplies, net of reserves	$34,527	$34,928

Changes in the reserves for excess and obsolete items were as follows for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
(in thousands)	2022	2021
Balance, beginning of year	$5,132	$11,748
Amounts charged to expense	773	2,013
Write-offs and other	(526)	(822)
Balance, end of period	$5,379	$12,939

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	March 31, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,865	$—	$(836)	$9,029
Canadian guaranteed investment certificate	3,998	—	—	3,998
Available-for-sale debt securities	$13,863	$—	$(836)	$13,027

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2022, also included cash of $143,725.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,724	$—	$(374)	$9,350
Canadian guaranteed investment certificate	3,957	—	—	3,957
Available-for-sale debt securities	$13,681	$—	$(374)	$13,307

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2021, also included cash of $241,488.

Expected maturities of available-for-sale debt securities as of March 31, 2022 were as follows:

(in thousands)	Fair value
Due in one year or less	$6,572
Due in two to five years	2,708
Due in six to ten years	3,747
Available-for-sale debt securities	$13,027

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Conditional right to receive consideration	$22,657	$22,780
Unconditional right to receive consideration(1)	11,032	7,613
Revenue in excess of billings	$33,689	$30,393

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists/relationships	$493,510	$(264,822)	$228,688	$493,495	$(255,178)	$238,317
Internal-use software	471,035	(354,338)	116,697	456,133	(342,656)	113,477
Technology-based intangibles	98,813	(40,584)	58,229	98,813	(38,553)	60,260
Partner relationships	73,257	(4,323)	68,934	73,095	(2,990)	70,105
Trade names	44,185	(24,935)	19,250	51,052	(31,277)	19,775
Software to be sold	36,900	(29,167)	7,733	36,900	(28,110)	8,790
Intangibles	$1,217,700	$(718,169)	$499,531	$1,209,488	$(698,764)	$510,724

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $36,159 for the quarter ended March 31, 2022 and $23,264 for the quarter ended March 31, 2021. Based on the intangibles in service as of March 31, 2022, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2022	$88,406
2023	117,562
2024	75,257
2025	50,306
2026	40,004

The following intangibles were acquired during the quarter ended March 31, 2022:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$15,931	3
Customer lists/relationships	10,280	6
Partner relationships	163	1
Acquired intangibles	$26,374	4

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the quarter ended March 31, 2022:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2021:
Goodwill, gross	$895,338	$432,984	$252,874	$434,812	$2,016,008
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	895,338	40,816	59,175	434,812	1,430,141
Currency translation adjustment	—	—	15	—	15
Balance, March 31, 2022	$895,338	$40,816	$59,190	$434,812	$1,430,156

Balance, March 31, 2022:
Goodwill, gross	$895,338	$432,984	$252,889	$434,812	$2,016,023
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$895,338	$40,816	$59,190	$434,812	$1,430,156

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Postretirement benefit plan asset	$88,943	$87,019
Cloud computing arrangements implementation costs	66,408	63,806
Prepaid product discounts	51,885	56,527
Deferred contract acquisition costs(1)	20,200	17,975
Loans and notes receivable from distributors, net of allowance for credit losses(2)	15,970	20,201
Assets held for sale(3)	10,151	7,251
Other	25,899	26,684
Other non-current assets	$279,456	$279,463

(1) Amortization of deferred contract acquisition costs was $1,756 for the quarter ended March 31, 2022 and $972 for the quarter ended March 31, 2021.

(2) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,162 as of March 31, 2022 and $1,317 as of December 31, 2021.

(3) Relates primarily to the continuing evaluation of our real estate footprint in both periods, as well as the assets of our Australian web hosting business as of March 31, 2022 (Note 6).

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the quarters ended March 31, 2022 and 2021:

	Quarter Ended March 31,
(in thousands)	2022	2021
Balance, beginning of year	$2,830	$3,995
Bad debt expense (benefit)	81	(634)
Exchange for customer lists	(402)	—
Balance, end of period	$2,509	$3,361

Past due receivables and those on non-accrual status were not significant as of March 31, 2022 or December 31, 2021.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2022. There were no write-offs or recoveries recorded during the quarter ended March 31, 2022.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,201	$471	$5,283	$8,942	$1,145	$17,042
3-4 internal grade	—	2,599	—	—	—	2,599
Loans and notes receivable	$1,201	$3,070	$5,283	$8,942	$1,145	$19,641

Changes in prepaid product discounts during the quarters ended March 31, 2022 and 2021 were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Balance, beginning of year	$56,527	$50,602
Additions(1)	4,229	7,890
Amortization	(8,924)	(7,440)
Other	53	(8)
Balance, end of period	$51,885	$51,044
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $7,859 for the quarter ended March 31, 2022 and $9,590 for the quarter ended March 31, 2021.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Deferred revenue(1)	$46,908	$52,645
Employee cash bonuses, including sales incentives	16,216	45,006
Interest	15,451	4,597
Operating lease liabilities	14,243	14,852
Customer rebates	9,316	9,036
Prepaid product discounts due within one year	8,319	11,866
Other	91,460	78,830
Accrued liabilities	$201,913	$216,832

(1) $20,238 of the December 31, 2021 amount was recognized as revenue during the quarter ended March 31, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$44,059	$125,440
Restricted cash and restricted cash equivalents included in funds held for customers	143,725	109,075
Cash and cash equivalents included in other current assets(1)	400	—
Non-current restricted cash included in other non-current assets	2,595	—
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$190,779	$234,515

(1) Represents cash and cash equivalents of our Australian web hosting business that was classified as held for sale as of March 31, 2022 (Note 6).

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2022	2021
Earnings per share – basic:
Net income	$9,680	$24,325
Net income attributable to non-controlling interest	(36)	(33)
Net income attributable to Deluxe	9,644	24,292
Income allocated to participating securities	(10)	(19)
Income attributable to Deluxe available to common shareholders	$9,634	$24,273
Weighted-average shares outstanding	42,803	42,046
Earnings per share – basic	$0.23	$0.58

Earnings per share – diluted:
Net income	$9,680	$24,325
Net income attributable to non-controlling interest	(36)	(33)
Net income attributable to Deluxe	9,644	24,292
Income allocated to participating securities	(10)	—
Re-measurement of share-based awards classified as liabilities	(39)	—
Income attributable to Deluxe available to common shareholders	$9,595	$24,292
Weighted-average shares outstanding	42,803	42,046
Dilutive impact of potential common shares	429	458
Weighted-average shares and potential common shares outstanding	43,232	42,504
Earnings per share – diluted	$0.22	$0.57
Antidilutive options excluded from calculation	2,063	2,423

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2022	2021
Realized loss on interest rate swap	$(318)	$(334)	Interest expense
Tax benefit	83	87	Income tax provision
Realized loss on interest rate swap, net of tax	(235)	(247)	Net income
Amortization of postretirement benefit plan items:
Prior service credit	355	355	Other income
Net actuarial loss	(225)	(407)	Other income
Total amortization	130	(52)	Other income
Tax expense	(77)	(31)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	53	(83)	Net income
Total reclassifications, net of tax	$(182)	$(330)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2022 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on available-for-sale debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2021	$(15,431)	$(344)	$(2,261)	$(13,456)	$(31,492)
Other comprehensive (loss) income before reclassifications	—	(335)	1,924	696	2,285
Amounts reclassified from accumulated other comprehensive loss	(53)	—	235	—	182
Net current-period other comprehensive (loss) income	(53)	(335)	2,159	696	2,467
Balance, March 31, 2022	$(15,484)	$(679)	$(102)	$(12,760)	$(29,025)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $116.

(2) Other comprehensive income before reclassifications is net of income tax expense of $679.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION AND DIVESTITURE

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American). Further information regarding this acquisition, including the preliminary allocation of the purchase price, can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. We expect to finalize the purchase price allocation in the second quarter of 2022, when we complete the tax returns for the pre-acquisition period.

Our results of operations for the quarter ended March 31, 2022 included revenue of $83,284 and net loss of $510 from the operations of First American, including restructuring and integration costs of $2,222 related primarily to real estate rationalization. Our results of operations for the quarter ended March 31, 2021 included related acquisition transaction costs of $2,765, which are included in selling, general and administrative expense in the consolidated statement of comprehensive income.

Revised pro forma financial information – During the first quarter of 2022, we identified errors in the previously reported pro forma results of operations related to the First American acquisition. These errors related to the amount of historical First American revenue and net income (loss) included for the pre-acquisition periods, as well as errors in the adjustments related to the amortization of acquired intangibles, interest expense on the acquisition financing and transaction costs.

For the quarter and six months ended June 30, 2021 and the nine months ended September 30, 2021, these corrections decreased pro forma revenue by $27,595 from the amounts previously reported. For the years ended December 31, 2021 and 2020, these corrections decreased pro forma revenue by $26,335 and $3,027, respectively, from the amounts previously reported. The corrections adjusted pro forma net income (loss) attributable to Deluxe as follows from the amounts previously reported:

(in thousands)	Increase in pro forma net income (loss) attributable to Deluxe
Quarter ended June 30, 2021	$7,636
Six Months ended June 30, 2021	5,911
Quarter ended September 30, 2021	2,231
Nine Months ended September 30, 2021	8,142
Year Ended December 31, 2021	10,138
Year Ended December 31, 2020	(9,082)

The following unaudited pro forma financial information summarizes our consolidated results of operations as though the acquisition occurred on January 1, 2020:

		As Revised
(in thousands)	Quarter Ended March 31, 2021	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021	Quarter Ended Sept. 30, 2021(1)	Nine Months Ended Sept. 30, 2021	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue	$518,104	$535,493	$1,053,597	$532,141	$1,585,738	$2,156,313	$2,079,103
Net income (loss) attributable to Deluxe	19,044	24,579	43,623	14,695	58,318	74,843	(54,489)

(1) Only net income attributable to Deluxe was revised for the quarter ended September 30, 2021.

The unaudited pro forma financial information was prepared in accordance with our accounting policies, which can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. The pro forma information includes adjustments to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from January 1, 2020. The pro forma information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition, and the acquisition transaction costs we incurred during 2021 are reflected in the 2020 pro forma results.

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

Divestiture – In May 2022, we completed the sale of our Australian web hosting business for cash proceeds of $20,000. We determined that the sale of this business would give us more flexibility to further refine our offerings in the North American market, allowing us to better manage our portfolio of businesses and to maximize our cross-sell capabilities. This business generated annual revenue in our Cloud Solutions segment of $23,766 for 2021. We anticipate that we will recognize a gain on the sale of this business in the second quarter of 2022. The assets and liabilities of the business were classified as held for sale in the consolidated balance sheet as of March 31, 2022 within other current assets, other non-current assets and accrued liabilities. The amounts of these assets and liabilities were not significant to our consolidated balance sheet.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). The interest rate swap, which terminates in March 2023, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $107 as of March 31, 2022 and was included in accrued liabilities on the consolidated balance sheet. The fair value of the swap was $3,028 as of December 31, 2021 and was included in other non-current liabilities on the consolidated balance sheet. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of March 31, 2022 and December 31, 2021, and its impact on consolidated net income and our consolidated statements of cash flows was not significant. We also do not expect the amount to be reclassified to interest expense over the next 12 months to be significant.

NOTE 8: FAIR VALUE MEASUREMENTS

Funds held for customers included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and an investment in a Canadian guaranteed investment certificate (GIC) with a maturity of 2 years. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the GIC approximates its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant during the quarters ended March 31, 2022 and 2021.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$13,027	$13,027	$—	$13,027	$—
Derivative liability (Note 7)	Accrued liabilities	(107)	(107)	—	(107)	—
Amortized cost:
Cash	Cash and cash equivalents	44,059	44,059	44,059	—	—
Cash	Funds held for customers	143,725	143,725	143,725	—	—
Cash	Other current assets	400	400	400	—	—
Cash	Other non-current assets	2,595	2,595	2,595	—	—
Loans and notes receivable from distributors	Other current and non-current assets	17,132	16,973	—	—	16,973
Long-term debt	Current portion of long-term debt and long-term debt	1,692,418	1,719,732	—	1,719,732	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$13,307	$13,307	$—	$13,307	$—
Derivative liability (Note 7)	Other non-current liabilities	(3,028)	(3,028)	—	(3,028)	—
Amortized cost:
Cash	Cash and cash equivalents	41,231	41,231	41,231	—	—
Cash	Funds held for customers	241,488	241,488	241,488	—	—
Cash	Other non-current assets	2,772	2,772	2,772	—	—
Loans and notes receivable from distributors	Other current and non-current assets	21,518	22,344	—	—	22,344
Long-term debt	Current portion of long-term debt and long-term debt	1,682,949	1,728,515	—	1,728,515	—

NOTE 9: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel, relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency. Restructuring and integration expense is not allocated to our reportable business segments.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Total cost of revenue	$59	$899
Operating expenses	16,244	14,313
Restructuring and integration expense	$16,303	$15,212

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2022	2021
External consulting fees	$7,859	$7,383
Internal labor	1,696	2,041
Employee severance benefits	1,125	857
Other	5,623	4,931
Restructuring and integration expense	$16,303	$15,212

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions and the related severance payments are expected to be completed by mid-2022.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2021	$5,672
Charges	1,629
Reversals	(504)
Payments	(3,759)
Balance, March 31, 2022	$3,038

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate as follows:

	Quarter Ended March 31, 2022	Year Ended December 31, 2021
Income tax at federal statutory rate	21.0%	21.0%
Change in valuation allowance	100.4%	0.1%
Tax impact of share-based compensation	11.7%	0.9%
State income tax expense, net of federal income tax benefit	2.5%	2.4%
Non-deductible executive compensation	2.5%	1.7%
Foreign tax rate differences	1.7%	1.7%
Tax on repatriation of foreign earnings	1.4%	4.9%
Non-deductible acquisition costs	0.1%	1.5%
Basis difference in Australian web hosting business	(117.6%)	—
Research and development tax credit	(1.1%)	(0.9%)
Other	0.3%	(0.2%)
Effective tax rate	22.9%	33.1%

During the quarter ended March 31, 2022, we executed an agreement for the sale of our Australian web hosting business, and we completed the sale in May 2022. The assets and liabilities of this business were classified as held for sale in the consolidated balance sheet as of March 31, 2022, and we recognized a deferred tax asset of $14,764 for the difference between the book and tax basis of our investment in this business. We also recorded a valuation allowance of $12,601 against this deferred tax asset for the portion that we do not currently expect to realize.

NOTE 11: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for a large number of retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 13: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2022	2021
Interest cost	$280	$242
Expected return on plan assets	(1,866)	(1,875)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	225	407
Net periodic benefit income	$(1,716)	$(1,581)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Senior, secured term loan facility	$1,057,687	$1,072,125
Senior, unsecured notes	500,000	500,000
Amounts drawn on senior, secured revolving credit facility	153,000	130,000
Total principal amount	1,710,687	1,702,125
Less: unamortized discount and debt issuance costs	(18,269)	(19,176)
Total debt, net of discount and debt issuance costs	1,692,418	1,682,949
Less: current portion of long-term debt, net of debt issuance costs	(57,227)	(57,197)
Long-term debt	$1,635,191	$1,625,752

Maturities of long-term debt were as follows as of March 31, 2022:

(in thousands)	Debt obligations
Remainder of 2022	$43,312
2023	72,188
2024	86,625
2025	101,062
2026	907,500
Thereafter	500,000
Total principal amount	$1,710,687

Credit facility – In June 2021, we executed a senior, secured credit facility consisting of a revolving credit facility with commitments of $500,000 and a $1,155,000 term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Proceeds from the credit facility were used to terminate our previous credit facility agreement and to fund the acquisition of First American (Note 6). Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility will be repaid in equal quarterly installments of $14,438 through June 30, 2023, $21,656 from September 30, 2023 through June 30, 2025, and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

Interest is payable under the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 2.99% as of March 31, 2022 and 2.67% as of December 31, 2021, including the impact of an interest rate swap that effectively converts $200,000 of our variable-rate debt to fixed rate debt. Further information regarding the interest rate swap can be found in Note 7.

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

In addition, we are required to maintain a minimum interest coverage ratio of at least 2.75 to 1.00 through March 31, 2022 and 3.00 to 1.00 thereafter. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of March 31, 2022.

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

Daily average amounts outstanding under our current and previous credit agreements were as follows:

(in thousands)	Quarter Ended March 31, 2022	Year Ended December 31, 2021
Daily average amount outstanding	$1,196,720	$1,109,819
Weighted-average interest rate	2.73%	2.43%

As of March 31, 2022, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(153,000)
Outstanding letters of credit(1)	(7,806)
Net available for borrowing as of March 31, 2022	$339,194

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2022 or December 31, 2021.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,376 as of March 31, 2022 and $7,401 as of December 31, 2021. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2022 or December 31, 2021.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased during the quarters ended March 31, 2022 or March 31, 2021, and $287,452 remained available for repurchase under this authorization as of March 31, 2022.

NOTE 15: BUSINESS SEGMENT INFORMATION

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2021 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. In addition, Cloud Solutions has operations in Australia and portions of Europe, as well as partners in Central and South America.

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

Segment information for the quarters ended March 31, 2022 and 2021 was as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Payments:
Revenue	$166,208	$79,438
Adjusted EBITDA	36,435	18,329
Cloud Solutions:
Revenue	69,497	62,220
Adjusted EBITDA	17,326	17,209
Promotional Solutions:
Revenue	133,243	124,507
Adjusted EBITDA	16,945	17,714
Checks:
Revenue	187,067	175,099
Adjusted EBITDA	82,797	83,534
Total segment:
Revenue	$556,015	$441,264
Adjusted EBITDA	153,503	136,786

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended March 31,
(in thousands)	2022	2021
Total segment adjusted EBITDA	$153,503	$136,786
Corporate operations	(53,883)	(46,281)
Depreciation and amortization expense	(41,597)	(27,780)
Interest expense	(20,324)	(4,524)
Net income attributable to non-controlling interest	36	33
Restructuring, integration and other costs	(16,303)	(15,212)
Share-based compensation expense	(8,142)	(6,742)
Acquisition transaction costs	(49)	(2,765)
Certain legal-related expense	(683)	—
Income before income taxes	$12,558	$33,515

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$187,067	$187,067
Merchant services and other payment solutions	108,270	—	—	—	108,270
Forms and other products	—	—	70,316	—	70,316
Marketing and promotional solutions	—	—	62,927	—	62,927
Treasury management solutions	57,938	—	—	—	57,938
Data-driven marketing solutions	—	41,843	—	—	41,843
Web and hosted solutions	—	27,654	—	—	27,654
Total revenue	$166,208	$69,497	$133,243	$187,067	$556,015

	Quarter Ended March 31, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$175,099	$175,099
Merchant services and other payment solutions	20,302	—	—	—	20,302
Forms and other products	—	—	71,781	—	71,781
Marketing and promotional solutions	—	—	52,726	—	52,726
Treasury management solutions	59,136	—	—	—	59,136
Data-driven marketing solutions	—	33,646	—	—	33,646
Web and hosted solutions	—	28,574	—	—	28,574
Total revenue	$79,438	$62,220	$124,507	$175,099	$441,264

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended March 31, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$156,268	$60,624	$127,242	$179,088	$523,222
Foreign, primarily Canada and Australia	9,940	8,873	6,001	7,979	32,793
Total revenue	$166,208	$69,497	$133,243	$187,067	$556,015

	Quarter Ended March 31, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$68,484	$53,512	$119,148	$169,014	$410,158
Foreign, primarily Canada and Australia	10,954	8,708	5,359	6,085	31,106
Total revenue	$79,438	$62,220	$124,507	$175,099	$441,264

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In addition, we discuss free cash flow, net debt, liquidity, adjusted diluted earnings per share ("EPS"), consolidated adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") and consolidated adjusted EBITDA margin, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future operating performance. For this reason, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in Consolidated Results of Operations.

EXECUTIVE OVERVIEW

We help businesses deepen customer relationships through trusted, technology-enabled solutions that help businesses pay and get paid, accelerate growth and operate more efficiently. Our solutions include merchant services, marketing services and data analytics, treasury management solutions, website development and hosting, promotional products, and fraud and payroll solutions, as well as customized checks and business forms. We support millions of small businesses, thousands of financial institutions and hundreds of the world’s largest consumer brands, while processing approximately $3.0 trillion in annual payment volume. Our reach, scale and distribution channels position us to be a trusted business partner for our customers.

Recent acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American) in a cash transaction for $958.5 million, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The results of First American are included in our Payments segment and included revenue of $83.3 million and a contribution of $18.2 million to Payments adjusted EBITDA for the first quarter of 2022. The acquisition was funded with cash on hand and proceeds from new debt. Further information regarding the acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K and under the caption "Note 6: Acquisition and Divestiture" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

COVID-19 impact – The impact of the global coronavirus ("COVID-19") pandemic on our business and historical results of operations can be found in the Executive Overview section appearing in Part II, Item 7 of the 2021 Form 10-K. The pandemic continues to disrupt several segments of the economy and has contributed to inflationary pressures on our labor, delivery and material costs. We implemented targeted price increases in all of our segments in response to the current inflationary environment. Despite the price changes, we continued to experience strong revenue volumes, demonstrating the strength of our business and the continued strong demand for our products. We also continue to closely monitor our supply chain to promptly address any delays or disruptions.

It remains difficult to estimate the severity and duration of the impact of the COVID-19 pandemic and the current inflationary environment on our business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, subsequent COVID-19 variants and their severity, and operational disruptions, including those resulting from government actions, as well as global supply chain conditions and the overall impact on the economy.

Cash flows and liquidity – Cash provided by operating activities remained stable for the first quarter of 2022, decreasing only $5.3 million as compared to the first quarter of 2021, despite a $22.7 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by inflationary pressures, the continuing secular decline in checks, business forms and some business accessories, and Promotional Solutions product mix. In addition, interest payments increased $3.9 million as a result of debt issued to complete the First American acquisition. We were able to substantially offset these impacts through the contribution of First American's operations, pricing actions in response to the current inflationary environment, new business wins and continued cost saving actions. Free cash flow decreased $4.5 million for the first quarter of 2022, as compared to the first quarter of 2021. We expect free cash flow to increase for the full year, as compared to 2021, as the investments in our major technology platform modernization initiatives will decrease meaningfully later in the year. Total debt was $1.69 billion and net debt was $1.65 billion as of March 31, 2022. We held cash and cash equivalents of $44.1 million as of March 31, 2022, and liquidity was $383.3 million. Our capital allocation priorities are to responsibly invest in growth, pay our dividend, reduce debt and return value to our shareholders. We will continue to evaluate future share repurchases on an opportunistic basis.

2022 earnings vs. 2021 – Numerous factors drove the decrease in net income for the first quarter of 2022, as compared to the first quarter of 2021, including:

•a $15.8 million increase in interest expense resulting from debt issued to complete the First American acquisition;

•a $10.7 million increase in acquisition amortization, driven by the First American acquisition;

•increased transformational investments, primarily costs related to our technology infrastructure;

•inflationary pressures on hourly wages, materials and delivery;

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories; and

•product mix within the Promotional Solutions segment resulting in the sale of higher cost outsourced products.

Partially offsetting these decreases in net income were the following factors:

•revenue growth from new business in all of our segments and strong ongoing demand for our products, reflecting the continued success of our One Deluxe strategy;

•pricing actions in response to the current inflationary environment; and

•actions taken to reduce costs as we continually evaluate our cost structure, including workforce adjustments, real estate rationalization and marketing optimization.

Diluted EPS of $0.22 for the first quarter of 2022, as compared to $0.57 for the first quarter of 2021, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2022. Adjusted diluted EPS for the first quarter of 2022 was $1.05 compared to $1.26 for the first quarter of 2021, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven primarily by the increase in interest expense resulting from the debt issued to complete the First American acquisition, increased transformational investments, inflationary pressures on our cost structure, the continuing secular decline in checks, business forms and some business accessories, and Promotional Solutions product mix. These decreases in adjusted EPS were partially offset by the contribution from First American, as adjusted EPS excludes the associated acquisition amortization of $12.7 million for the first quarter of 2022. In addition, adjusted EPS benefited from the revenue growth in the quarter, pricing actions in response to the current inflationary environment and various cost saving actions across functional areas. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2021 Form 10-K. We have made significant progress in the integration of our various technology platforms, developed an enterprise-class sales organization, assembled a talented management team, and built an organization focused on developing new and improved products. As a result, we have realized the benefit of significant new client wins in all of our segments. We also completed the acquisition of First American in June 2021, and we believe that First American's end-to-end payments technology platform is providing significant leverage that will continue to accelerate organic revenue growth. Since the acquisition and the implementation of our One Deluxe model, First American has been exceeding our expectations.

In May 2022, we completed the sale of our Australian web hosting business for cash proceeds of $20.0 million. We determined that the sale of this business would give us more flexibility to further refine our offerings in the North American market, allowing us to better manage our portfolio of businesses and to maximize our cross-sell capabilities. This business generated annual revenue in our Cloud Solutions segment of $23.8 million during 2021.

Outlook for 2022

We expect revenue to increase 8% to 10% for 2022, including a full year of revenue from First American, as compared to revenue of $2.022 billion for 2021, and we expect that adjusted EBITDA margin for the full year will be approximately 20.0%, as compared to 20.2% for 2021. We expect that adjusted EBITDA margin will improve throughout the year, as compared to the first quarter of 2022, primarily due to the timing of certain employee benefit costs and investments and seasonality for some of our products and services. These estimates are subject to, among other things, prevailing macroeconomic conditions, anticipated continued supply chain constraints, labor supply issues, inflation and the impact of our recent divestiture.

As of March 31, 2022, we held cash and cash equivalents of $44.1 million and $339.2 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $105.0 million for the full year, as compared to $109.1 million for 2021, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We were in compliance with our debt covenants as of March 31, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total revenue	$556,015	$441,264	26.0%

The increase in total revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven, in part, by the acquisition and strong performance of First American, which contributed revenue of $83.3 million for the first quarter of 2022. In addition, revenue grew from new business in all of our segments and strong ongoing demand for our products, reflecting the success of our One Deluxe strategy. Pricing actions in response to the current inflationary environment also contributed to the revenue increase, primarily in our Promotional Solutions and Checks segments. Partially offsetting these increases in revenue was the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories.

Service revenue represented 42.9% of total revenue for the first quarter of 2022 and 32.2% for the first quarter of 2021. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2022	2021
Payments	29.9%	18.0%
Cloud Solutions	12.5%	14.1%
Promotional Solutions	24.0%	28.2%
Checks	33.6%	39.7%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total cost of revenue	$249,194	$178,509	39.6%
Total cost of revenue as a percentage of total revenue	44.8%	40.5%	4.3 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven, in part, by the additional costs resulting from the First American acquisition of $50.7 million, including acquisition amortization, as well as the revenue growth in all of our segments. In addition, we experienced some inflationary pressures on hourly wages, materials and delivery, and Promotional Solutions product mix resulted in the sale of higher cost outsourced products. Partially offsetting these increases in total cost of revenue were reduced revenue volumes from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories. Total cost of revenue as a percentage of total revenue increased for the first quarter of 2022, as compared to the first quarter of 2021, driven by the First American acquisition, including acquisition amortization, as well as the inflationary pressures on our cost structure and product mix, partially offset by pricing actions in response to the current inflationary environment.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
SG&A expense	$259,699	$212,436	22.2%
SG&A expense as a percentage of total revenue	46.7%	48.1%	(1.4) pts.

The increase in SG&A expense for the first quarter of 2022, as compared to the first quarter of 2021, was driven, in part, by the operating costs of First American of $17.7 million for the first quarter of 2022 and the related increase in acquisition amortization of $10.3 million, as compared to the first quarter of 2021. Additionally, costs related to our continued transformational investments increased, primarily driven by investments in our technology infrastructure, including sales and financial management tools. Commission expense also increased, primarily as a result of new clients in our Checks segment. Partially offsetting these increases in SG&A expense were various cost reduction actions, including workforce adjustments, real estate rationalization and marketing optimization.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Restructuring and integration expense	$16,244	$14,313	$1,931

We continue to pursue several initiatives designed to focus our business behind our growth strategy, to increase our efficiency and to integrate acquired businesses. The amount of restructuring and integration expense is expected to vary from period to period as we execute these initiatives. Further information regarding these costs can be found in Restructuring, Integration and Other Costs in this MD&A discussion.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Interest expense	$20,324	$4,524	349.2%
Weighted-average debt outstanding	1,696,720	840,165	102.0%
Weighted-average interest rate	4.3%	2.0%	2.3 pts.

The increase in interest expense for the first quarter of 2022, as compared to the first quarter of 2021, was driven primarily by the increase in our weighted-average interest rate for 2022, due in part to the $500.0 million notes issued in June 2021 with an interest rate of 8.0%. The increase in the amount of debt outstanding driven by the issuance of debt to fund the First American acquisition in June 2021 also negatively impacted interest expense. Further information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Based on the daily average amount of variable-rate debt outstanding during the first quarter of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $2.5 million change in interest expense.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Income tax provision	$2,878	$9,190	(68.7%)
Effective income tax rate	22.9%	27.4%	(4.5) pts.

The decrease in our effective income tax rate for the first quarter of 2022, as compared to the first quarter of 2021, was driven primarily by the recognition of a deferred tax asset during the first quarter of 2022 for the difference between the book and tax basis of the investment in our Australian web hosting business, which was sold in May 2022, partially offset by a related valuation allowance for the portion of the deferred tax asset we currently do not expect to realize. These impacts decreased income tax expense $2.2 million and decreased our effective income tax rate by 17.2 points for the first quarter of 2022. This decrease in our effective income tax rate was partially offset by a 9.6 point increase in the tax impact of share-based compensation, a 1.6 point increase related to nondeductible executive compensation and a 1.4 point increase from the repatriation of current year earnings from our Canadian subsidiaries.

Net Income / Diluted Earnings Per Share

	Quarter Ended March 31,
(in thousands, except per share amounts)	2022	2021	Change
Net income	$9,680	$24,325	(60.2%)
Diluted earnings per share	0.22	0.57	(61.4%)
Adjusted diluted EPS(1)	1.05	1.26	(16.7%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first quarter of 2022, as compared to the first quarter of 2021, were driven by the factors outlined in Executive Overview - 2022 earnings vs. 2021.

Adjusted EBITDA

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Adjusted EBITDA(1)	$99,620	$90,505	10.1%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	17.9%	20.5%	(2.6) pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

Adjusted EBITDA for the first quarter of 2022 benefited from the contribution from the First American acquisition of $18.2 million, revenue growth in all of our segments, pricing actions in response to the current inflationary environment and actions taken to reduce costs as we continually evaluate our cost structure. Partially offsetting these increases in adjusted EBITDA were increased costs related to our continued transformational investments, primarily investments in our technology infrastructure, including sales and financial management tools; the continuing secular decline in checks, business forms and some business accessories; inflationary pressures on hourly wages, materials and delivery; and product mix within Promotional Solutions that resulted in the sale of higher cost outsourced products. Additionally, commission expense increased, primarily as a result of new clients in our Checks segment. Adjusted EBITDA margin decreased for the first quarter of 2022, as compared to the first quarter of 2021, driven by the planned technology investments, inflationary pressures, increased commissions and product mix, partially offset by pricing and cost savings actions. The lower adjusted EBITDA margin for the first quarter of 2022 was expected, and we anticipate that adjusted EBITDA margin will improve throughout the year, primarily due to the timing of certain employee benefit costs and investments and seasonality for some of our products and services.

Reconciliation of Non-GAAP Financial Measures

Free cash flow – We define free cash flow as net cash provided by operating activities less purchases of capital assets. We believe that free cash flow is an important indicator of cash available for debt service and for shareholders, after making capital investments to maintain or expand our asset base. A limitation of using the free cash flow measure is that not all of our free cash flow is available for discretionary spending, as we may have mandatory debt payments and other cash requirements that must be deducted from our cash available for future use. We believe that the measure of free cash flow provides an additional metric to compare cash generated by operations on a consistent basis and to provide insight into the cash flow available to fund items such as dividends, mandatory and discretionary debt reduction, acquisitions or other strategic investments, and share repurchases.

Net cash provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$34,265	$39,581
Purchases of capital assets	(20,844)	(21,670)
Free cash flow	$13,421	$17,911

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

Total debt reconciles to net debt as follows:

(in thousands)	March 31, 2022	December 31, 2021
Total debt	$1,692,418	$1,682,949
Cash and cash equivalents	(44,059)	(41,231)
Net debt	$1,648,359	$1,641,718

Liquidity – We define liquidity as cash and cash equivalents plus the amount available for borrowing under our revolving credit facility. We consider liquidity to be an important metric for demonstrating the amount of cash that is available or that could be available on short notice. This financial measure is not a substitute for GAAP liquidity measures. Instead, we believe that this measurement enhances investors' understanding of the funds that are currently available. Liquidity was as follows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$44,059	$41,231
Amount available for borrowing under revolving credit facility	339,194	362,619
Liquidity	$383,253	$403,850

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net income	$9,680	$24,325
Net income attributable to non-controlling interest	(36)	(33)
Net income attributable to Deluxe	9,644	24,292
Acquisition amortization	23,937	13,193
Restructuring, integration and other costs	16,303	15,212
Share-based compensation expense	8,142	6,742
Acquisition transaction costs	49	2,765
Certain legal-related expense	683	—
Adjustments, pretax	49,114	37,912
Income tax provision impact of pretax adjustments(1)	(10,974)	(8,456)
Income tax impact of Australian web hosting business held for sale(2)	(2,163)	—
Adjustments, net of tax	35,977	29,456
Adjusted net income attributable to Deluxe	45,621	53,748
Income allocated to participating securities	(33)	(41)
Re-measurement of share-based awards classified as liabilities	(40)	—
Adjusted income attributable to Deluxe available to common shareholders	$45,548	$53,707

Weighted average shares and potential common shares outstanding	43,232	42,504
Adjustment(3)	—	(32)
Adjusted weighted average shares and potential common shares outstanding	43,232	42,472

GAAP diluted EPS	$0.22	$0.57
Adjustments, net of tax	0.83	0.69
Adjusted diluted EPS	$1.05	$1.26

(1) The tax effect of the pretax adjustments considers the tax treatment and related tax rate(s) that apply to each adjustment in the applicable tax jurisdiction(s). Generally, this results in a tax impact that approximates the U.S. effective tax rate for each adjustment. However, the tax impact of certain adjustments, such as share-based compensation expense, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions.
(2) Represents the recognition of a deferred tax asset for the difference in the book and tax basis of the investment in our Australian web hosting business, which was classified as held for sale as of March 31, 2022, partially offset by a related valuation allowance against the deferred tax asset for the portion we do not currently expect to realize.

(3) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first quarter of 2021 differs from the GAAP calculation, due to differences in the amount of dilutive securities in each calculation.

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

We have not reconciled our adjusted EBITDA margin outlook guidance for 2022 to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges, restructuring, integration and other costs, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measures is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021
Net income	$9,680	$24,325
Net income attributable to non-controlling interest	(36)	(33)
Depreciation and amortization expense	41,597	27,780
Interest expense	20,324	4,524
Income tax provision	2,878	9,190
Restructuring, integration and other costs	16,303	15,212
Share-based compensation expense	8,142	6,742
Acquisition transaction costs	49	2,765
Certain legal-related expense	683	—
Adjusted EBITDA	$99,620	$90,505
Adjusted EBITDA margin	17.9%	20.5%

RESTRUCTURING, INTEGRATION AND OTHER COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial and sales management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs primarily consist of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel, relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2022, as well as the related severance payments, are expected to be completed by mid-2022. As a result of our employee reductions, we expect to realize cost savings of approximately $19.0 million in SG&A expense in 2022, in comparison to our 2021 results of operations. In addition, we anticipate cost savings from facility closures of approximately $4.0 million in 2022, in comparison to our 2021 results of operations. Note that these savings will be partially offset by increased labor and other costs, including costs associated with new employees as we restructure certain activities and strive for the optimal mix of employee skill sets that will continue to support our growth strategy.

SEGMENT RESULTS

We operate 4 reportable segments: Payments, Cloud Solutions, Promotional Solutions and Checks. These segments are generally organized by product type and reflect the way we manage the company. The financial information presented below for our reportable business segments is consistent with that presented under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Payments

Results for our Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total revenue	$166,208	$79,438	109.2%
Adjusted EBITDA	36,435	18,329	98.8%
Adjusted EBITDA margin	21.9%	23.1%	(1.2) pts.

The increase in total revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven by the acquisition and strong performance of First American, which contributed revenue of $83.3 million for the first quarter of 2022, as well as growth in our core payments businesses, primarily digital payments and lockbox processing. Revenue also benefited from price increases in response to the current inflationary environment. Longer term, we expect high single-digit revenue growth for this segment.

The increase in adjusted EBITDA for the first quarter of 2022, as compared to the first quarter of 2021, was driven by the contribution of $18.2 million from the First American acquisition, as well as the revenue growth and pricing actions in our core payments businesses. These increases in adjusted EBITDA were partially offset by continued sales and information technology investments and inflationary pressures on our cost structure, primarily labor costs in our lockbox processing business. Adjusted EBITDA margin decreased for the first quarter of 2022, as compared to the first quarter of 2021, as the investments in the business and the inflationary pressures exceeded the benefit of the revenue increases. We expect adjusted EBITDA margin to be in the low 20% range for the full year.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total revenue	$69,497	$62,220	11.7%
Adjusted EBITDA	17,326	17,209	0.7%
Adjusted EBITDA margin	24.9%	27.7%	(2.8) pts.

The increase in total revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven by growth of 24.4% in data-driven marketing revenue resulting from new clients and increased marketing efforts by key clients. We continue to add new data-driven marketing clients, which will benefit revenue going forward. As discussed under Executive Overview, we sold our Australian web hosting business in May 2022. This business generated annual revenue of $23.8 million during 2021, which we expect will be partially offset by continued growth in data-driven marketing. For the full year, we expect a flat to low single-digit revenue decline rate, including the impact of this sale.

Adjusted EBITDA was virtually unchanged for the first quarter of 2022, as compared to the first quarter of 2021, as the impact of the revenue growth was offset by various investments in the business. Adjusted EBITDA margin decreased for the first quarter of 2022, as compared to the first quarter of 2021, driven by these investments and client mix. We expect that adjusted EBITDA margin will be in the low-to-mid 20% range for the full year.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total revenue	$133,243	$124,507	7.0%
Adjusted EBITDA	16,945	17,714	(4.3%)
Adjusted EBITDA margin	12.7%	14.2%	(1.5) pts.

The increase in total revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven primarily by strong ongoing demand for our products, including promotional and apparel products, as well as the impact of new clients and pricing actions in response to the current inflationary environment. Partially offsetting these revenue increases was the continuing secular decline in business forms and some accessories. We anticipate a revenue growth rate in the low-single digits for 2022.

Adjusted EBITDA for the first quarter of 2022 decreased compared to the first quarter of 2021, driven by changes in product mix that resulted in the sale of higher cost outsourced products and inflationary pressures on materials and delivery, as well as various information technology investments. These decreases in adjusted EBITDA were partially offset by pricing actions in response to the current inflationary environment and the revenue growth. Adjusted EBITDA margin decreased for the first quarter of 2022, as compared to the first quarter of 2021, as the impact of product mix, inflation and investments in the business exceeded the impact of the pricing actions. We anticipate that adjusted EBITDA margin for the full year will be in the mid-teens.

Checks

Results for our Checks segment were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Total revenue	$187,067	$175,099	6.8%
Adjusted EBITDA	82,797	83,534	(0.9%)
Adjusted EBITDA margin	44.3%	47.7%	(3.4) pts.

The increase in total revenue for the first quarter of 2022, as compared to the first quarter of 2021, was driven primarily by the impact of new client wins and pricing actions in response to the current inflationary environment. These increases in revenue were partially offset by the continuing secular decline in checks. We do not expect this level of growth throughout the remainder of 2022, as 2021 revenue benefited from onboarding new clients later in the year. For the remainder of the year, we anticipate that the percentage decline in revenue will be in the low-single digits.

Adjusted EBITDA was virtually unchanged for the first quarter of 2022, as compared to the first quarter of 2021, as the pricing actions, the impact of new client wins and various cost savings actions were offset by inflationary pressures on delivery and materials, the secular decline in checks and increased information technology investments. Adjusted EBITDA margin decreased for the first quarter of 2022, as compared to the first quarter of 2021, as increased commissions and other costs driven by new clients, inflationary pressures and investments in the business exceeded the benefit of the pricing and cost savings actions.

CASH FLOWS AND LIQUIDITY

As of March 31, 2022, we held cash and cash equivalents of $44.1 million, as well as restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $146.3 million. The following table shows our cash flow activity for the quarters ended March 31, 2022 and 2021 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$34,265	$39,581	$(5,316)
Net cash used by investing activities	(20,329)	(21,850)	1,521
Net cash used by financing activities	(109,968)	(14,231)	(95,737)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	1,320	1,606	(286)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(94,712)	$5,106	$(99,818)
Free cash flow(1)	$13,421	$17,911	$(4,490)

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $5.3 million for the first quarter of 2022, as compared to the first quarter of 2021, driven by a $22.7 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by inflationary pressures, the continuing secular decline in checks, business forms and some business accessories and Promotional Solutions product mix. In addition, interest payments increased $3.9 million as a result of debt issued to complete the First American acquisition. We were able to substantially offset these impacts through the contribution of First American's operations, pricing actions in response to the current inflationary environment, new business wins and continued cost saving actions.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Performance-based compensation payments(1)	$34,865	$12,180	$22,685
Interest payments	7,902	4,033	3,869
Prepaid product discount payments	7,859	9,590	(1,731)
Income tax payments	5,139	3,330	1,809
Severance payments	3,759	5,701	(1,942)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first quarter of 2022 was $1.5 million lower than the first quarter of 2021, driven primarily by a down payment received on the pending sale of one of our facilities.

Net cash used by financing activities for the first quarter of 2022 was $95.7 million higher than the first quarter of 2021, driven by the net change in customer funds obligations in each period, primarily related to the portion of First American's business under which property tax payments are collected in December and paid on behalf of customers in the following quarter. This increase in cash used by financing activities was partially offset by net borrowings of $8.6 million under our credit facility during the first quarter of 2022.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2022	2021	Change
Net change in debt	$8,562	$—	$8,562
Net change in customer funds obligations	(99,240)	1,659	(100,899)
Purchases of capital assets	(20,844)	(21,670)	826
Cash dividends paid to shareholders	(13,317)	(12,932)	(385)

As of March 31, 2022, our foreign subsidiaries held cash and cash equivalents of $44.2 million. During 2022, we will begin repatriating Canadian current year earnings on an annual basis, as we believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. We intend to use the repatriated earnings to reduce outstanding debt. The historical unremitted Canadian earnings as of December 31, 2021, as well as the accumulated and future unremitted earnings of our European subsidiaries, will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on these earnings as of March 31, 2022. In May 2022, we sold all of our Australian subsidiaries. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, excluding the amount in Australia, we estimate that we would incur a foreign withholding tax liability of approximately $2.0 million, notwithstanding any tax planning strategies that might be available.

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and contingent liabilities can found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 15: Leases" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2021 Form 10-K, under the section entitled Cash Flows and Liquidity. There were no significant changes in our lease or contractual obligations during the first quarter of 2022.

As of March 31, 2022, $339.2 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.71 billion as of March 31, 2022 and $1.70 billion as of December 31, 2021. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$700,000	6.9%	$700,000	6.9%	$—
Floating interest rate	1,010,687	2.8%	1,002,125	2.4%	8,562
Debt principal	1,710,687	4.5%	1,702,125	4.2%	8,562
Shareholders’ equity	579,015		574,598		4,417
Total capital	$2,289,702		$2,276,723		$12,979

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares since the first quarter of 2020, when we suspended share repurchases in order to maintain liquidity during the COVID-19 pandemic. We will continue to evaluate future share repurchases on an opportunistic basis. As of March 31, 2022, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of March 31, 2022, total commitments under our revolving credit facility were $500.0 million and the credit facility matures in June 2026. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million. We were in compliance with our debt covenants as of March 31, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of March 31, 2022, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(153,000)
Outstanding letters of credit(1)	(7,806)
Net available for borrowing as of March 31, 2022	$339,194

(1) We use standby letters of credit to collateralize certain obligations related primarily to our self-insured workers’ compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

OTHER FINANCIAL POSITION INFORMATION
Information concerning items comprising selected captions on our consolidated balance sheets can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" appearing in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Funds held for customers – Funds held for customers of $156.8 million as of March 31, 2022 decreased $98.0 million from December 31, 2021, and the related current liability for funds held for customers of $156.0 million as of March 31, 2022 decreased $100.3 million from December 31, 2021. These decreases were driven by the seasonal nature of a portion of First American's business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the quarters ended March 31, 2022 and 2021 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $7.9 million for the first quarter of 2022 and $9.6 million for the first quarter of 2021.

The number of checks written has been declining, which has contributed to increased competitive pressure when attempting to retain or acquire clients. Both the number of financial institution clients requesting prepaid product discount payments and the amount of the payments has fluctuated from year to year. Although we anticipate that we will selectively continue to make these payments, we cannot quantify future amounts with certainty. The amount paid depends on numerous factors, such as the number and timing of contract executions and renewals, competitors’ actions, overall product discount levels and the structure of up-front product discount payments versus providing higher discount levels throughout the term of the contract.

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $8.3 million as of March 31, 2022 and $11.9 million as of December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2021 Form 10-K. There were no changes in the determination of these estimates during the first quarter of 2022.

New accounting pronouncement – Information regarding the new accounting pronouncement that we have not yet adopted can be found under the caption “Note 2: New Accounting Pronouncement” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $500.0 million of 8.0% senior, unsecured notes outstanding as of March 31, 2022. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of March 31, 2022, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$1,047,973	$1,057,687	3.0%
Senior, unsecured notes	491,445	509,045	8.0%
Amounts drawn on revolving credit facility	153,000	153,000	3.0%
Total debt	$1,692,418	$1,719,732	4.5%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $18.3 million.

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

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swap, which terminates in March 2023, effectively converts $200.0 million of variable-rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $0.1 million as of March 31, 2022 and $3.0 million as of December 31, 2021 and was included in accrued liabilities and other non-current liabilities, respectively, on the consolidated balance sheets.

Based on the daily average amount of variable-rate debt outstanding during the first quarter of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $2.5 million change in interest expense.

Our credit agreement matures on June 1, 2026, at which time any amounts outstanding under the revolving credit facility must be repaid. The term loan facility requires periodic principal payments through June 1, 2026, and the senior, unsecured notes mature in June 2029. Information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2022 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of March 31, 2022, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2021 Form 10-K. There have been no significant changes in these risk factors since we filed the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the first quarter of 2022:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1, 2022 – January 31, 2022	37,071	$29.67	—	$287,452,394
February 1, 2022 – February 28, 2022	62,926	31.32	—	287,452,394
March 1, 2022 – March 31, 2022	35,092	31.08	—	287,452,394
Total	135,089	30.80	—	287,452,394

(1) Under the terms of our 2020 Long-Term Incentive Plan, as well as our previous long-term incentive plans, participants may surrender shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2022, we withheld 135,089 shares in conjunction with the vesting and exercise of equity-based awards.

(2) In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the first quarter of 2022 and $287.5 million remained available for repurchase as of March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Share Sale Agreement, dated as of March 8, 2022, between us and Web.com AUS Holdco Pty Ltd
2.2	Amendment Agreement, dated as of April 29, 2022, to the Share Sale Agreement between us and Web.com AUS Holdco Pty Ltd
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 6, 2022	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2022	/s/ Scott C. Bomar
Scott C. Bomar Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)