Form 10-Q
period 2022-06-30
DELUXE CORP
filed 2022-08-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 27, 2022 was 43,085,310.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$43,262	$41,231
Trade accounts receivable, net of allowance for credit losses	186,591	197,947
Inventories and supplies	37,505	34,928
Funds held for customers, including securities carried at fair value of $8,501 and $13,307, respectively	152,203	254,795
Prepaid expenses	41,060	37,643
Revenue in excess of billings	36,495	30,393
Other current assets	29,086	23,536
Total current assets	526,202	620,473
Deferred income taxes	2,047	2,180
Long-term investments	47,220	47,201
Property, plant and equipment, net of accumulated depreciation of $368,760 and $338,617, respectively	127,786	125,966
Operating lease assets	52,836	58,236
Intangibles, net of accumulated amortization of $754,601 and $698,764, respectively	480,494	510,724
Goodwill	1,431,457	1,430,141
Other non-current assets	272,347	279,463
Total assets	$2,940,389	$3,074,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,957	$153,072
Funds held for customers	152,100	256,257
Accrued liabilities	195,775	216,832
Current portion of long-term debt	57,257	57,197
Total current liabilities	553,089	683,358
Long-term debt	1,618,357	1,625,752
Operating lease liabilities	53,825	56,444
Deferred income taxes	63,198	75,121
Other non-current liabilities	55,129	59,111
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2022 – 43,080; December 31, 2021 – 42,679)	43,080	42,679
Additional paid-in capital	67,417	57,368
Retained earnings	510,897	505,763
Accumulated other comprehensive loss	(24,954)	(31,492)
Non-controlling interest	351	280
Total shareholders’ equity	596,791	574,598
Total liabilities and shareholders’ equity	$2,940,389	$3,074,384

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Product revenue	$322,109	$306,223	$639,412	$605,277
Service revenue	240,844	171,993	479,556	314,204
Total revenue	562,953	478,216	1,118,968	919,481
Cost of products	(117,519)	(112,561)	(231,879)	(219,887)
Cost of services	(146,593)	(94,014)	(281,427)	(165,198)
Total cost of revenue	(264,112)	(206,575)	(513,306)	(385,085)
Gross profit	298,841	271,641	605,662	534,396
Selling, general and administrative expense	(249,626)	(233,908)	(509,325)	(446,344)
Restructuring and integration expense	(15,182)	(11,364)	(31,426)	(25,677)
Gain on sale of businesses and facility	17,527	—	17,527	—
Operating income	51,560	26,369	82,438	62,375
Interest expense	(21,349)	(9,530)	(41,672)	(14,054)
Other income	2,414	2,129	4,417	4,162
Income before income taxes	32,625	18,968	45,183	52,483
Income tax provision	(10,528)	(6,839)	(13,407)	(16,030)
Net income	22,097	12,129	31,776	36,453
Net income attributable to non-controlling interest	(35)	(29)	(71)	(62)
Net income attributable to Deluxe	$22,062	$12,100	$31,705	$36,391
Total comprehensive income	$26,168	$14,124	$38,314	$40,057
Comprehensive income attributable to Deluxe	26,133	14,095	38,243	39,995
Basic earnings per share	0.51	0.29	0.74	0.86
Diluted earnings per share	0.50	0.28	0.72	0.85

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2022	42,923	$42,923	$62,676	$502,125	$(29,025)	$316	$579,015
Net income	—	—	—	22,062	—	35	22,097
Cash dividends ($0.30 per share)	—	—	—	(13,290)	—	—	(13,290)
Common shares issued	201	201	606	—	—	—	807
Common shares retired	(44)	(44)	(1,170)	—	—	—	(1,214)
Employee share-based compensation	—	—	5,305	—	—	—	5,305
Other comprehensive income	—	—	—	—	4,071	—	4,071
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	31,705	—	71	31,776
Cash dividends ($0.60 per share)	—	—	—	(26,571)	—	—	(26,571)
Common shares issued	580	580	1,757	—	—	—	2,337
Common shares retired	(179)	(179)	(5,195)	—	—	—	(5,374)
Employee share-based compensation	—	—	13,487	—	—	—	13,487
Other comprehensive income	—	—	—	—	6,538	—	6,538
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2021	42,104	$42,104	$22,306	$506,613	$(39,824)	$174	$531,373
Net income	—	—	—	12,100	—	29	12,129
Cash dividends ($0.30 per share)	—	—	—	(12,960)	—	—	(12,960)
Common shares issued	475	475	13,704	—	—	—	14,179
Common shares retired	(42)	(42)	(1,768)	—	—	—	(1,810)
Employee share-based compensation	—	—	7,365	—	—	—	7,365
Other comprehensive income	—	—	—	—	1,995	—	1,995
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$495,153	$(41,433)	$141	$513,392
Net income	—	—	—	36,391	—	62	36,453
Cash dividends ($0.60 per share)	—	—	—	(25,791)	—	—	(25,791)
Common shares issued	669	669	14,551	—	—	—	15,220
Common shares retired	(105)	(105)	(4,066)	—	—	—	(4,171)
Employee share-based compensation	—	—	13,564	—	—	—	13,564
Other comprehensive income	—	—	—	—	3,604	—	3,604
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$31,776	$36,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,146	9,201
Amortization of intangibles	74,498	51,823
Operating lease expense	9,756	8,400
Amortization of prepaid product discounts	17,171	15,137
Deferred income taxes	(14,482)	10,977
Employee share-based compensation expense	13,038	14,367
Gain on sale of businesses and facility	(17,527)	—
Other non-cash items, net	15,546	5,015
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	8,976	18,260
Inventories and supplies	(5,713)	6,781
Other current assets	(8,229)	(23,295)
Payments for cloud computing arrangement implementation costs	(11,340)	(16,252)
Other non-current assets	(8,157)	(5,381)
Accounts payable	(4,345)	2,706
Prepaid product discount payments	(12,285)	(19,077)
Other accrued and non-current liabilities	(28,642)	(31,304)
Net cash provided by operating activities	72,187	83,811
Cash flows from investing activities:
Purchases of capital assets	(45,246)	(46,615)
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	—	(956,717)
Proceeds from sale of businesses and facility	23,875	—
Other	895	(1,358)
Net cash used by investing activities	(20,476)	(1,004,690)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	314,000	1,852,850
Payments on long-term debt and swingline loans	(323,376)	(845,000)
Payments for debt issuance costs	—	(17,911)
Net change in customer funds obligations	(100,067)	5,559
Proceeds from issuing shares	1,604	14,852
Employee taxes paid for shares withheld	(5,374)	(4,171)
Cash dividends paid to shareholders	(26,591)	(25,852)
Other	(4,474)	(4,170)
Net cash (used) provided by financing activities	(144,278)	976,157
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,336)	3,387
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(95,903)	58,665
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	285,491	229,409
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$189,588	$288,074

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2022, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2022 and 2021, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2022 and 2021 and the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the 2021 Form 10-K).

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

Comparability – The consolidated statement of cash flows for the six months ended June 30, 2021 has been modified to conform to the current year presentation. We presented payments for cloud computing arrangement implementation costs separately within cash flows from operating activities. Previously, this amount was included in other non-current assets. Also, we included purchases of and proceeds from customer funds marketable securities within other investing activities. Previously, these amounts were presented separately.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Trade accounts receivable – gross	$190,844	$202,077
Allowance for credit losses	(4,253)	(4,130)
Trade accounts receivable – net(1)	$186,591	$197,947

(1) Includes unbilled receivables of $52,647 as of June 30, 2022 and $47,420 as of December 31, 2021.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of year	$4,130	$6,428
Bad debt expense (benefit)	1,449	(1,696)
Write-offs and other	(1,326)	(1,704)
Balance, end of period	$4,253	$3,028

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$6,736	$5,316
Semi-finished goods	7,004	6,708
Finished goods	22,677	21,995
Supplies	6,525	6,041
Reserves for excess and obsolete items	(5,437)	(5,132)
Inventories and supplies, net of reserves	$37,505	$34,928

Changes in the reserves for excess and obsolete items were as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of year	$5,132	$11,748
Amounts charged to expense	1,516	2,151
Write-offs and other	(1,211)	(8,443)
Balance, end of period	$5,437	$5,456

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	June 30, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,606	$—	$(1,105)	$8,501
Available-for-sale debt securities	$9,606	$—	$(1,105)	$8,501

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2022, also included cash of $143,702.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,724	$—	$(374)	$9,350
Canadian guaranteed investment certificate	3,957	—	—	3,957
Available-for-sale debt securities	$13,681	$—	$(374)	$13,307

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2021, also included cash of $241,488.

Expected maturities of available-for-sale debt securities as of June 30, 2022 were as follows:

(in thousands)	Fair value
Due in one year or less	$3,260
Due in two to five years	2,516
Due in six to ten years	2,725
Available-for-sale debt securities	$8,501

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Conditional right to receive consideration	$22,418	$22,780
Unconditional right to receive consideration(1)	14,077	7,613
Revenue in excess of billings	$36,495	$30,393

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	June 30, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer lists/relationships	$495,266	$(282,533)	$212,733	$493,495	$(255,178)	$238,317
Internal-use software	485,726	(368,129)	117,597	456,133	(342,656)	113,477
Technology-based intangibles	98,813	(42,615)	56,198	98,813	(38,553)	60,260
Partner relationships	74,205	(5,750)	68,455	73,095	(2,990)	70,105
Trade names	44,185	(25,460)	18,725	51,052	(31,277)	19,775
Software to be sold	36,900	(30,114)	6,786	36,900	(28,110)	8,790
Intangibles	$1,235,095	$(754,601)	$480,494	$1,209,488	$(698,764)	$510,724

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $38,339 for the quarter ended June 30, 2022, $28,559 for the quarter ended June 30, 2021, $74,498 for the six months ended June 30, 2022 and $51,823 for the six months ended June 30, 2021. Based on the intangibles in service as of June 30, 2022, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2022	$71,410
2023	117,095
2024	77,822
2025	48,273
2026	42,398

We purchased the following intangibles during the six months ended June 30, 2022:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$31,800	3
Customer lists/relationships	12,480	6
Partner relationships	1,110	3
Acquired intangibles	$45,390	4

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the six months ended June 30, 2022:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2021:
Goodwill, gross	$895,338	$432,984	$252,874	$434,812	$2,016,008
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	895,338	40,816	59,175	434,812	1,430,141
Measurement-period adjustment (Note 6)	1,343	—	—	—	1,343
Currency translation adjustment	—	—	(27)	—	(27)
Balance, June 30, 2022	$896,681	$40,816	$59,148	$434,812	$1,431,457

Balance, June 30, 2022:
Goodwill, gross	$896,681	$432,984	$252,847	$434,812	$2,017,324
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$896,681	$40,816	$59,148	$434,812	$1,431,457

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Postretirement benefit plan asset	$90,639	$87,019
Cloud computing arrangement implementation costs	69,008	63,806
Prepaid product discounts	48,683	56,527
Deferred contract acquisition costs(1)	21,018	17,975
Loans and notes receivable from distributors, net of allowance for credit losses(2)	14,602	20,201
Other	28,397	33,935
Other non-current assets	$272,347	$279,463

(1) Amortization of deferred contract acquisition costs was $3,767 for the six months ended June 30, 2022 and $2,276 for the six months ended June 30, 2021.

(2) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,059 as of June 30, 2022 and $1,317 as of December 31, 2021.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of year	$2,830	$3,995
Bad debt expense (benefit)	264	(658)
Exchange for customer lists	(402)	—
Balance, end of period	$2,692	$3,337

Past due receivables and those on non-accrual status were not significant as of June 30, 2022 or December 31, 2021.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of June 30, 2022. There were no write-offs or recoveries recorded during the six months ended June 30, 2022.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,203	$457	$4,394	$8,649	$1,051	$15,754
3-4 internal grade	—	2,599	—	—	—	2,599
Loans and notes receivable	$1,203	$3,056	$4,394	$8,649	$1,051	$18,353

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Balance, beginning of year	$56,527	$50,602
Additions(1)	9,413	18,689
Amortization	(17,171)	(15,137)
Other	(86)	(45)
Balance, end of period	$48,683	$54,109
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $12,285 for the six months ended June 30, 2022 and $19,077 for the six months ended June 30, 2021.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Deferred revenue(1)	$39,960	$52,645
Wages and payroll liabilities, including vacation	31,621	24,951
Employee cash bonuses, including sales incentives	26,102	45,006
Operating lease liabilities	13,278	14,852
Customer rebates	10,638	9,036
Prepaid product discounts due within one year	8,895	11,866
Other	65,281	58,476
Accrued liabilities	$195,775	$216,832

(1) $20,238 of the December 31, 2021 amount was recognized as revenue during the six months ended June 30, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$43,262	$163,338
Restricted cash and restricted cash equivalents included in funds held for customers	143,702	121,992
Non-current restricted cash included in other non-current assets	2,624	2,744
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$189,588	$288,074

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Earnings per share – basic:
Net income	$22,097	$12,129	$31,776	$36,453
Net income attributable to non-controlling interest	(35)	(29)	(71)	(62)
Net income attributable to Deluxe	22,062	12,100	31,705	36,391
Income allocated to participating securities	(16)	(10)	(23)	(27)
Income attributable to Deluxe available to common shareholders	$22,046	$12,090	$31,682	$36,364
Weighted-average shares outstanding	43,016	42,275	42,907	42,169
Earnings per share – basic	$0.51	$0.29	$0.74	$0.86

Earnings per share – diluted:
Net income	$22,097	$12,129	$31,776	$36,453
Net income attributable to non-controlling interest	(35)	(29)	(71)	(62)
Net income attributable to Deluxe	22,062	12,100	31,705	36,391
Income allocated to participating securities	(16)	(10)	(23)	(9)
Re-measurement of share-based awards classified as liabilities	(307)	—	(345)	—
Income attributable to Deluxe available to common shareholders	$21,739	$12,090	$31,337	$36,382
Weighted-average shares outstanding	43,016	42,275	42,907	42,169
Dilutive impact of potential common shares	269	444	349	451
Weighted-average shares and potential common shares outstanding	43,285	42,719	43,256	42,620
Earnings per share – diluted	$0.50	$0.28	$0.72	$0.85
Antidilutive options excluded from calculation	1,891	1,530	1,891	1,530

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income
Net actuarial loss	(225)	(407)	(450)	(814)	Other income
Total amortization	130	(52)	261	(103)	Other income
Tax expense	(79)	(31)	(157)	(63)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	51	(83)	104	(166)	Net income
Realized loss on debt securities	(8)	—	(8)	—	Revenue
Tax benefit	2	—	2	—	Income tax provision
Realized loss on debt securities, net of tax	(6)	—	(6)	—	Net income
Realized loss on interest rate swap	(144)	(330)	(464)	(664)	Interest expense
Tax benefit	38	87	123	174	Income tax provision
Realized loss on interest rate swap, net of tax	(106)	(243)	(341)	(490)	Net income
Foreign currency translation adjustment(1)	(5,550)	—	(5,550)	—	Gain on sale of businesses and facility
Total reclassifications, net of tax	$(5,611)	$(326)	$(5,793)	$(656)

(1) Relates to the sale of our Australian web hosting business during the quarter ended June 30, 2022. Further information can be found in Note 6.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2022 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized loss on cash flow hedge(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2021	$(15,431)	$(344)	$(2,261)	$(13,456)	$(31,492)
Other comprehensive (loss) income before reclassifications	—	(562)	3,075	(1,768)	745
Amounts reclassified from accumulated other comprehensive loss	(104)	6	341	5,550	5,793
Net current-period other comprehensive (loss) income	(104)	(556)	3,416	3,782	6,538
Balance, June 30, 2022	$(15,535)	$(900)	$1,155	$(9,674)	$(24,954)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $195.

(2) Other comprehensive income before reclassifications is net of income tax expense of $1,111.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION AND DIVESTITURES

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American). Further information regarding this acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. During the quarter ended June 30, 2022, we finalized the purchase price allocation for this acquisition and we recorded measurement-period adjustments that increased deferred income tax liabilities by $1,343, with the offset to goodwill.

The final allocation of the First American purchase price to the assets acquired and liabilities was as follows:

(in thousands)	Purchase price allocation
Trade accounts receivable	$27,296
Other current assets	8,533
Property, plant and equipment	9,873
Operating lease assets	24,396
Intangible assets:
Customer relationships	127,000
Partner relationships	72,000
Technology-based intangibles	65,000
Trade names	21,000
Internal-use software	6,111
Total intangible assets	291,111
Goodwill	728,516
Other-non-current assets	350
Accounts payable	(18,475)
Funds held for customers	(9,428)
Accrued liabilities	(23,460)
Operating lease liabilities, non-current	(21,316)
Deferred income taxes	(54,506)
Other non-current liabilities	(4,376)
Payments for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired of $15,841	$958,514

Further information regarding the acquired First American intangibles can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" and "Note 8: Fair Value Measurements," both of which are included in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

First American acquisition transaction costs are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income and were $15,843 for the quarter ended June 30, 2021 and $18,608 for the six months ended June 30, 2021. Operating results for First American were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$90,266	$27,343	$173,550	$27,343
Net loss attributable to Deluxe	(238)	(66)	(748)	(66)

The above results include restructuring and integration costs of $2,787 for the quarter ended June 30, 2022 and $5,000 for the six months ended June 30, 2022.

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

For the quarter and six months ended June 30, 2021 and the nine months ended September 30, 2021, these corrections decreased pro forma revenue by $27,595 from the amounts previously reported. For the years ended December 31, 2021 and 2020, these corrections decreased pro forma revenue by $26,335 and $3,027, respectively, from the amounts previously reported. The corrections to adjusted pro forma net income (loss) attributable to Deluxe from the amounts previously reported were as follows:

(in thousands)	Increase (decrease) in pro forma net income attributable to Deluxe
Quarter ended June 30, 2021	$7,636
Six Months ended June 30, 2021	5,911
Quarter ended September 30, 2021	2,231
Nine Months ended September 30, 2021	8,142
Year Ended December 31, 2021	10,138
Year Ended December 31, 2020	(9,082)

The following unaudited pro forma financial information summarizes our consolidated results of operations as though the First American acquisition occurred on January 1, 2020:

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

The unaudited pro forma financial information was prepared in accordance with our accounting policies, which can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. The pro forma information includes adjustments to reflect the additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied from January 1, 2020. The pro forma information also includes adjustments to reflect the additional interest expense on the debt we issued to fund the acquisition, and the acquisition transaction costs we incurred during 2021 are reflected in the 2020 pro forma results.

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

Divestitures – In May 2022, we completed the sale of our Australian web hosting business for cash proceeds of $17,620, net of costs of the sale. This business generated annual revenue in our Cloud Solutions segment of $23,766 for 2021. During the quarter ended June 30, 2022, we recognized a pretax gain of $15,166 on this sale. The assets and liabilities sold were not significant to our consolidated balance sheet.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

In April 2022, we sold substantially all of the assets of our Promotional Solutions strategic sourcing business, and in August 2022, we sold substantially all of our Promotional Solutions retail packaging business.These businesses generated annual revenue of approximately $30,000 during 2021. The impact of the sale of the strategic sourcing business was not significant to our consolidated financial statements for the quarter ended June 30, 2022, and we do not expect that the impact of the retail packaging sales transaction will be significant to our consolidated financial statements.

We believe that the sale of these businesses will allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Facility sale – In May 2022, we sold our former facility located in Lancaster, California for cash proceeds of $6,929, net of costs of the sale, and we recognized a pretax gain on the sale of $2,361 during the quarter ended June 30, 2022. The sale was a result of our continued real estate rationalization process.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into an interest rate swap in July 2019, which we designated as a cash flow hedge, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). The interest rate swap, which terminates in March 2023, effectively converts $200,000 of variable rate debt to a fixed rate of 1.798%. Changes in the fair value of the interest rate swap are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the interest rate swap was $1,622 as of June 30, 2022 and was included in other current assets on the consolidated balance sheet. The fair value of the swap was $3,028 as of December 31, 2021 and was included in other non-current liabilities on the consolidated balance sheet. The fair value of this derivative is calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedge was fully effective as of June 30, 2022 and December 31, 2021, and its impact on consolidated net income and our consolidated statements of cash flows was not significant. We also expect that the amount that will be reclassified to interest expense during the remaining term of the swap will not be significant.

NOTE 8: FAIR VALUE MEASUREMENTS

Funds held for customers included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and as of December 31, 2021, also included an investment in a Canadian guaranteed investment certificate (GIC) with an original maturity of 2 years. The GIC investment matured during the quarter ended June 30, 2022. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the GIC approximated its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant during the quarters and six months ended June 30, 2022 and 2021.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		June 30, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$8,501	$8,501	$—	$8,501	$—
Derivative asset (Note 7)	Other current assets	1,622	1,622	—	1,622	—
Amortized cost:
Cash	Cash and cash equivalents	43,262	43,262	43,262	—	—
Cash	Funds held for customers	143,702	143,702	143,702	—	—
Cash	Other non-current assets	2,624	2,624	2,624	—	—
Loans and notes receivable from distributors	Other current and non-current assets	15,661	14,262	—	—	14,262
Long-term debt	Current portion of long-term debt and long-term debt	1,675,614	1,600,250	—	1,600,250	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$13,307	$13,307	$—	$13,307	$—
Derivative liability (Note 7)	Other non-current liabilities	(3,028)	(3,028)	—	(3,028)	—
Amortized cost:
Cash	Cash and cash equivalents	41,231	41,231	41,231	—	—
Cash	Funds held for customers	241,488	241,488	241,488	—	—
Cash	Other non-current assets	2,772	2,772	2,772	—	—
Loans and notes receivable from distributors	Other current and non-current assets	21,518	22,344	—	—	22,344
Long-term debt	Current portion of long-term debt and long-term debt	1,682,949	1,728,515	—	1,728,515	—

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

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total cost of revenue	$26	$615	$85	$1,514
Operating expenses	15,182	11,364	31,426	25,677
Restructuring and integration expense	$15,208	$11,979	$31,511	$27,191

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
External consulting fees	$9,141	$5,540	$17,000	$12,923
Internal labor	2,604	2,480	4,300	4,520
Employee severance benefits	3,281	1,018	4,406	1,875
Other	182	2,941	5,805	7,873
Restructuring and integration expense	$15,208	$11,979	$31,511	$27,191

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions and the related severance payments are expected to be completed by the end of 2022.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2021	$5,672
Charges	5,102
Reversals	(696)
Payments	(5,667)
Balance, June 30, 2022	$4,411

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Income tax at federal statutory rate	21.0%	21.0%
Change in valuation allowance	14.9%	0.1%
Tax impact of share-based compensation	5.3%	0.9%
State income tax expense, net of federal income tax benefit	2.6%	2.4%
Non-deductible executive compensation	2.4%	1.7%
Foreign tax rate differences	1.7%	1.7%
Tax on repatriation of foreign earnings	1.4%	4.9%
Non-deductible acquisition costs	0.1%	1.5%
Sale of business (Note 6)	(18.3%)	—
Research and development tax credit	(1.1%)	(0.9%)
Other	(0.3%)	(0.2%)
Effective tax rate	29.7%	33.1%

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

In May 2022, we completed the sale of our Australian web hosting business, and we recognized a capital loss on the transaction for tax purposes. We recorded a valuation allowance for the portion of the capital loss carryover we do not currently expect to realize.

NOTE 11: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for eligible retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 13: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$280	$242	$561	$484
Expected return on plan assets	(1,866)	(1,875)	(3,731)	(3,748)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	225	407	450	814
Net periodic benefit income	$(1,716)	$(1,581)	$(3,431)	$(3,161)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Senior, secured term loan facility	$1,016,250	$1,072,125
Senior, unsecured notes	500,000	500,000
Amounts drawn on senior, secured revolving credit facility	176,500	130,000
Total principal amount	1,692,750	1,702,125
Less: unamortized discount and debt issuance costs	(17,136)	(19,176)
Total debt, net of discount and debt issuance costs	1,675,614	1,682,949
Less: current portion of long-term debt, net of debt issuance costs	(57,257)	(57,197)
Long-term debt	$1,618,357	$1,625,752

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Maturities of long-term debt were as follows as of June 30, 2022:

(in thousands)	Debt obligations
Remainder of 2022	$28,875
2023	72,188
2024	86,625
2025	101,062
2026	904,000
Thereafter	500,000
Total principal amount	$1,692,750

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

Interest is payable under the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 5.13% as of June 30, 2022 and 2.67% as of December 31, 2021, including the impact of an interest rate swap that effectively converts $200,000 of our variable-rate debt to fixed rate debt. Further information regarding the interest rate swap can be found in Note 7.

Borrowings under the credit facility are collateralized by substantially all of the present and future tangible and intangible personal property held by us and our subsidiaries that have guaranteed our obligations under the credit facility, subject to certain exceptions. The credit agreement contains customary covenants regarding limits on levels of indebtedness, liens, mergers, certain asset dispositions, changes in business, advances, investments, loans and restricted payments. The covenants are subject to a number of limitations and exceptions set forth in the credit agreement. The credit agreement also includes requirements regarding our consolidated total leverage ratio and our consolidated secured leverage ratio, as defined in the credit agreement. These ratios may not equal or exceed the following amounts during the periods indicated:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
June 30, 2022 through March 31, 2023	4.75 to 1:00	3.75 to 1:00
June 30, 2023 through March 31, 2024	4.50 to 1:00	3.50 to 1:00
June 30, 2024 and each fiscal quarter thereafter	4.25 to 1:00	3.50 to 1:00

In addition, we are required to maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of June 30, 2022.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Daily average amounts outstanding under our current and previous credit agreements were as follows:

(in thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Daily average amount outstanding	$1,189,469	$1,109,819
Weighted-average interest rate	2.99%	2.43%

As of June 30, 2022, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(176,500)
Outstanding letters of credit(1)	(7,823)
Net available for borrowing as of June 30, 2022	$315,677

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of June 30, 2022 or December 31, 2021.

First American indemnification – Pursuant to the First American acquisition agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission (FTC) investigation initiated in December 2019 seeking information to determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses are limited to the amount of an indemnity holdback, which is our sole recourse for any such losses.

The First American subsidiaries entered into a Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief (the “Order”) with the FTC, which was approved by the FTC on July 29, 2022. Pursuant to the Order, among other things, the First American defendants are required to pay $4,900 to the FTC within 7 days of the entry of the Order. The First American defendants also agreed to certain injunctive relief. The above description is qualified in its entirety to the terms of the Order, which was filed as Exhibit 10.1 to the Current Report on Form 8-K that we filed on July 29, 2022. The payment of the above-referenced amount, together with post-closing expenses that we and First American incurred in connection with this matter, will be withdrawn from the holdback referenced above. As such, the payment of such amount will not have a material impact on our consolidated financial statements.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,623 as of June 30, 2022 and $7,401 as of December 31, 2021. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of June 30, 2022 or December 31, 2021.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2022 or June 30, 2021, and $287,452 remained available for repurchase as of June 30, 2022. During the quarter ended June 30, 2021, we issued 294 thousand shares to employees of First American in conjunction with the acquisition (Note 6), resulting in cash proceeds of $13,000 during the quarter.

NOTE 15: BUSINESS SEGMENT INFORMATION

We operate 4 reportable segments, generally organized by product type, as follows:

•Payments – This segment includes our merchant in-store, online and mobile payment solutions; treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management; payroll and disbursement services, including Deluxe Payment Exchange; and fraud and security services.

•Cloud Solutions – This segment includes data-driven marketing solutions; hosted solutions, including digital engagement, logo design, financial institution profitability reporting and business incorporation services; and web hosting and design services.

•Promotional Solutions – This segment includes business forms, accessories, advertising specialties, promotional apparel and retail packaging.

•Checks – This segment includes printed business and personal checks.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2021 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. In addition, Cloud Solutions has operations in portions of Europe, as well as partners in Central and South America, and had operations in Australia until May 2022 when this business was sold (Note 6).

Our chief operating decision maker (i.e., our Chief Executive Officer) reviews earnings before interest, taxes, depreciation and amortization (EBITDA) on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring, integration and other costs; share-based compensation expense; acquisition transaction costs; certain legal-related

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

expense; and gains or losses on sales of businesses and long-lived assets. Our Chief Executive Officer does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

Segment information for the quarters and six months ended June 30, 2022 and 2021 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Payments:
Revenue	$171,154	$103,339	$337,362	$182,777
Adjusted EBITDA	34,986	21,199	71,421	39,528
Cloud Solutions:
Revenue	68,587	68,067	138,084	130,287
Adjusted EBITDA	17,509	18,803	34,836	36,011
Promotional Solutions:
Revenue	139,276	134,987	272,519	259,494
Adjusted EBITDA	14,596	21,416	31,540	39,131
Checks:
Revenue	183,936	171,823	371,003	346,923
Adjusted EBITDA	82,564	80,191	165,360	163,725
Total segment:
Revenue	$562,953	$478,216	$1,118,968	$919,481
Adjusted EBITDA	149,655	141,609	303,157	278,395

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total segment adjusted EBITDA	$149,655	$141,609	$303,157	$278,395
Corporate operations	(47,918)	(44,147)	(101,801)	(90,428)
Depreciation and amortization expense	(45,047)	(33,244)	(86,644)	(61,024)
Interest expense	(21,349)	(9,530)	(41,672)	(14,054)
Net income attributable to non-controlling interest	35	29	71	62
Restructuring, integration and other costs	(15,208)	(11,979)	(31,511)	(27,191)
Share-based compensation expense	(4,896)	(7,625)	(13,038)	(14,367)
Acquisition transaction costs	(12)	(15,843)	(61)	(18,608)
Certain legal-related expense	(162)	(302)	(845)	(302)
Gain on sale of businesses and facility	17,527	—	17,527	—
Income before income taxes	$32,625	$18,968	$45,183	$52,483

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$183,936	$183,936
Merchant services and other payment solutions	111,619	—	—	—	111,619
Forms and other products	—	—	69,404	—	69,404
Marketing and promotional solutions	—	—	69,872	—	69,872
Treasury management solutions	59,535	—	—	—	59,535
Data-driven marketing solutions	—	45,470	—	—	45,470
Web and hosted solutions	—	23,117	—	—	23,117
Total revenue	$171,154	$68,587	$139,276	$183,936	$562,953

	Quarter Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$171,823	$171,823
Merchant services and other payment solutions	47,115	—	—	—	47,115
Forms and other products	—	—	78,194	—	78,194
Marketing and promotional solutions	—	—	56,793	—	56,793
Treasury management solutions	56,224	—	—	—	56,224
Data-driven marketing solutions	—	39,518	—	—	39,518
Web and hosted solutions	—	28,549	—	—	28,549
Total revenue	$103,339	$68,067	$134,987	$171,823	$478,216

	Six Months Ended June 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$371,003	$371,003
Merchant services and other payment solutions	219,889	—	—	—	219,889
Forms and other products	—	—	139,720	—	139,720
Marketing and promotional solutions	—	—	132,799	—	132,799
Treasury management solutions	117,473	—	—	—	117,473
Data-driven marketing solutions	—	87,313	—	—	87,313
Web and hosted solutions	—	50,771	—	—	50,771
Total revenue	$337,362	$138,084	$272,519	$371,003	$1,118,968

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$346,923	$346,923
Merchant services and other payment solutions	67,417	—	—	—	67,417
Forms and other products	—	—	149,975	—	149,975
Marketing and promotional solutions	—	—	109,519	—	109,519
Treasury management solutions	115,360	—	—	—	115,360
Data-driven marketing solutions	—	73,164	—	—	73,164
Web and hosted solutions	—	57,123	—	—	57,123
Total revenue	$182,777	$130,287	$259,494	$346,923	$919,481

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended June 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$159,939	$63,758	$132,886	$176,692	$533,275
Foreign, primarily Canada and Australia	11,215	4,829	6,390	7,244	29,678
Total revenue	$171,154	$68,587	$139,276	$183,936	$562,953

	Quarter Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$93,796	$59,265	$129,321	$165,799	$448,181
Foreign, primarily Canada and Australia	9,543	8,802	5,666	6,024	30,035
Total revenue	$103,339	$68,067	$134,987	$171,823	$478,216

	Six Months Ended June 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$316,207	$124,382	$260,128	$355,780	$1,056,497
Foreign, primarily Canada and Australia	21,155	13,702	12,391	15,223	62,471
Total revenue	$337,362	$138,084	$272,519	$371,003	$1,118,968

	Six Months Ended June 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$162,280	$112,777	$248,469	$334,813	$858,339
Foreign, primarily Canada and Australia	20,497	17,510	11,025	12,110	61,142
Total revenue	$182,777	$130,287	$259,494	$346,923	$919,481

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

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American) in a cash transaction for $958.5 million, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired, subject to customary adjustments under the terms of the acquisition agreement. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The results of First American are included in our Payments segment and contributed incremental revenue of $144.2 million and incremental adjusted EBITDA of $30.2 million for the first half of 2022. The acquisition was funded with cash on hand and proceeds from new debt. Further information regarding the acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K and under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Impacts of COVID-19, inflation and supply disruptions – The impact of the global coronavirus ("COVID-19") pandemic on our business and historical results of operations can be found in the Executive Overview section appearing in Part II, Item 7 of the 2021 Form 10-K. The impacts of the pandemic continue to contribute to inflationary pressures on our labor, delivery and material costs. Late in the fourth quarter of 2021, we began implementing targeted price increases in all of our segments in response to the current inflationary environment. Despite the price changes, we continue to experience strong revenue volumes, demonstrating the strength of our business and the continued strong demand for our products. During 2022, we also experienced some supply disruptions impacting certain higher margin printed products in our Promotional Solutions segment. We continue to closely monitor our supply chain to promptly address any further delays or disruptions, though we expect some improvement in the second half of 2022.

It remains difficult to estimate the severity and duration of the various impacts of the COVID-19 pandemic, as well as the current inflationary environment and supply chain issues, on our business, financial position or results of operations. The magnitude of the impact will be determined by the duration and span of the pandemic, subsequent COVID-19 variants and their severity, and operational disruptions, including those resulting from government actions, as well as global supply chain conditions and the overall impact on the economy.

Cash flows and liquidity – Cash provided by operating activities remained stable for the first half of 2022, decreasing $11.6 million as compared to the first half of 2021 despite a $28.8 million increase in interest payments as a result of debt issued to complete the First American acquisition and a $22.8 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by inflationary pressures, supply chain constraints in our Promotional Solutions segment, and the continuing secular decline in checks, business forms and some business accessories. We were able to substantially offset these impacts through the contribution of First American's operations, price increases in response to the current inflationary environment, acquisition transaction costs in 2021 related to the First American acquisition that did not recur in 2022, and continued cost saving actions. Free cash flow decreased $10.3 million for the first half of 2022, as compared to the first half of 2021, although we expect free cash flow to increase for the full year, as compared to 2021. Total debt was $1.68 billion and net debt was $1.63 billion as of June 30, 2022. We held cash and cash equivalents of $43.3 million as of June 30, 2022, and liquidity was $358.9 million. Our capital allocation priorities are to responsibly invest in growth, pay our dividend, reduce debt and return value to our shareholders.

2022 earnings vs. 2021 – Numerous factors drove the decrease in net income for the first half of 2022, as compared to the first half of 2021, including:

•a $27.6 million increase in interest expense resulting from debt issued to complete the First American acquisition;

•a $16.4 million increase in acquisition amortization, driven primarily by the First American acquisition;

•increased transformational investments, primarily costs related to our technology infrastructure;

•inflationary pressures on hourly wages, materials and delivery;

•product mix within the Promotional Solutions segment, as supply chain disruptions impacted certain of our higher margin printed products during the first half of 2022; and

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories.

Partially offsetting these decreases in net income were the following factors:

•acquisition transaction costs of $18.6 million in the first half of 2021 related to the First American acquisition;

•pretax gains of $17.5 million on the sale of businesses and a facility during the second quarter of 2022;

•price increases in response to the current inflationary environment;

•actions taken to reduce costs as we continually evaluate our cost structure, including workforce adjustments, real estate rationalization and marketing optimization; and

•revenue growth from new business in all of our segments and strong ongoing demand for our products, reflecting the continued success of our One Deluxe strategy.

Diluted EPS of $0.72 for the first half of 2022, as compared to $0.85 for the first half of 2021, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2022. Adjusted diluted

EPS for the first half of 2022 was $2.05 compared to $2.51 for the first half of 2021, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven primarily by the increase in interest expense resulting from the debt issued to complete the First American acquisition, increased transformational investments, inflationary pressures on our cost structure, Promotional Solutions supply chain disruptions and the continuing secular decline in checks, business forms and some business accessories. These decreases in adjusted EPS were partially offset by the contribution from First American, as adjusted EPS excludes the associated acquisition amortization of $24.6 million for the first half of 2022 compared to $4.0 million for the first half of 2021. In addition, adjusted EPS benefited from price increases in response to the current inflationary environment, various cost saving actions across functional areas, and revenue growth driven by new business in all of our segments and strong ongoing demand for our products. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2021 Form 10-K. We have made significant progress in the integration of our various technology platforms, developed an enterprise-class sales organization, assembled a talented management team, and built an organization focused on developing new and improved products. As a result, we have realized the benefit of significant new client wins in all of our segments. We also completed the acquisition of First American in June 2021, and we believe that First American's end-to-end payments technology platform is providing significant leverage that will continue to accelerate organic revenue growth. Since the acquisition and the implementation of our One Deluxe model, First American revenue growth has been exceeding our expectations.

Divestitures – In May 2022, we completed the sale of our Australian web hosting business for cash proceeds of $17.6 million, net of costs of the sale. This business generated annual revenue in our Cloud Solutions segment of $23.8 million during 2021, and we recognized a pretax gain of $15.2 million on this sale during the second quarter of 2022. The assets and liabilities sold were not significant to our consolidated balance sheet.

In April 2022, we sold substantially all of the assets of our Promotional Solutions strategic sourcing business and in August 2022, we sold substantially all of our Promotional Solutions retail packaging business. These businesses generated annual revenue of approximately $30.0 million during 2021. The impact of the sale of the strategic sourcing business was not significant to our consolidated financial statements for the second quarter of 2022, and we do not expect that the impact of the retail packaging sales transaction will be significant to our consolidated financial statements.

We believe that the sale of these businesses will allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Outlook for 2022

We expect revenue to increase 8% to 10% for 2022, including a full year of revenue from First American and the impact of business exits, as compared to revenue of $2.022 billion for 2021. Business exits are expected to reduce full year 2022 revenue growth by approximately 2.0 percentage points. We expect that adjusted EBITDA margin for the full year will be approximately 18.5% to 19.0%, as compared to 20.2% for 2021, with the fourth quarter of 2022 being higher than the third quarter due to our normal seasonality pattern. Our adjusted EBITDA margin outlook reflects inflation and supply chain disruptions within the higher margin print products in our Promotional Solutions segment, partially offset by price increases. These estimates are subject to, among other things, prevailing macroeconomic conditions, anticipated continued supply chain constraints, labor supply issues, inflation, and the impact of recent divestitures.

As of June 30, 2022, we held cash and cash equivalents of $43.3 million and $315.7 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $105.0 million for the full year, as compared to $109.1 million for 2021, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We were in compliance with our debt covenants as of June 30, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$562,953	$478,216	17.7%	$1,118,968	$919,481	21.7%

The increases in total revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven, in part, by the acquisition and strong performance of First American, which contributed incremental revenue of $61.0 million for the second quarter of 2022 and $144.2 million for the first half of 2022. In addition, revenue grew from new business in all of our segments and strong ongoing demand for our products, reflecting the success of our One Deluxe strategy. Price increases in response to the current inflationary environment also contributed to the revenue increase, primarily in our Promotional Solutions and Checks segments. Partially offsetting these increases in revenue was the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories, as well as the divestitures discussed in Executive Overview, which resulted in a decrease in revenue of $7.4 million for the second quarter and first half of 2022.

Service revenue represented 42.9% of total revenue for the first half of 2022 and 34.2% for the first half of 2021. We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Payments	30.4%	21.6%	30.1%	19.9%
Cloud Solutions	12.2%	14.3%	12.3%	14.2%
Promotional Solutions	24.7%	28.2%	24.4%	28.2%
Checks	32.7%	35.9%	33.2%	37.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total cost of revenue	$264,112	$206,575	27.9%	$513,306	$385,085	33.3%
Total cost of revenue as a percentage of total revenue	46.9%	43.2%	3.7 pts.	45.9%	41.9%	4.0 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven, in part, by the incremental costs resulting from the First American acquisition of $38.0 million for the second quarter of 2022 and $88.7 million for the first half of 2022, including acquisition amortization. In addition, revenue grew in all of our segments, and we experienced some inflationary pressures on hourly wages, materials and delivery. Partially offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories, and Promotional Solutions was impacted by supply chain disruptions for certain higher margin print products. Total cost of revenue as a percentage of total revenue increased for the second quarter and first half of 2022, as compared to the same periods in 2021, driven by the impact of the First American acquisition, including acquisition amortization, the impact of the Promotional Solutions supply chain disruptions for certain higher margin printed products, and inflationary pressures on our cost structure, partially offset by price increases in response to the current inflationary environment.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
SG&A expense	$249,626	$233,908	6.7%	$509,325	$446,344	14.1%
SG&A expense as a percentage of total revenue	44.3%	48.9%	(4.6) pts.	45.5%	48.5%	(3.0) pts.

The increases in SG&A expense for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven, in part, by the incremental operating costs of First American of $13.0 million for the second quarter of 2022 and $30.6 million for the first half of 2022. The First American acquisition also drove an increase in acquisition amortization of $5.3 million for the second quarter of 2022 and $15.6 million for the first half of 2022, as compared to the same periods in 2021. Additionally, costs related to our continued transformational investments increased, primarily driven by investments in our technology infrastructure, including sales and financial management tools, and commission expense increased, primarily as a result of new clients in our Checks segment. Partially offsetting these increases in SG&A expense were acquisition transaction costs of $15.8 million for the second quarter of 2021 and $18.6 million for the first half of 2021 that did not recur in 2022. Also reducing SG&A expense were various cost reduction actions, including workforce adjustments, real estate rationalization and marketing optimization.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Restructuring and integration expense	$15,182	$11,364	$3,818	$31,426	$25,677	$5,749

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

Gain on Sale of Businesses and Facility

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Gain on sale of businesses and facility	$17,527	$—	$17,527	$17,527	$—	$17,527

As discussed in Executive Overview, in May 2022, we completed the sale of our Australian web hosting business for cash proceeds of $17.6 million, net of costs of the sale. During the quarter ended June 30, 2022, we recognized a pretax gain of $15.2 million on this sale. Also during the second quarter of 2022, we sold a former facility for net cash proceeds of $6.9 million, realizing a pretax gain of $2.3 million.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$21,349	$9,530	124.0%	$41,672	$14,054	196.5%
Weighted-average debt outstanding	1,682,573	1,174,615	43.2%	1,689,469	1,008,315	67.6%
Weighted-average interest rate	4.7%	3.1%	1.6 pts.	4.5%	2.6%	1.9 pts.

The increases in interest expense for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven primarily by the increase in our weighted-average interest rate for 2022, due in part to the $500.0 million notes issued in June 2021 with an interest rate of 8.0%. The increase in the amount of debt outstanding, driven by the issuance of debt to fund the First American acquisition in June 2021, also negatively impacted interest expense. Further information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Based on the daily average amount of variable-rate debt outstanding during the first half of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $4.9 million change in interest expense.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Income tax provision	$10,528	$6,839	53.9%	$13,407	$16,030	(16.4%)
Effective income tax rate	32.3%	36.1%	(3.8) pts.	29.7%	30.5%	(0.8) pts.

The decrease in our effective income tax rate for the second quarter of 2022, as compared to the second quarter of 2021, was driven primarily by nondeductible acquisition transaction costs in 2021, which increased our 2021 effective tax rate by 10.3 points. This decrease in our effective income tax rate was partially offset by an increase in the tax impact of share-based compensation and the impact of the repatriation of current year earnings from our Canadian subsidiaries in 2022.

The decrease in our effective income tax rate for the first half of 2022, as compared to the first half of 2021, was driven primarily by the impact of the sale of our Australian web hosting business. For tax purposes, we recognized a capital loss on the transaction, and we recorded a valuation allowance for the portion of the capital loss carryover we do not currently expect to realize. These impacts reduced income tax expense $1.6 million for the first half of 2022, reducing our effective income tax rate by 3.4 points. In addition, nondeductible acquisition transaction costs in 2021 increased our 2021 tax rate by 3.7 points. These decreases in our effective income tax rate were partially offset by a 4.1 point increase in the tax impact of share-based compensation and a 1.4 point increase from the repatriation of current year earnings from our Canadian subsidiaries.

Net Income / Diluted Earnings Per Share

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	Change	2022	2021	Change
Net income	$22,097	$12,129	82.2%	$31,776	$36,453	(12.8%)
Diluted earnings per share	0.50	0.28	78.6%	0.72	0.85	(15.3%)
Adjusted diluted EPS(1)	0.99	1.25	(20.8%)	2.05	2.51	(18.3%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

Numerous factors drove the increases in net income and diluted EPS for the second quarter of 2022, as compared to the second quarter of 2021, including a pretax gain of $17.5 million on the sale of businesses and a facility during the second quarter of 2022 and acquisition transaction costs of $15.8 million in the second quarter of 2021. In addition, net income benefited from price increases in response to the current inflationary environment, actions taken to reduce costs and new business in all of our segments. Partially offsetting these increases in net income and diluted EPS was an $11.8 million increase in interest expense resulting from debt issued to complete the First American acquisition, inflationary pressures, increased transformational investments, a $5.7 million increase in acquisition amortization driven by the First American acquisition, supply chain disruptions for certain of our higher margin print products within Promotional Solutions, and the continuing secular decline in certain of our products.

The decrease in adjusted EPS for the second quarter of 2022, as compared to the second quarter of 2021, was driven primarily by the increase in interest expense resulting from the debt issued to complete the First American acquisition, inflationary pressures on our cost structure, increased transformational investments, supply chain disruptions in Promotional Solutions, and the continuing secular decline in certain of our products. These decreases in adjusted EPS were partially offset by the contribution from First American, as adjusted EPS excludes the associated acquisition amortization of $12.0 million for the second quarter of 2022 compared to $4.0 million for the second quarter of 2021. In addition, adjusted EPS benefited from price increases in response to the current inflationary environment, cost saving actions and new business in all of our segments.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first half of 2022, as compared to the first half of 2021, were driven by the factors outlined in Executive Overview - 2022 earnings vs. 2021.

Adjusted EBITDA

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Adjusted EBITDA(1)	$101,737	$97,462	4.4%	$201,356	$187,967	7.1%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	18.1%	20.4%	(2.3) pts.	18.0%	20.4%	(2.4) pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increases in adjusted EBITDA for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven by the incremental contribution from the First American acquisition of $12.1 million for the second quarter of 2022 and $30.2 million for the first half of 2022. In addition, adjusted EBITDA benefited from price increases in response to the current inflationary environment, actions taken to reduce costs as we continually evaluate our cost structure and revenue growth in all of our segments. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on hourly wages, materials and delivery; increased costs related to our continued transformational investments, primarily investments in our technology infrastructure, including sales and financial management tools; the impact of Promotional Solutions supply chain disruptions; and the continuing secular decline in checks, business forms and some business accessories.

Adjusted EBITDA margin decreased for the second quarter and first half of 2022, as compared to the same periods in 2021, driven by inflationary pressures, planned technology investments and lower sales volume related to supply chain disruptions within the higher margin print products in our Promotional Solutions segment. These decreases in adjusted EBITDA margin were partially offset by price increases, cost saving actions and operating leverage from strong revenue growth. We expect that adjusted EBITDA margin will improve in the second half of the year, as compared to the first half of 2022, driven by the timing of certain employee benefit costs and investments, as well as seasonality for some of our products and services.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$72,187	$83,811
Purchases of capital assets	(45,246)	(46,615)
Free cash flow	$26,941	$37,196

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

Total debt reconciles to net debt as follows:

(in thousands)	June 30, 2022	December 31, 2021
Total debt	$1,675,614	$1,682,949
Cash and cash equivalents	(43,262)	(41,231)
Net debt	$1,632,352	$1,641,718

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

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$43,262	$41,231
Amount available for borrowing under revolving credit facility	315,677	362,619
Liquidity	$358,939	$403,850

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$22,097	$12,129	$31,776	$36,453
Net income attributable to non-controlling interest	(35)	(29)	(71)	(62)
Net income attributable to Deluxe	22,062	12,100	31,705	36,391
Acquisition amortization	23,024	17,335	46,961	30,528
Restructuring, integration and other costs	15,208	11,979	31,511	27,191
Share-based compensation expense	4,896	7,625	13,038	14,367
Acquisition transaction costs	12	15,843	61	18,608
Certain legal-related expense	162	302	845	302
Gain on sale of businesses and facility	(17,527)	—	(17,527)	—
Adjustments, pretax	25,775	53,084	74,889	90,996
Income tax provision impact of pretax adjustments(1)	(5,120)	(11,716)	(16,092)	(20,170)
Income tax impact of sale of business (2)	613	—	(1,550)	—
Adjustments, net of tax	21,268	41,368	57,247	70,826
Adjusted net income attributable to Deluxe	43,330	53,468	88,952	107,217
Income allocated to participating securities	(32)	(39)	(65)	(81)
Re-measurement of share-based awards classified as liabilities	(316)	—	(356)	—
Adjusted income attributable to Deluxe available to common shareholders	$42,982	$53,429	$88,531	$107,136

Weighted average shares and potential common shares outstanding	43,285	42,719	43,256	42,620
Adjustment(3)	—	—	—	(16)
Adjusted weighted average shares and potential common shares outstanding	43,285	42,719	43,256	42,604

GAAP diluted EPS	$0.50	$0.28	$0.72	$0.85
Adjustments, net of tax	0.49	0.97	1.33	1.66
Adjusted diluted EPS	$0.99	$1.25	$2.05	$2.51

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
(2) Represents the recognition of a capital loss carryover arising from the sale of our Australian web hosting business, partially offset by a related valuation allowance for the portion of the carryover we do not currently expect to realize.

(3) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first half of 2021 differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

Adjusted EBITDA and adjusted EBITDA margin – We believe that adjusted EBITDA and adjusted EBITDA margin are useful in evaluating our operating performance, as they eliminate the effect of interest expense, income taxes, the accounting effects of capital investments (i.e., depreciation and amortization) and certain items, as presented below, that may vary for reasons unrelated to current period operating performance. In addition, management utilizes these measures to assess the operating results and performance of the business, to perform analytical comparisons and to identify strategies to improve performance. We also believe that an increasing adjusted EBITDA and adjusted EBITDA margin depict an increase in the value of the company. We do not consider adjusted EBITDA to be a measure of cash flow, as it does not consider certain cash requirements such as interest, income taxes, debt service payments or capital investments.

We have not reconciled our adjusted EBITDA margin outlook for 2022 to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges; restructuring, integration and other costs; gains and losses on sales of businesses and facilities; and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$22,097	$12,129	$31,776	$36,453
Net income attributable to non-controlling interest	(35)	(29)	(71)	(62)
Depreciation and amortization expense	45,047	33,244	86,644	61,024
Interest expense	21,349	9,530	41,672	14,054
Income tax provision	10,528	6,839	13,407	16,030
Restructuring, integration and other costs	15,208	11,979	31,511	27,191
Share-based compensation expense	4,896	7,625	13,038	14,367
Acquisition transaction costs	12	15,843	61	18,608
Certain legal-related expense	162	302	845	302
Gain on sale of businesses and facility	(17,527)	—	(17,527)	—
Adjusted EBITDA	$101,737	$97,462	$201,356	$187,967
Adjusted EBITDA margin	18.1%	20.4%	18.0%	20.4%

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

The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2022, as well as the related severance payments, are expected to be completed by the end of 2022. As a result of our employee reductions, we expect to realize cost savings of approximately $20.0 million in SG&A expense in 2022, in comparison to our 2021 results of operations. In addition, we anticipate cost savings from facility closures of approximately $4.0 million in 2022, in comparison to our 2021 results of operations. Note that these savings will be partially offset by increased labor and other costs, including costs associated with new employees as we restructure certain activities and strive for the optimal mix of employee skill sets that will continue to support our growth strategy.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$171,154	$103,339	65.6%	$337,362	$182,777	84.6%
Adjusted EBITDA	34,986	21,199	65.0%	71,421	39,528	80.7%
Adjusted EBITDA margin	20.4%	20.5%	(0.1) pts.	21.2%	21.6%	(0.4) pts.

The increases in total revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven by the acquisition and strong performance of First American, which contributed incremental revenue of $61.0 million for the second quarter of 2022 and $144.2 million for the first half of 2022. In addition, volume in our core payments businesses increased, primarily digital payments and lockbox processing services. Revenue also benefited from price increases in response to the current inflationary environment. Longer term, we expect high single digit percentage revenue growth for this segment.

The increases in adjusted EBITDA for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven by the incremental contribution of the First American acquisition of $12.1 million for the second quarter of 2022 and $30.2 million for the first half of 2022. In addition, adjusted EBITDA benefited from price increases and the revenue growth in our core payments businesses. These increases in adjusted EBITDA were partially offset by continued sales and information technology investments and inflationary pressures on our cost structure, primarily labor costs in our lockbox processing business. Adjusted EBITDA margin decreased in both periods, as compared to 2021, as the investments in the business and the inflationary pressures exceeded the benefit of the revenue increases. For the full year, we expect adjusted EBITDA margin to be in the low 20% range.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$68,587	$68,067	0.8%	$138,084	$130,287	6.0%
Adjusted EBITDA	17,509	18,803	(6.9%)	34,836	36,011	(3.3%)
Adjusted EBITDA margin	25.5%	27.6%	(2.1) pts.	25.2%	27.6%	(2.4) pts.

The increases in total revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven by growth in data-driven marketing of $6.0 million for the second quarter of 2022 and $14.1 million for the first half of 2022, resulting from relationship expansion with key clients, sales wins and increased marketing spend by our customers. We continue to add new data-driven marketing clients, which will benefit revenue going forward. As discussed under Executive Overview, we sold our Australian web hosting business in May 2022. This sale resulted in a $4.0 million reduction in revenue for the second quarter and first half of 2022. We expect low single digit percentage revenue growth for the full year, reflecting a decline of $16.0 million from the sale of the Australian web hosting business.

Adjusted EBITDA decreased for the second quarter of 2022 and first half of 2022, as compared to the same periods in 2021, driven by the sale of the Australian web hosting business and investments in our data-driven marketing platform, partially offset by the growth in data-driven marketing revenue. Adjusted EBITDA margin decreased in both periods, as compared to 2021, driven by the mix of data-driven marketing clients in each period and the investments in the business. We expect that adjusted EBITDA margin for the full year will be in the low to mid-20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$139,276	$134,987	3.2%	$272,519	$259,494	5.0%
Adjusted EBITDA	14,596	21,416	(31.8%)	31,540	39,131	(19.4%)
Adjusted EBITDA margin	10.5%	15.9%	(5.4) pts.	11.6%	15.1%	(3.5) pts.

The increases in total revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven primarily by the impact of new clients, relationship expansion with existing clients, price increases in response to the current inflationary environment, and strong ongoing demand for our promotional and apparel products. Partially offsetting these revenue increases were lower sales of certain printed products due to supply chain disruptions, as well as the continuing secular decline in business forms and some accessories. The sale of our strategic sourcing business during the second quarter of 2022 resulted in a revenue decline of $3.4 million for the second quarter and first half of 2022, and we expect that revenue for the full year will decline approximately $18.0 million as a result of business exits, including the third quarter sale of our retail packaging business.

Adjusted EBITDA for the second quarter and first half of 2022 decreased compared to the same periods in 2021, driven by inflationary pressures on materials and delivery and supply chain disruptions for certain printed products as a result of paper and other supply disruptions. These decreases in adjusted EBITDA were partially offset by price increases in response to the current inflationary environment and the revenue growth noted above. Adjusted EBITDA margin decreased in both periods, as compared to 2021, as the impact of inflation and supply chain disruptions for certain higher margin printed products exceeded the impact of the price increases and revenue growth. We anticipate improvement in adjusted EBITDA margins for the remainder of 2022, consistent with our long-term expectations.

Checks

Results for our Checks segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$183,936	$171,823	7.0%	$371,003	$346,923	6.9%
Adjusted EBITDA	82,564	80,191	3.0%	165,360	163,725	1.0%
Adjusted EBITDA margin	44.9%	46.7%	(1.8) pts.	44.6%	47.2%	(2.6) pts.

The increases in total revenue for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven primarily by the impact of new client wins, price increases in response to the current inflationary environment and strength in business checks. These increases in revenue were partially offset by the continuing secular decline in checks. We do not expect this level of growth throughout the remainder of 2022, as 2021 revenue benefited from onboarding new clients late in the third quarter of 2021. For the remainder of the year, we anticipate a percentage decline in revenue in the low single digits.

The increases in adjusted EBITDA for the second quarter and first half of 2022, as compared to the same periods in 2021, were driven by the price increases and cost saving actions, partially offset by inflationary pressures on delivery and materials and the secular decline in checks. Adjusted EBITDA margin decreased in both periods, as compared to 2021, as inflationary pressures and the addition of lower margin new clients exceeded the benefit of the pricing and cost savings actions.

CASH FLOWS AND LIQUIDITY

As of June 30, 2022, we held cash and cash equivalents of $43.3 million, as well as restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $146.3 million. The following table shows our cash flow activity for the six months ended June 30, 2022 and 2021 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$72,187	$83,811	$(11,624)
Net cash used by investing activities	(20,476)	(1,004,690)	984,214
Net cash (used) provided by financing activities	(144,278)	976,157	(1,120,435)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,336)	3,387	(6,723)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(95,903)	$58,665	$(154,568)
Free cash flow(1)	$26,941	$37,196	$(10,255)

(1) See the Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $11.6 million for the first half of 2022, as compared to the first half of 2021, driven by a $28.8 million increase in interest payments as a result of debt issued to complete the First American acquisition and a $22.8 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by inflationary pressures, supply chain disruptions in our Promotional Solutions segment, and the continuing secular decline in checks, business forms and some business accessories. We were able to substantially offset these impacts through the contribution of First American's operations, price increases in response to the current inflationary environment, acquisition transaction costs incurred in 2021 related to the First American acquisition that did not recur in 2022, and continued cost saving actions.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Interest payments	$37,713	$8,963	$28,750
Performance-based compensation payments(1)	34,943	12,180	22,763
Income tax payments	22,580	15,270	7,310
Prepaid product discount payments	12,285	19,077	(6,792)
Payments for cloud computing arrangement implementation costs	11,340	16,252	(4,912)
Severance payments	5,667	6,193	(526)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first half of 2022 was $984.2 million lower than the first half of 2021, driven by the acquisition of First American in 2021 and proceeds of $23.9 million from sales of businesses and a facility during 2022.

Net cash used by financing activities for the first half of 2022 was $1,120.4 million higher than the first half of 2021, driven by the net proceeds from debt issued in 2021 to fund the First American acquisition, as well as the net change in customer funds obligations in each period, primarily related to the portion of First American's business under which property tax payments are collected in December and are paid on behalf of customers in the following quarter. In addition, proceeds from issuing shares were $13.2 million lower in 2022, as certain employees of First American purchased our stock during 2021 in conjunction with the acquisition.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Net change in debt	$(9,376)	$1,007,850	$(1,017,226)
Net change in customer funds obligations	(100,067)	5,559	(105,626)
Purchases of capital assets	(45,246)	(46,615)	1,369
Cash dividends paid to shareholders	(26,591)	(25,852)	(739)
Payments for debt issuance costs	—	(17,911)	17,911
Proceeds from sale of businesses and facility	23,875	—	23,875
Proceeds from issuing shares	1,604	14,852	(13,248)

As of June 30, 2022, our foreign subsidiaries held cash and cash equivalents of $40.5 million. During 2022, we began repatriating Canadian current year earnings, as we believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. We intend to use the repatriated earnings to reduce outstanding debt. The historical unremitted Canadian earnings as of December 31, 2021, as well as the accumulated and future unremitted earnings of our European subsidiaries, will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on these earnings as of June 30, 2022. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, we estimate that we would incur a foreign withholding tax liability of approximately $2.0 million, notwithstanding any tax planning strategies that might be available.

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 15: Leases" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2021 Form 10-K, under the section entitled Cash Flows and Liquidity. There were no significant changes in our lease or contractual obligations during the first half of 2022.

As of June 30, 2022, $315.7 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.69 billion as of June 30, 2022 and $1.70 billion as of December 31, 2021. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2022		December 31, 2021
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$700,000	6.9%	$700,000	6.9%	$—
Floating interest rate	992,750	3.9%	1,002,125	2.4%	(9,375)
Debt principal	1,692,750	5.1%	1,702,125	4.2%	(9,375)
Shareholders’ equity	596,791		574,598		22,193
Total capital	$2,289,541		$2,276,723		$12,818

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to an interest rate swap agreement. The related interest rate includes the fixed rate under the swap of 1.798% plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020, when we suspended share repurchases in order to maintain liquidity during the COVID-19 pandemic. As of June 30, 2022, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of June 30, 2022, total commitments under our revolving credit facility were $500.0 million. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million. We were in compliance with our debt covenants as of June 30, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of June 30, 2022, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(176,500)
Outstanding letters of credit(1)	(7,823)
Net available for borrowing as of June 30, 2022	$315,677

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

Funds held for customers – Funds held for customers of $152.2 million as of June 30, 2022 decreased $102.6 million from December 31, 2021, and the related current liability for funds held for customers of $152.1 million as of June 30, 2022 decreased $104.2 million from December 31, 2021. These decreases were driven by the seasonal nature of a portion of First American's business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the six months ended June 30, 2022 and 2021 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial

Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $12.3 million for the first half of 2022 and $19.1 million for the first half of 2021.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $8.9 million as of June 30, 2022 and $11.9 million as of December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2021 Form 10-K. There were no changes in the determination of these estimates during the first half of 2022.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $500.0 million of 8.0% senior, unsecured notes outstanding as of June 30, 2022. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of June 30, 2022, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$1,007,448	$1,016,250	3.9%
Senior, unsecured notes	491,666	407,500	8.0%
Amounts drawn on revolving credit facility	176,500	176,500	3.9%
Total debt	$1,675,614	$1,600,250	5.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $17.1 million.

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

The fair value of the interest rate swap was $1.6 million as of June 30, 2022 and was included in other current assets on the consolidated balance sheet. The fair value of the swap was $3.0 million as of December 31, 2021 and was included in other non-current liabilities on the consolidated balance sheet.

Based on the daily average amount of variable-rate debt outstanding during the first half of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $4.9 million change in interest expense.

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

Foreign currency exchange rate risk – We are exposed to changes in foreign currency exchange rates. Investments in, loans and advances to foreign subsidiaries and branches, as well as the operations of these businesses, are denominated in foreign currencies, primarily Canadian dollars. The effect of exchange rate changes is not expected to have a significant impact on our earnings and cash flows, as our foreign operations represent a relatively small portion of our business. We have not entered into hedges against changes in foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2022 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of June 30, 2022, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2021 Form 10-K. There have been no significant changes in these risk factors since we filed the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the second quarter of 2022:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1, 2022 – April 30, 2022	30,406	$30.29	—	$287,452,394
May 1, 2022 – May 31, 2022	1,727	21.20	—	287,452,394
June 1, 2022 – June 30, 2022	11,456	22.32	—	287,452,394
Total	43,589	27.84	—	287,452,394

(1) Under the terms of our 2022 Stock Incentive Plan, as well as our previous long-term incentive plans, participants may surrender shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the second quarter of 2022, we withheld 43,589 shares in conjunction with the vesting and exercise of equity-based awards.

(2) In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the second quarter of 2022 and $287.5 million remained available for repurchase as of June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 14, 2022)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)

Exhibit Number	Description
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 5, 2022	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2022	/s/ Scott C. Bomar
Scott C. Bomar Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2022	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)