Form 10-Q
period 2022-09-30
DELUXE CORP
filed 2022-11-04
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 26, 2022 was 43,136,109.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$45,535	$41,231
Trade accounts receivable, net of allowance for credit losses	195,151	197,947
Inventories and supplies	45,249	34,928
Funds held for customers, including securities carried at fair value of $7,941 and $13,307, respectively	155,555	254,795
Prepaid expenses	34,513	37,643
Revenue in excess of billings	38,350	30,393
Other current assets	36,066	23,536
Total current assets	550,419	620,473
Deferred income taxes	1,915	2,180
Long-term investments	47,547	47,201
Property, plant and equipment, net of accumulated depreciation of $373,481 and $338,617, respectively	122,478	125,966
Operating lease assets	51,295	58,236
Intangibles, net of accumulated amortization of $789,750 and $698,764, respectively	476,099	510,724
Goodwill	1,431,358	1,430,141
Other non-current assets	276,210	279,463
Total assets	$2,957,321	$3,074,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,474	$153,072
Funds held for customers	155,369	256,257
Accrued liabilities	217,495	216,832
Current portion of long-term debt	64,506	57,197
Total current liabilities	585,844	683,358
Long-term debt	1,606,458	1,625,752
Operating lease liabilities	52,356	56,444
Deferred income taxes	56,432	75,121
Other non-current liabilities	54,159	59,111
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2022 – 43,136; December 31, 2021 – 42,679)	43,136	42,679
Additional paid-in capital	73,856	57,368
Retained earnings	512,342	505,763
Accumulated other comprehensive loss	(27,648)	(31,492)
Non-controlling interest	386	280
Total shareholders’ equity	602,072	574,598
Total liabilities and shareholders’ equity	$2,957,321	$3,074,384

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Product revenue	$317,250	$302,369	$956,662	$907,646
Service revenue	237,788	229,772	717,344	543,976
Total revenue	555,038	532,141	1,674,006	1,451,622
Cost of products	(113,608)	(111,008)	(345,488)	(330,896)
Cost of services	(142,617)	(133,143)	(424,044)	(298,341)
Total cost of revenue	(256,225)	(244,151)	(769,532)	(629,237)
Gross profit	298,813	287,990	904,474	822,385
Selling, general and administrative expense	(243,816)	(239,251)	(753,140)	(685,593)
Restructuring and integration expense	(15,188)	(12,335)	(46,614)	(38,012)
Gain on sale of businesses and facility	1,804	—	19,331	—
Operating income	41,613	36,404	124,051	98,780
Interest expense	(23,799)	(21,494)	(65,471)	(35,548)
Other income	3,075	2,282	7,492	6,443
Income before income taxes	20,889	17,192	66,072	69,675
Income tax provision	(6,129)	(4,691)	(19,536)	(20,720)
Net income	14,760	12,501	46,536	48,955
Net income attributable to non-controlling interest	(35)	(37)	(106)	(99)
Net income attributable to Deluxe	$14,725	$12,464	$46,430	$48,856
Total comprehensive income	$12,066	$10,099	$50,380	$50,157
Comprehensive income attributable to Deluxe	12,031	10,062	50,274	50,058
Basic earnings per share	0.34	0.29	1.08	1.15
Diluted earnings per share	0.34	0.28	1.06	1.13

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791
Net income	—	—	—	14,725	—	35	14,760
Cash dividends ($0.30 per share)	—	—	—	(13,280)	—	—	(13,280)
Common shares issued	66	66	713	—	—	—	779
Common shares retired	(10)	(10)	(213)	—	—	—	(223)
Employee share-based compensation	—	—	5,939	—	—	—	5,939
Other comprehensive loss	—	—	—	—	(2,694)	—	(2,694)
Balance, September 30, 2022	43,136	$43,136	$73,856	$512,342	$(27,648)	$386	$602,072

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	46,430	—	106	46,536
Cash dividends ($0.90 per share)	—	—	—	(39,851)	—	—	(39,851)
Common shares issued	646	646	2,470	—	—	—	3,116
Common shares retired	(189)	(189)	(5,408)	—	—	—	(5,597)
Employee share-based compensation	—	—	19,426	—	—	—	19,426
Other comprehensive income	—	—	—	—	3,844	—	3,844
Balance, September 30, 2022	43,136	$43,136	$73,856	$512,342	$(27,648)	$386	$602,072

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2021	42,537	$42,537	$41,607	$505,753	$(37,829)	$203	$552,271
Net income	—	—	—	12,464	—	37	12,501
Cash dividends ($0.30 per share)	—	—	—	(13,117)	—	—	(13,117)
Common shares issued	75	75	1,104	—	—	—	1,179
Common shares retired	(11)	(11)	(452)	—	—	—	(463)
Employee share-based compensation	—	—	7,897	—	—	—	7,897
Other comprehensive loss	—	—	—	—	(2,402)	—	(2,402)
Balance, September 30, 2021	42,601	$42,601	$50,156	$505,100	$(40,231)	$240	$557,866

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2020	41,973	$41,973	$17,558	$495,153	$(41,433)	$141	$513,392
Net income	—	—	—	48,856	—	99	48,955
Cash dividends ($0.90 per share)	—	—	—	(38,909)	—	—	(38,909)
Common shares issued	744	744	15,655	—	—	—	16,399
Common shares retired	(116)	(116)	(4,518)	—	—	—	(4,634)
Employee share-based compensation	—	—	21,461	—	—	—	21,461
Other comprehensive income	—	—	—	—	1,202	—	1,202
Balance, September 30, 2021	42,601	$42,601	$50,156	$505,100	$(40,231)	$240	$557,866

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$46,536	$48,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,595	14,536
Amortization of intangibles	110,353	88,393
Operating lease expense	14,397	12,897
Amortization of prepaid product discounts	26,258	23,425
Deferred income taxes	(21,791)	13,733
Employee share-based compensation expense	18,766	21,801
Gain on sale of businesses and facility	(19,331)	—
Other non-cash items, net	22,940	10,459
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	(878)	15,164
Inventories and supplies	(14,540)	3,787
Other current assets	(11,826)	(27,495)
Payments for cloud computing arrangement implementation costs	(16,608)	(27,989)
Other non-current assets	(11,808)	(7,832)
Accounts payable	(1,090)	8,538
Prepaid product discount payments	(23,920)	(27,049)
Other accrued and non-current liabilities	(12,635)	(22,094)
Net cash provided by operating activities	123,418	149,229
Cash flows from investing activities:
Purchases of capital assets	(73,454)	(81,081)
Payment for acquisition, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired	—	(956,717)
Proceeds from sale of businesses and facility	25,248	2,648
Other	(1,144)	(1,211)
Net cash used by investing activities	(49,350)	(1,036,361)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	511,000	1,852,850
Payments on long-term debt and swingline loans	(524,175)	(903,438)
Payments for debt issuance costs	—	(18,153)
Net change in customer funds obligations	(88,079)	14,913
Proceeds from issuing shares	2,383	16,031
Employee taxes paid for shares withheld	(5,597)	(4,634)
Cash dividends paid to shareholders	(39,613)	(38,695)
Other	(5,480)	(7,254)
Net cash (used) provided by financing activities	(149,561)	911,620
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(14,107)	(793)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(89,600)	23,695
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	285,491	229,409
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$195,891	$253,104

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2022, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2022 and 2021, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2022 and 2021 and the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The consolidated balance sheet as of December 31, 2021 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K").

The preparation of our consolidated financial statements requires us to make certain estimates and assumptions affecting the amounts reported in the consolidated financial statements and related notes. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of our assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ significantly from our estimates and assumptions.

Comparability – The consolidated statement of cash flows for the nine months ended September 30, 2021 has been modified to conform to the current year presentation. We presented payments for cloud computing arrangement implementation costs separately within cash flows from operating activities. Previously, this amount was included in other non-current assets. Also, we included purchases of and proceeds from customer funds marketable securities within other investing activities. Previously, these amounts were presented separately.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Trade accounts receivable – gross	$198,685	$202,077
Allowance for credit losses	(3,534)	(4,130)
Trade accounts receivable – net(1)	$195,151	$197,947

(1) Includes unbilled receivables of $51,941 as of September 30, 2022 and $47,420 as of December 31, 2021.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of year	$4,130	$6,428
Bad debt expense (benefit)	2,410	(412)
Write-offs and other	(3,006)	(2,555)
Balance, end of period	$3,534	$3,461

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$7,675	$5,316
Semi-finished goods	7,051	6,708
Finished goods	29,550	21,995
Supplies	6,496	6,041
Reserves for excess and obsolete items	(5,523)	(5,132)
Inventories and supplies, net of reserves	$45,249	$34,928

Changes in the reserves for excess and obsolete items were as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of year	$5,132	$11,748
Amounts charged to expense	2,552	2,884
Write-offs and other	(2,161)	(9,136)
Balance, end of period	$5,523	$5,496

Available-for-sale debt securities – Available-for-sale debt securities included within funds held for customers were comprised of the following:

	September 30, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$8,975	$—	$(1,034)	$7,941
Available-for-sale debt securities	$8,975	$—	$(1,034)	$7,941

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2022, also included cash of $147,614.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2021
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,724	$—	$(374)	$9,350
Canadian guaranteed investment certificate	3,957	—	—	3,957
Available-for-sale debt securities	$13,681	$—	$(374)	$13,307

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2021, also included cash of $241,488.

Expected maturities of available-for-sale debt securities as of September 30, 2022 were as follows:

(in thousands)	Fair value
Due in one year or less	$3,415
Due in two to five years	2,819
Due in six to ten years	1,707
Available-for-sale debt securities	$7,941

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Conditional right to receive consideration	$24,147	$22,780
Unconditional right to receive consideration(1)	14,203	7,613
Revenue in excess of billings	$38,350	$30,393

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	September 30, 2022			December 31, 2021
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$510,141	$(381,456)	$128,685	$456,133	$(342,656)	$113,477
Customer lists/relationships	501,411	(299,318)	202,093	493,495	(255,178)	238,317
Technology-based intangibles	98,813	(44,646)	54,167	98,813	(38,553)	60,260
Partner relationships	74,399	(7,285)	67,114	73,095	(2,990)	70,105
Trade names	44,185	(25,985)	18,200	51,052	(31,277)	19,775
Software to be sold	36,900	(31,060)	5,840	36,900	(28,110)	8,790
Intangibles	$1,265,849	$(789,750)	$476,099	$1,209,488	$(698,764)	$510,724

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $35,855 for the quarter ended September 30, 2022, $36,570 for the quarter ended September 30, 2021, $110,353 for the nine months ended September 30, 2022 and $88,393 for the nine months ended September 30, 2021. Based on the intangibles in service as of September 30, 2022, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2022	$37,168
2023	120,753
2024	81,627
2025	48,639
2026	45,553

We acquire and develop internal-use software in the normal course of business. We also, at times, purchase customer list and partner relationship assets. The following intangibles were capitalized during the nine months ended September 30, 2022:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$55,776	3
Customer lists/relationships	18,924	6
Partner relationships	1,304	2
Acquired intangibles	$76,004	4

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the nine months ended September 30, 2022:

(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2021:
Goodwill, gross	$895,338	$432,984	$252,874	$434,812	$2,016,008
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	895,338	40,816	59,175	434,812	1,430,141
Measurement-period adjustment (Note 6)	1,343	—	—	—	1,343
Currency translation adjustment	—	—	(126)	—	(126)
Balance, September 30, 2022	$896,681	$40,816	$59,049	$434,812	$1,431,358

Balance, September 30, 2022:
Goodwill, gross	$896,681	$432,984	$252,748	$434,812	$2,017,225
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$896,681	$40,816	$59,049	$434,812	$1,431,358

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Postretirement benefit plan asset	$92,802	$87,019
Cloud computing arrangement implementation costs	70,519	63,806
Prepaid product discounts	48,591	56,527
Deferred contract acquisition costs(1)	21,671	17,975
Loans and notes receivable from distributors, net of allowance for credit losses(2)	13,525	20,201
Other	29,102	33,935
Other non-current assets	$276,210	$279,463

(1) Amortization of deferred contract acquisition costs was $5,872 for the nine months ended September 30, 2022 and $3,366 for the nine months ended September 30, 2021.

(2) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $992 as of September 30, 2022 and $1,317 as of December 31, 2021.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of year	$2,830	$3,995
Bad debt expense (benefit)	1,221	(1,158)
Other	(402)	—
Balance, end of period	$3,649	$2,837

Past due receivables and those on non-accrual status were not significant as of September 30, 2022 or December 31, 2021.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2022. There were no write-offs or recoveries recorded during the nine months ended September 30, 2022.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	2017	Prior	Total
Risk rating:
1-2 internal grade	$1,172	$443	$4,247	$8,720	$985	$15,567
3-4 internal grade	—	2,599	—	—	—	2,599
Loans and notes receivable	$1,172	$3,042	$4,247	$8,720	$985	$18,166

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Balance, beginning of year	$56,527	$50,602
Additions(1)	18,721	24,284
Amortization	(26,258)	(23,425)
Other	(399)	(191)
Balance, end of period	$48,591	$51,270
 (1) Prepaid product discounts are generally accrued upon contract execution. Cash payments for prepaid product discounts were $23,920 for the nine months ended September 30, 2022 and $27,049 for the nine months ended September 30, 2021.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Employee cash bonuses, including sales incentives	$38,780	$45,006
Deferred revenue(1)	36,193	52,645
Wages and payroll liabilities, including vacation	34,679	24,951
Interest	16,021	4,597
Operating lease liabilities	12,672	14,852
Customer rebates	12,140	9,036
Prepaid product discounts	6,568	11,866
Other	60,442	53,879
Accrued liabilities	$217,495	$216,832

(1) $41,222 of the December 31, 2021 amount was recognized as revenue during the nine months ended September 30, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$45,535	$121,064
Restricted cash and restricted cash equivalents included in funds held for customers	147,614	129,180
Non-current restricted cash included in other non-current assets	2,742	2,860
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$195,891	$253,104

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Earnings per share – basic:
Net income	$14,760	$12,501	$46,536	$48,955
Net income attributable to non-controlling interest	(35)	(37)	(106)	(99)
Net income attributable to Deluxe	14,725	12,464	46,430	48,856
Income allocated to participating securities	(10)	(9)	(33)	(36)
Income attributable to Deluxe available to common shareholders	$14,715	$12,455	$46,397	$48,820
Weighted-average shares outstanding	43,116	42,574	42,974	42,294
Earnings per share – basic	$0.34	$0.29	$1.08	$1.15

Earnings per share – diluted:
Net income	$14,760	$12,501	$46,536	$48,955
Net income attributable to non-controlling interest	(35)	(37)	(106)	(99)
Net income attributable to Deluxe	14,725	12,464	46,430	48,856
Income allocated to participating securities	—	(9)	(22)	(27)
Re-measurement of share-based awards classified as liabilities	(162)	(329)	(507)	(329)
Income attributable to Deluxe available to common shareholders	$14,563	$12,126	$45,901	$48,500
Weighted-average shares outstanding	43,116	42,574	42,974	42,294
Dilutive impact of potential common shares	234	457	310	453
Weighted-average shares and potential common shares outstanding	43,350	43,031	43,284	42,747
Earnings per share – diluted	$0.34	$0.28	$1.06	$1.13
Antidilutive options excluded from calculation	1,815	2,314	1,815	2,314

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$1,066	$1,066	Other income
Net actuarial loss	(225)	(407)	(674)	(1,221)	Other income
Total amortization	130	(52)	392	(155)	Other income
Tax expense	(79)	(30)	(237)	(93)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	51	(82)	155	(248)	Net income
Realized loss on debt securities	—	—	(8)	—	Revenue
Tax benefit	—	—	2	—	Income tax provision
Realized loss on debt securities, net of tax	—	—	(6)	—	Net income
Realized gain (loss) on cash flow hedges	53	(371)	(412)	(1,035)	Interest expense
Tax (expense) benefit	(15)	97	109	271	Income tax provision
Realized gain (loss) on cash flow hedges, net of tax	38	(274)	(303)	(764)	Net income
Currency translation adjustment(1)	—	—	(5,550)	—	Gain on sale of businesses and facility
Total reclassifications, net of tax	$89	$(356)	$(5,704)	$(1,012)

(1) Relates to the sale of our Australian web hosting business during the quarter ended June 30, 2022. Further information can be found in Note 6.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the nine months ended September 30, 2022 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized loss on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2021	$(15,431)	$(344)	$(2,261)	$(13,456)	$(31,492)
Other comprehensive (loss) income before reclassifications	—	(566)	4,712	(6,006)	(1,860)
Amounts reclassified from accumulated other comprehensive loss	(155)	6	303	5,550	5,704
Net current-period other comprehensive (loss) income	(155)	(560)	5,015	(456)	3,844
Balance, September 30, 2022	$(15,586)	$(904)	$2,754	$(13,912)	$(27,648)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $197.

(2) Other comprehensive income before reclassifications is net of income tax expense of $1,701.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION AND DIVESTITURES

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American). Further information regarding this acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. During the quarter ended June 30, 2022, we finalized the purchase price allocation for this acquisition and we recorded measurement-period adjustments that increased deferred income tax liabilities by $1,343, with a corresponding offset to goodwill.

The final allocation of the First American purchase price to the assets acquired and liabilities assumed was as follows:

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

First American acquisition transaction costs are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income and were $208 for the quarter ended September 30, 2021 and $18,816 for the nine months ended September 30, 2021. Operating results for First American were as follows for the nine months ended September 30:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Revenue	$259,724	$109,828
Net income attributable to Deluxe	2,902	824

The above results include restructuring and integration costs of $5,209 for the nine months ended September 30, 2022.

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

In April 2022, we sold the assets of our Promotional Solutions strategic sourcing business, and in August 2022, we sold the assets of our Promotional Solutions retail packaging business. These businesses generated annual revenue of approximately $29,000 during 2021. Neither the gain on these sales nor the assets and liabilities sold were significant to our consolidated financial statements.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

We believe that the sale of these businesses allows us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Facility sale – In May 2022, we sold our former facility located in Lancaster, California for cash proceeds of $6,929, net of costs of the sale, and we recognized a pretax gain on the sale of $2,361 during the quarter ended June 30, 2022. The sale was a result of our continued real estate rationalization process.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). Information regarding our cash flow hedges was as follows:

					September 30, 2022	December 31, 2021
(in thousands)	Notional amount	Interest Rate	Maturity	Balance Sheet Location	Fair Value Asset / (Liability)	Fair Value Asset / (Liability)
July 2019 interest rate swap:
	$200,000	1.798%	March 2023	Other current assets	$2,071	$—
				Other non-current liabilities	—	(3,028)
September 2022 interest rate swap:
	300,000	3.895%	September 2025	Other non-current assets	1,726	—

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the prevailing LIBOR rate curve on the date of measurement. The cash flow hedges were fully effective as of September 30, 2022 and December 31, 2021, and their impact on consolidated net income and our consolidated statements of cash flows was not significant. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be significant.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 8: FAIR VALUE MEASUREMENTS

2022 annual goodwill impairment analysis – Our impairment of goodwill policy can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K. This policy explains our methodology for assessing the impairment of goodwill.

In completing the 2022 annual impairment analysis of goodwill as of July 31, 2022, we elected to perform qualitative analyses for all of our reporting units, with the exception of our Cloud Data Analytics reporting unit. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses completed in prior periods. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. The quantitative analysis of our Cloud Data Analytics reporting unit indicated that the estimated fair value of this reporting unit exceeded its carrying value by approximately $46,000, or by 39% above the carrying value of its net assets. As such, no goodwill impairment charges were recorded as a result of our annual impairment analysis.

Recurring fair value measurements – Funds held for customers included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and as of December 31, 2021, also included an investment in a Canadian guaranteed investment certificate (GIC) with an original maturity of 2 years. The GIC investment matured during the quarter ended June 30, 2022. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the GIC approximated its fair value, based on estimates using current market rates offered for deposits with similar remaining maturities. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant during the quarters and nine months ended September 30, 2022 and 2021.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$7,941	$7,941	$—	$7,941	$—
Derivative assets (Note 7)	Other current and non-current assets	3,797	3,797	—	3,797	—
Amortized cost:
Cash	Cash and cash equivalents	45,535	45,535	45,535	—	—
Cash	Funds held for customers	147,614	147,614	147,614	—	—
Cash	Other non-current assets	2,742	2,742	2,742	—	—
Loans and notes receivable from distributors	Other current and non-current assets	14,517	13,090	—	—	13,090
Long-term debt	Current portion of long-term debt and long-term debt	1,670,964	1,597,546	—	1,597,546	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2021		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$13,307	$13,307	$—	$13,307	$—
Derivative liability (Note 7)	Other non-current liabilities	(3,028)	(3,028)	—	(3,028)	—
Amortized cost:
Cash	Cash and cash equivalents	41,231	41,231	41,231	—	—
Cash	Funds held for customers	241,488	241,488	241,488	—	—
Cash	Other non-current assets	2,772	2,772	2,772	—	—
Loans and notes receivable from distributors	Other current and non-current assets	21,518	22,344	—	—	22,344
Long-term debt	Current portion of long-term debt and long-term debt	1,682,949	1,728,515	—	1,728,515	—

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

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total cost of revenue	$131	$1,559	$216	$3,073
Operating expenses	15,188	12,335	46,614	38,012
Restructuring and integration expense	$15,319	$13,894	$46,830	$41,085

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
External consulting fees	$7,670	$6,432	$24,670	$19,355
Internal labor	1,877	1,756	6,177	6,276
Employee severance benefits	3,826	1,293	8,232	3,167
Other	1,946	4,413	7,751	12,287
Restructuring and integration expense	$15,319	$13,894	$46,830	$41,085

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions and the related severance payments are expected to be completed by mid-2023.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2021	$5,672
Charges	8,928
Reversals	(696)
Payments	(7,502)
Balance, September 30, 2022	$6,402

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Income tax at federal statutory rate	21.0%	21.0%
Change in valuation allowance	10.2%	0.1%
Tax impact of share-based compensation	4.0%	0.9%
State income tax expense, net of federal income tax benefit	2.8%	2.4%
Non-deductible executive compensation	2.2%	1.7%
Foreign tax rate differences	1.5%	1.7%
Tax on repatriation of foreign earnings	1.5%	4.9%
Non-deductible acquisition costs	0.1%	1.5%
Sale of business (Note 6)	(12.5%)	—
Research and development tax credit	(1.0%)	(0.9%)
Other	(0.2%)	(0.2%)
Effective tax rate	29.6%	33.1%

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$280	$242	$841	$726
Expected return on plan assets	(1,866)	(1,875)	(5,596)	(5,623)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	225	407	674	1,221
Net periodic benefit income	$(1,716)	$(1,581)	$(5,147)	$(4,742)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Senior, secured term loan facility	$1,001,813	$1,072,125
Senior, unsecured notes	475,000	500,000
Amounts drawn on senior, secured revolving credit facility	210,000	130,000
Total principal amount	1,686,813	1,702,125
Less: unamortized discount and debt issuance costs	(15,849)	(19,176)
Total debt, net of discount and debt issuance costs	1,670,964	1,682,949
Less: current portion of long-term debt, net of debt issuance costs	(64,506)	(57,197)
Long-term debt	$1,606,458	$1,625,752

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Maturities of long-term debt were as follows as of September 30, 2022:

(in thousands)	Debt obligations
Remainder of 2022	$14,438
2023	72,188
2024	86,625
2025	101,062
2026	937,500
Thereafter	475,000
Total principal amount	$1,686,813

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

Interest is payable under the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 5.30% as of September 30, 2022 and 2.67% as of December 31, 2021, including the impact of interest rate swaps that effectively convert $500,000 of our variable-rate debt to fixed rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2022 through March 31, 2023	4.75 to 1:00	3.75 to 1:00
June 30, 2023 through March 31, 2024	4.50 to 1:00	3.50 to 1:00
June 30, 2024 and each fiscal quarter thereafter	4.25 to 1:00	3.50 to 1:00

In addition, we are required to maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of September 30, 2022.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Daily average amounts outstanding under our current and previous credit agreements were as follows:

(in thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Daily average amount outstanding	$1,477,841	$1,109,819
Weighted-average interest rate	4.00%	2.43%

As of September 30, 2022, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(210,000)
Outstanding letters of credit(1)	(7,823)
Net available for borrowing as of September 30, 2022	$282,177

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states.These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured notes – In June 2021, we issued $500,000 of 8.0% senior, unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American in June 2021 (Note 6). Interest payments are due each June and December. During the quarter ended September 30, 2022, we settled $25,000 of these notes via open market purchases. We realized a pretax gain of $1,726 on these debt retirements that is included in interest expense in the consolidated statements of comprehensive income for the quarter and nine months ended September 30, 2022.

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks, including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of September 30, 2022 or December 31, 2021.

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

The First American subsidiaries entered into a Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief (the “Order”) with the FTC, which was approved by the FTC on July 29, 2022. The parties subsequently entered into an amended Order. Pursuant to the Order, among other things, the First American defendants are required to pay $4,900 to the FTC within 7 days of the entry of the Order. The First American defendants also agreed to certain injunctive relief. The above

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

description is qualified in its entirety to the terms of the Order, which was filed as Exhibit 10.1 to the Current Report on Form 8-K that we filed on July 29, 2022. The revised Order is attached as Exhibit 10.1 to this report. The payment of the above-referenced amount, together with post-closing expenses that we and First American incurred in connection with this matter, will be withdrawn from the holdback referenced above. As such, the payment of such amount will not have a material impact on our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $10,130 as of September 30, 2022 and $7,401 as of December 31, 2021. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of September 30, 2022 or December 31, 2021.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2022 or September 30, 2021, and $287,452 remained available for repurchase as of September 30, 2022. During the quarter ended June 30, 2021, we issued 294 thousand shares to employees of First American in conjunction with the acquisition (Note 6), resulting in cash proceeds of $13,000 during the second quarter of 2021.

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

•Promotional Solutions – This segment includes business forms, accessories, advertising specialties and promotional apparel.

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

Segment information for the quarters and nine months ended September 30, 2022 and 2021 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Payments:
Revenue	$169,787	$160,268	$507,149	$343,045
Adjusted EBITDA	36,184	31,598	107,605	71,125
Cloud Solutions:
Revenue	66,739	69,497	204,824	199,784
Adjusted EBITDA	16,034	19,036	50,869	55,047
Promotional Solutions:
Revenue	136,081	130,330	408,600	389,825
Adjusted EBITDA	18,255	17,673	49,795	56,804
Checks:
Revenue	182,431	172,046	553,433	518,968
Adjusted EBITDA	80,478	77,254	245,838	240,979
Total segment:
Revenue	$555,038	$532,141	$1,674,006	$1,451,622
Adjusted EBITDA	150,951	145,561	454,107	423,955

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total segment adjusted EBITDA	$150,951	$145,561	$454,107	$423,955
Corporate operations	(46,359)	(42,832)	(148,159)	(133,259)
Depreciation and amortization expense	(42,304)	(41,906)	(128,948)	(102,929)
Interest expense	(23,799)	(21,494)	(65,471)	(35,548)
Net income attributable to non-controlling interest	35	37	106	99
Restructuring, integration and other costs	(15,319)	(13,894)	(46,830)	(41,085)
Share-based compensation expense	(5,728)	(7,434)	(18,766)	(21,801)
Acquisition transaction costs	(51)	(208)	(112)	(18,816)
Certain legal-related benefit (expense)	1,659	(638)	814	(941)
Gain on sale of businesses and facility	1,804	—	19,331	—
Income before income taxes	$20,889	$17,192	$66,072	$69,675

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$182,431	$182,431
Merchant services and other payment solutions	108,255	—	—	—	108,255
Forms and other products	—	—	71,797	—	71,797
Marketing and promotional solutions	—	—	64,284	—	64,284
Treasury management solutions	61,532	—	—	—	61,532
Data-driven marketing solutions	—	46,993	—	—	46,993
Web and hosted solutions	—	19,746	—	—	19,746
Total revenue	$169,787	$66,739	$136,081	$182,431	$555,038

	Quarter Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$172,046	$172,046
Merchant services and other payment solutions	103,014	—	—	—	103,014
Forms and other products	—	—	68,646	—	68,646
Marketing and promotional solutions	—	—	61,684	—	61,684
Treasury management solutions	57,254	—	—	—	57,254
Data-driven marketing solutions	—	41,956	—	—	41,956
Web and hosted solutions	—	27,541	—	—	27,541
Total revenue	$160,268	$69,497	$130,330	$172,046	$532,141

	Nine Months Ended September 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$553,433	$553,433
Merchant services and other payment solutions	328,144	—	—	—	328,144
Forms and other products	—	—	211,517	—	211,517
Marketing and promotional solutions	—	—	197,083	—	197,083
Treasury management solutions	179,005	—	—	—	179,005
Data-driven marketing solutions	—	134,307	—	—	134,307
Web and hosted solutions	—	70,517	—	—	70,517
Total revenue	$507,149	$204,824	$408,600	$553,433	$1,674,006

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$518,968	$518,968
Merchant services and other payment solutions	170,431	—	—	—	170,431
Forms and other products	—	—	218,622	—	218,622
Marketing and promotional solutions	—	—	171,203	—	171,203
Treasury management solutions	172,614	—	—	—	172,614
Data-driven marketing solutions	—	115,120	—	—	115,120
Web and hosted solutions	—	84,664	—	—	84,664
Total revenue	$343,045	$199,784	$389,825	$518,968	$1,451,622

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended September 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$159,160	$64,111	$129,697	$175,481	$528,449
Foreign, primarily Canada	10,627	2,628	6,384	6,950	26,589
Total revenue	$169,787	$66,739	$136,081	$182,431	$555,038

	Quarter Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$150,594	$60,778	$124,571	$166,339	$502,282
Foreign, primarily Canada and Australia	9,674	8,719	5,759	5,707	29,859
Total revenue	$160,268	$69,497	$130,330	$172,046	$532,141

	Nine Months Ended September 30, 2022
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$475,368	$188,494	$389,824	$531,260	$1,584,946
Foreign, primarily Canada and Australia	31,781	16,330	18,776	22,173	89,060
Total revenue	$507,149	$204,824	$408,600	$553,433	$1,674,006

	Nine Months Ended September 30, 2021
(in thousands)	Payments	Cloud Solutions	Promotional Solutions	Checks	Consolidated
United States	$312,874	$173,555	$373,042	$501,152	$1,360,623
Foreign, primarily Canada and Australia	30,171	26,229	16,783	17,816	90,999
Total revenue	$343,045	$199,784	$389,825	$518,968	$1,451,622

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

Acquisition – On June 1, 2021, we acquired all of the equity of First American Payment Systems, L.P. (First American) in a cash transaction for $958.5 million, net of cash, cash equivalents, restricted cash and restricted cash equivalents acquired. First American is a large-scale payments technology company that provides partners and merchants with comprehensive in-store, online and mobile payment solutions. The results of First American are included in our Payments segment and contributed incremental revenue of $144.2 million and incremental adjusted EBITDA of $30.2 million for the first nine months of 2022. The acquisition was funded with cash on hand and proceeds from new debt. Further information regarding the acquisition can be found under the caption "Note 6: Acquisitions" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K and under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Recent market conditions – The impact of the global coronavirus ("COVID-19") pandemic on our business and historical results of operations can be found in the Executive Overview section appearing in Part II, Item 7 of the 2021 Form 10-K. The environment surrounding COVID-19 and any countermeasures taken to reduce its spread may impact our future performance and remains difficult to predict.

In 2021, we began experiencing increased inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we began implementing targeted price increases in all of our segments in late 2021. Despite the price changes, we continue to experience strong revenue volumes, demonstrating the strength of our business and the continued strong demand for our products. During 2022, we began experiencing some supply disruptions impacting certain higher margin printed products in our Promotional Solutions segment. We continue to closely monitor our supply chain to promptly address any further delays or disruptions, and we did see some improvement in the third quarter of 2022. We have also been experiencing labor supply issues in certain portions of the business. It remains difficult to estimate the severity and duration of the current inflationary environment or supply chain and labor issues on our business, financial position or results of operations.

In 2022, our interest expense began increasing as a result of the rising interest rate environment. We executed an interest rate swap during the third quarter of 2022 to effectively convert an additional $300.0 million of our variable-rate debt to a fixed rate. As of September 30, 2022, nearly 60% of our debt was fixed rate, which will partially insulate us from future interest rate increases.

Cash flows and liquidity – Cash provided by operating activities for the first nine months of 2022 decreased $25.8 million as compared to the first nine months of 2021. The decrease reflects a $32.8 million increase in interest payments as a result of debt issued to complete the First American acquisition and rising interest rates, as well as a $22.8 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by a $17.7 million increase in income tax payments, as well as inflationary pressures, supply chain disruptions in our Promotional Solutions segment, and the continuing secular decline in checks, business forms and some business accessories. The increase in income tax payments was primarily driven by the provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and that require the capitalization of research and development and cloud computing arrangement expenditures for income tax purposes. We were able to substantially offset these decreases in operating cash flow through the incremental contribution of the First American acquisition, price increases in response to the current inflationary environment, continued cost saving actions, and revenue growth from new business and strong demand for our products. In addition, we incurred acquisition transaction costs of $18.8 million for the first nine months of 2021 related to the First American acquisition that did not recur in 2022. Free cash flow decreased $18.2 million for the first nine months of 2022, as compared to the first nine months of 2021. During the third quarter of 2022, we retired $25.0 million of our $500.0 million senior, unsecured notes, realizing a pretax gain of $1.7 million. Total debt was $1.67 billion and net debt was $1.63 billion as of September 30, 2022. We held cash and cash equivalents of $45.5 million as of September 30, 2022, and liquidity was $327.7 million. Our capital allocation priorities are to responsibly invest in growth, pay our dividend, reduce debt and return value to our shareholders.

2022 earnings vs. 2021 – Multiple factors drove the decrease in net income for the first nine months of 2022, as compared to the first nine months of 2021, including:

•a $29.9 million increase in interest expense resulting from debt issued to complete the First American acquisition and the effect of increasing interest rates on our variable-rate debt;

•increased transformational investments, primarily costs related to our technology infrastructure, as well as an increase in restructuring and integration costs of $8.6 million;

•inflationary pressures on hourly wages, materials and delivery and supply chain disruptions within the Promotional Solutions segment that impacted certain of our higher margin printed products during 2022;

•a $12.9 million increase in acquisition amortization, driven primarily by the First American acquisition; and

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories.

Partially offsetting these decreases in net income were the following factors:

•price increases in response to the current inflationary environment;

•pretax gains of $19.3 million from the sale of businesses and a facility during the first nine months of 2022;

•acquisition transaction costs of $18.8 million for the first nine months of 2021 related to the First American acquisition that did not recur in 2022;

•actions taken to reduce costs as we continually evaluate our cost structure, including workforce adjustments, real estate rationalization and marketing optimization; and

•revenue growth from new business in all of our segments and strong ongoing demand for our products, reflecting the continued success of our One Deluxe strategy.

Diluted EPS of $1.06 for the first nine months of 2022, as compared to $1.13 for the first nine months of 2021, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2022. Adjusted diluted EPS for the first nine months of 2022 was $3.04 compared to $3.62 for the first nine months of 2021, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the increase in interest expense resulting from the debt issued to complete the First American acquisition and the effect of increasing interest rates on our variable-rate debt, increased transformational investments, inflationary pressures on our cost structure, Promotional Solutions supply chain disruptions and the continuing secular decline in checks, business forms and some business accessories. These decreases in adjusted EPS were partially offset by price increases in response to the current inflationary environment and the contribution from First American, as adjusted EPS excludes the associated acquisition amortization of $35.2 million for the first nine months of 2022 compared to $15.9 million for the first nine months of 2021. In addition, adjusted EPS benefited from various cost saving actions across functional areas, as well as revenue growth from new business in all of our segments and strong ongoing demand for our products. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

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

In April 2022, we sold the assets of our Promotional Solutions strategic sourcing business and in August 2022, we sold the assets of our Promotional Solutions retail packaging business. These businesses generated annual revenue of approximately $29.0 million during 2021. Neither the gain on these sales nor the assets and liabilities sold were significant to our consolidated financial statements.

We believe that the sale of these businesses allows us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Outlook for 2022

We expect revenue to increase 8% to 10% for 2022, including a full year of revenue from First American and the impact of business exits, as compared to revenue of $2.022 billion for 2021. Business exits are expected to reduce full year 2022 revenue growth by approximately 2.0 percentage points. We expect that adjusted EBITDA margin for the full year will be approximately 18.5% to 19.0%, as compared to 20.2% for 2021. These estimates are subject to, among other things, uncertain macroeconomic conditions, labor supply issues, inflation and the impact of divestitures.

As of September 30, 2022, we held cash and cash equivalents of $45.5 million and $282.2 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $105.0 million for the full year, as compared to $109.1 million for 2021, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We were in compliance with our debt covenants as of September 30, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$555,038	$532,141	4.3%	$1,674,006	$1,451,622	15.3%

The increases in total revenue for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven, in part, by revenue growth from new business in all of our segments and strong ongoing demand for our products, reflecting the success of our One Deluxe strategy. Price increases in response to the current inflationary environment also contributed to the revenue increase, primarily in our Checks and Promotional Solutions segments. For the first nine months of 2022, the revenue increase also reflected the acquisition and strong performance of First American, which contributed incremental revenue of $144.2 million for the first nine months of 2022. Partially offsetting these increases in revenue was the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories, as well as the divestitures discussed in Executive Overview, which resulted in a decrease in revenue of $11.6 million for the third quarter of 2022 and $19.0 million for the first nine months of 2022.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Payments	30.6%	30.1%	30.3%	23.6%
Cloud Solutions	12.0%	13.1%	12.2%	13.8%
Promotional Solutions	24.5%	24.5%	24.4%	26.9%
Checks	32.9%	32.3%	33.1%	35.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total cost of revenue	$256,225	$244,151	4.9%	$769,532	$629,237	22.3%
Total cost of revenue as a percentage of total revenue	46.2%	45.9%	0.3 pts.	46.0%	43.3%	2.7 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven, in part, by the revenue growth noted above, and we experienced some inflationary pressures on hourly wages, materials and delivery. For the first nine months of 2022, the increase in total cost of revenue also reflected incremental costs resulting from the First American acquisition of $88.7 million, including acquisition amortization. Partially offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories, and Promotional Solutions was impacted by supply chain disruptions for certain higher margin print products, although there were improvements in supply availability in the third quarter of 2022, as compared to the second quarter of 2022.

For the third quarter of 2022, total cost of revenue as a percentage of total revenue increased only slightly as compared to the third quarter of 2021, as the inflationary impacts and unfavorable changes in product mix noted above were offset by our pricing actions. For the first nine months of 2022, total cost of revenue as a percentage of total revenue increased as compared to the first nine months of 2021, as the inflationary impacts and unfavorable changes in product mix noted above exceeded the benefit of our price increases. For the first nine months of 2022, the impact of the First American acquisition, including acquisition amortization, also increased total cost of revenue as a percentage of total revenue.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
SG&A expense	$243,816	$239,251	1.9%	$753,140	$685,593	9.9%
SG&A expense as a percentage of total revenue	43.9%	45.0%	(1.1) pts.	45.0%	47.2%	(2.2) pts.

The increases in SG&A expense for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven, in part, by increased costs related to our continued transformational investments, primarily investments in our technology infrastructure, including sales and financial management tools, and commission expense increased, primarily as a result of increased volume from new clients in our Checks segment. For the first nine months of 2022, the increase in SG&A expense also reflected the incremental operating costs of First American of $30.6 million. The First American acquisition also drove an increase in acquisition amortization of $19.3 million for the first nine months of 2022, as compared to the first nine months of 2021, and bad debt expense increased $5.2 million for the first nine months of 2022, driven by reserve reversals in 2021 as the impact of the COVID-19 pandemic lessened. Partially offsetting these increases in SG&A expense were various cost reduction actions, including workforce adjustments, real estate rationalization and marketing optimization, and during the first nine months of 2021, we incurred acquisition transaction costs of $18.8 million that did not recur in 2022.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Restructuring and integration expense	$15,188	$12,335	$2,853	$46,614	$38,012	$8,602

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

Gain on Sale of Businesses and Facility

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Gain on sale of businesses and facility	$1,804	$—	$1,804	$19,331	$—	$19,331

As discussed in Executive Overview, during the third quarter of 2022, we sold the assets of our Promotional Solutions retail packaging business, and during the second quarter of 2022, we completed the sale of our Australian web hosting business and a former facility. Net cash proceeds from these sales were $25.2 million during the first nine months of 2022.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Interest expense	$23,799	$21,494	10.7%	$65,471	$35,548	84.2%
Weighted-average debt outstanding	1,944,604	1,833,408	6.1%	1,974,445	1,286,368	53.5%
Weighted-average interest rate	5.6%	4.1%	1.5 pts.	5.0%	3.3%	1.7 pts.

The increase in interest expense for the third quarter of 2022, as compared to the third quarter of 2021, was due to the rising interest rate environment, as well as the increase in weighted-average debt outstanding as we funded operations and investments.

The increase in interest expense for the first nine months of 2022, as compared to the first nine months of 2021, was due primarily to the increase in the amount of debt outstanding in 2022, driven by the issuance of debt to fund the First American acquisition in June 2021. Also negatively impacting interest expense for the first nine months of 2022 was the increase in our weighted-average interest rate, due to the $500.0 million notes we issued in June 2021 with an interest rate of 8.0% and the rising interest rate environment. Further information regarding our debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Based on the daily average amount of variable-rate debt outstanding during the first nine months of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $7.3 million change in interest expense.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Income tax provision	$6,129	$4,691	30.7%	$19,536	$20,720	(5.7%)
Effective income tax rate	29.3%	27.3%	2.0 pts.	29.6%	29.7%	(0.1) pts.

The increase in our effective income tax rate for the third quarter of 2022, as compared to the third quarter of 2021, was driven primarily by an increase in the tax impact of share-based compensation and the impact of the repatriation of current year earnings from our Canadian subsidiaries in 2022.

The slight decrease in our effective income tax rate for the first nine months of 2022, as compared to the first nine months of 2021, was driven primarily by the impact of the sale of our Australian web hosting business. For tax purposes, we recognized a capital loss on the transaction, and we recorded a valuation allowance for the portion of the capital loss carryover we do not currently expect to realize. These impacts reduced income tax expense $1.6 million for the first nine months of 2022, reducing our effective income tax rate by 2.3 points. In addition, nondeductible acquisition transaction costs in 2021 increased our 2021 tax rate by 2.8 points. These decreases in our effective income tax rate were offset by a 3.2 point increase in the tax impact of share-based compensation and a 1.5 point increase from the repatriation of current year earnings from our Canadian subsidiaries.

Net Income / Diluted Earnings Per Share

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	Change	2022	2021	Change
Net income	$14,760	$12,501	18.1%	$46,536	$48,955	(4.9%)
Diluted earnings per share	0.34	0.28	21.4%	1.06	1.13	(6.2%)
Adjusted diluted EPS(1)	0.99	1.10	(10.0%)	3.04	3.62	(16.0%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

Multiple factors drove the increases in net income and diluted EPS for the third quarter of 2022, as compared to the third quarter of 2021, including the benefit of price increases, actions taken to reduce costs, and revenue growth from new business in all of our segments and strong ongoing demand for our products, as well as a $3.5 million decrease in acquisition amortization and a $2.3 million year-over-year benefit in 2022 related to certain legal-related expenses. Partially offsetting these increases in net income and diluted EPS were inflationary pressures and increased transformational investments. Also, net income was impacted by an unfavorable change in product mix driven by the impact of Promotional Solutions supply chain disruptions for certain higher margin printed products and growth in Cloud Solutions's data-driven marketing revenue combined with declines in the higher margin web hosting business. In addition, net income and diluted EPS were negatively impacted by the continuing secular decline in certain of our products and a $2.3 million increase in interest expense.

The decrease in adjusted EPS for the third quarter of 2022, as compared to the third quarter of 2021, was driven primarily by inflationary pressures on our cost structure, increased transformational investments, unfavorable product mix, the continuing secular decline in certain of our products and the increase in interest expense. These decreases in adjusted EPS were partially offset by the benefit of price increases, cost saving actions, and the revenue growth from new business and strong demand for our products.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first nine months of 2022, as compared to the first nine months of 2021, were driven by the factors outlined in Executive Overview - 2022 earnings vs. 2021.

Adjusted EBITDA

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Adjusted EBITDA(1)	$104,592	$102,729	1.8%	$305,948	$290,696	5.2%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	18.8%	19.3%	(0.5) pts.	18.3%	20.0%	(1.7) pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increases in adjusted EBITDA for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven by price increases, actions taken to reduce costs as we continually evaluate our cost structure, and revenue growth from new business in all of our segments and strong ongoing demand for our products. For the first nine months of 2022, the increase in adjusted EBITDA also reflected the incremental contribution from the First American acquisition of $30.2 million. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on hourly wages, materials and delivery; increased costs related to our continued transformational investments, primarily investments in our technology infrastructure, including sales and financial management tools; an unfavorable change in product mix driven by the impact of Promotional Solutions supply chain disruptions for certain higher margin printed products and growth in Cloud Solutions's data-driven marketing revenue combined with declines in the higher margin web hosting business; and the continuing secular decline in checks, business forms and some business accessories.

Adjusted EBITDA margin decreased for the third quarter and first nine months of 2022, as compared to the same periods in 2021, driven by inflationary pressures, planned technology investments and the unfavorable product mix. These decreases in adjusted EBITDA margin were partially offset by price increases, cost saving actions and operating leverage from the revenue growth. For the third quarter of 2022, our pricing actions substantially offset the impacts of inflation and the unfavorable changes in product mix.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$123,418	$149,229
Purchases of capital assets	(73,454)	(81,081)
Free cash flow	$49,964	$68,148

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

Total debt reconciles to net debt as follows:

(in thousands)	September 30, 2022	December 31, 2021
Total debt	$1,670,964	$1,682,949
Cash and cash equivalents	(45,535)	(41,231)
Net debt	$1,625,429	$1,641,718

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

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$45,535	$41,231
Amount available for borrowing under revolving credit facility	282,177	362,619
Liquidity	$327,712	$403,850

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net income	$14,760	$12,501	$46,536	$48,955
Net income attributable to non-controlling interest	(35)	(37)	(106)	(99)
Net income attributable to Deluxe	14,725	12,464	46,430	48,856
Acquisition amortization	21,704	25,202	68,665	55,730
Restructuring, integration and other costs	15,319	13,894	46,830	41,085
Share-based compensation expense	5,728	7,434	18,766	21,801
Acquisition transaction costs	51	208	112	18,816
Certain legal-related (benefit) expense	(1,659)	638	(814)	941
Gain on sale of businesses and facility	(1,804)	—	(19,331)	—
Gain on debt retirements	(1,726)	—	(1,726)	—
Adjustments, pretax	37,613	47,376	112,502	138,373
Income tax provision impact of pretax adjustments(1)	(9,187)	(12,027)	(25,280)	(32,199)
Income tax impact of sale of business (2)	(2)	—	(1,552)	—
Adjustments, net of tax	28,424	35,349	85,670	106,174
Adjusted net income attributable to Deluxe	43,149	47,813	132,100	155,030
Income allocated to participating securities	—	(35)	(65)	(116)
Re-measurement of share-based awards classified as liabilities	(167)	(339)	(522)	(339)
Adjusted income attributable to Deluxe available to common shareholders	$42,982	$47,439	$131,513	$154,575

Weighted average shares and potential common shares outstanding	43,350	43,031	43,284	42,747
Adjustment(3)	—	—	—	(11)
Adjusted weighted average shares and potential common shares outstanding	43,350	43,031	43,284	42,736

GAAP diluted EPS	$0.34	$0.28	$1.06	$1.13
Adjustments, net of tax	0.65	0.82	1.98	2.49
Adjusted diluted EPS	$0.99	$1.10	$3.04	$3.62

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

(3) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first nine months of 2021 differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$14,760	$12,501	$46,536	$48,955
Net income attributable to non-controlling interest	(35)	(37)	(106)	(99)
Depreciation and amortization expense	42,304	41,906	128,948	102,929
Interest expense	23,799	21,494	65,471	35,548
Income tax provision	6,129	4,691	19,536	20,720
Restructuring, integration and other costs	15,319	13,894	46,830	41,085
Share-based compensation expense	5,728	7,434	18,766	21,801
Acquisition transaction costs	51	208	112	18,816
Certain legal-related (benefit) expense	(1,659)	638	(814)	941
Gain on sale of businesses and facility	(1,804)	—	(19,331)	—
Adjusted EBITDA	$104,592	$102,729	$305,948	$290,696
Adjusted EBITDA margin	18.8%	19.3%	18.3%	20.0%

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

The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2022, as well as the related severance payments, are expected to be completed by mid-2023. As a result of our employee reductions, we expect to realize cost savings of approximately $20.0 million in SG&A expense in 2022, in comparison to our 2021 results of operations. In addition, we anticipate cost savings from facility closures of approximately $4.0 million in 2022, in comparison to our 2021 results of operations. Note that these savings may be offset by increased labor and other costs, including costs associated with new employees as we restructure certain activities and strive for the optimal mix of employee skill sets that will continue to support our growth strategy.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$169,787	$160,268	5.9%	$507,149	$343,045	47.8%
Adjusted EBITDA	36,184	31,598	14.5%	107,605	71,125	51.3%
Adjusted EBITDA margin	21.3%	19.7%	1.6 pts.	21.2%	20.7%	0.5 pts.

The increases in total revenue for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven, in part, by volume increases in our major payments products, primarily lockbox processing services and digital payments, as well as growth in merchant services. Revenue also benefited from price increases in response to the current inflationary environment. For the first nine months of 2022, the revenue increase also reflected the acquisition and strong performance of First American, which contributed incremental revenue of $144.2 million for the first nine months of 2022. Longer term, we expect high single digit percentage revenue growth for this segment.

The increases in adjusted EBITDA for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven, in part, by price increases and the revenue growth in our payments and merchant services businesses. In addition, for the first nine months of 2022, adjusted EBITDA benefited from the incremental contribution of the First American acquisition of $30.2 million. These increases in adjusted EBITDA were partially offset by continued sales and information technology investments and inflationary pressures on our cost structure, primarily labor costs in our lockbox processing business. Adjusted EBITDA margin increased in both periods, as compared to 2021, as the benefit of the revenue increases exceeded the impact of the investments in the business and the inflationary pressures. For the full year, we expect adjusted EBITDA margin to be in the low 20% range.

Cloud Solutions

Results for our Cloud Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$66,739	$69,497	(4.0%)	$204,824	$199,784	2.5%
Adjusted EBITDA	16,034	19,036	(15.8%)	50,869	55,047	(7.6%)
Adjusted EBITDA margin	24.0%	27.4%	(3.4) pts.	24.8%	27.6%	(2.8) pts.

The decrease in total revenue for the third quarter of 2022, as compared to the third quarter of 2021, was driven by the sale of our Australian web hosting business in the second quarter of 2022, which resulted in a a $5.9 million reduction in revenue, as well as customer churn in our North American web hosting business. Partially offsetting these decreases in revenue was growth in data-driven marketing of $5.0 million for the third quarter of 2022, driven by relationship expansion with key customers and sales wins resulting, in part, from technology investments that made the platform easier for our customers to use.

The increase in total revenue for the first nine months of 2022, as compared to the first nine months of 2021, was driven by growth in data-driven marketing of $19.2 million for the first nine months of 2022, resulting from relationship expansion with key clients, sales wins and increased marketing spend by our customers. Partially offsetting the revenue increases was the sale of our Australian web hosting business, which resulted in a $9.9 million revenue reduction for the first nine months of 2022, and customer churn in our North American web hosting business. We expect a low single digit percentage revenue decline for the full year, reflecting a decrease of $16.0 million from the business divestiture.

Adjusted EBITDA decreased for the third quarter and first nine months of 2022, as compared to the same periods in 2021, driven by the sale of the Australian web hosting business and investments in our data-driven marketing platform, partially offset by the growth in data-driven marketing revenue. Adjusted EBITDA margin decreased in both periods, as compared to 2021, driven by changes in product mix resulting from growth in data-driven marketing combined with declines in the higher margin web hosting business, as well as the platform investments in the data-driven marketing business. We expect that adjusted EBITDA margin for the full year will be in the low to mid-20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$136,081	$130,330	4.4%	$408,600	$389,825	4.8%
Adjusted EBITDA	18,255	17,673	3.3%	49,795	56,804	(12.3%)
Adjusted EBITDA margin	13.4%	13.6%	(0.2) pts.	12.2%	14.6%	(2.4) pts.

The increases in total revenue for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven primarily by the impact of new clients, relationship expansion with existing clients, price increases in response to the current inflationary environment, and strong ongoing demand for our promotional and apparel products. Partially offsetting these revenue increases were lower sales of certain printed products due to supply chain disruptions, as well as the continuing secular decline in business forms and some accessories. As discussed in Executive Overview, we sold our strategic sourcing business during the second quarter of 2022 and our retail packaging business during the third quarter of 2022. These divestitures resulted in a revenue decline of $5.7 million for the third quarter of 2022 and $9.1 million for the first nine months of 2022. We expect that revenue for the full year will decline approximately $15.5 million as a result of these business exits.

The increase in adjusted EBITDA for the third quarter of 2022, as compared to the third quarter of 2021, was driven by price increases and the revenue growth noted above, partially offset by inflationary pressures on materials and delivery and supply chain disruptions for certain higher margin printed products as a result of paper and other supply disruptions.

Adjusted EBITDA for the first nine months of 2022 decreased compared to the first nine months of 2021, driven by inflationary pressures on materials and delivery and supply chain disruptions for certain printed products, partially offset by price increases in response to the current inflationary environment and the revenue growth noted above.

Adjusted EBITDA margin decreased slightly for the third quarter of 2022, as compared to the third quarter of 2021, as inflationary cost pressures and supply chain disruptions were substantially offset by price increases. Adjusted EBITDA margin for the third quarter of 2022 increased from 10.5% in the second quarter of 2022, as we benefited from improvements in supply availability and pricing actions began to offset inflationary cost pressures.

Adjusted EBITDA margin decreased for the first nine months of 2022, as compared to the first nine months of 2021, as the impact of inflation and supply chain disruptions for certain higher margin printed products exceeded the impact of the price increases and revenue growth. We anticipate a higher adjusted EBITDA margin in the fourth quarter of 2022, as compared to the third quarter of 2022, due to further improvements in supply availability, operational improvement initiatives and our typical seasonal patterns.

Checks

Results for our Checks segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	Change	2022	2021	Change
Total revenue	$182,431	$172,046	6.0%	$553,433	$518,968	6.6%
Adjusted EBITDA	80,478	77,254	4.2%	245,838	240,979	2.0%
Adjusted EBITDA margin	44.1%	44.9%	(0.8) pts.	44.4%	46.4%	(2.0) pts.

The increases in total revenue for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven primarily by the impact of new client wins, price increases and strong demand for business checks. These increases in revenue were partially offset by the continuing secular decline in overall check volumes. We anticipate that the percentage revenue decline for the fourth quarter of 2022, as compared to the fourth quarter of 2021, will be consistent with previous secular declines, as we have now lapped the benefit of new clients that were onboarded beginning late in the third quarter of 2021.

The increases in adjusted EBITDA for the third quarter and first nine months of 2022, as compared to the same periods in 2021, were driven by the price increases, cost saving actions, the impact of new clients and strong demand for business checks, partially offset by inflationary pressures on delivery and materials and the secular decline in overall check volumes. Adjusted EBITDA margin decreased in both periods, as compared to 2021, as inflationary cost pressures and the addition of lower margin new clients exceeded the benefit of the pricing and cost savings actions. We expect margins for this business to remain in the mid-40% range.

CASH FLOWS AND LIQUIDITY

As of September 30, 2022, we held cash and cash equivalents of $45.5 million, as well as restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $150.4 million. The following table shows our cash flow activity for the nine months ended September 30, 2022 and 2021 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net cash provided by operating activities	$123,418	$149,229	$(25,811)
Net cash used by investing activities	(49,350)	(1,036,361)	987,011
Net cash (used) provided by financing activities	(149,561)	911,620	(1,061,181)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(14,107)	(793)	(13,314)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(89,600)	$23,695	$(113,295)
Free cash flow(1)	$49,964	$68,148	$(18,184)

(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $25.8 million for the first nine months of 2022, as compared to the first nine months of 2021, driven by a $32.8 million increase in interest payments as a result of debt issued to complete the First American acquisition and rising interest rates, as well as a $22.8 million increase in employee cash bonus payments related to our 2021 operating performance. During 2021, a portion of our cash bonuses were paid in the form of restricted stock units and the bonus payments in 2021 were unusually low because of the impact of the COVID-19 pandemic on our 2020 performance. Operating cash flow was also negatively impacted by a $17.7 million increase in income tax payments, inflationary pressures, supply chain disruptions in our Promotional Solutions segment, and the continuing secular decline in checks, business forms and some business accessories. The increase in income tax payments was primarily driven by the provisions of the Tax Cuts and Jobs Act of 2017 that became effective in 2022 and that require the capitalization of research and development and cloud computing arrangement expenditures for income tax purposes. We were able to substantially offset these decreases in operating cash flow through the incremental contribution from the First American acquisition, price increases in response to the current inflationary environment, continued cost saving actions, and revenue growth from new business and strong demand for our products. In addition, we incurred acquisition transaction costs of $18.8 million for the first nine months of 2021 related to the First American acquisition that did not recur in 2022.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Interest payments	$50,986	$18,179	$32,807
Performance-based compensation payments(1)	34,972	12,192	22,780
Income tax payments	34,515	16,768	17,747
Prepaid product discount payments	23,920	27,049	(3,129)
Payments for cloud computing arrangement implementation costs	16,608	27,989	(11,381)
Severance payments	7,502	8,632	(1,130)

(1) Amounts reflect compensation based on total company performance.

Net cash used by investing activities for the first nine months of 2022 was $987.0 million lower than the first nine months of 2021, driven by the acquisition of First American in 2021 and proceeds of $25.2 million from sales of businesses and a facility during 2022.

Net cash used by financing activities for the first nine months of 2022 was $1,061.2 million higher than the first nine months of 2021, driven by the net proceeds from debt issued in 2021 to fund the First American acquisition, as well as the net change in customer funds obligations in each period, primarily related to the portion of First American's business under which property tax payments are collected in December and are paid on behalf of customers in the following quarter. In addition, proceeds from issuing shares were $13.6 million lower in 2022, as certain employees of First American purchased our stock during 2021 in conjunction with the acquisition.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Net change in debt	$(13,175)	$949,412	$(962,587)
Net change in customer funds obligations	(88,079)	14,913	(102,992)
Purchases of capital assets	(73,454)	(81,081)	7,627
Cash dividends paid to shareholders	(39,613)	(38,695)	(918)
Payments for debt issuance costs	—	(18,153)	18,153
Proceeds from sale of businesses and facility	25,248	2,648	22,600
Proceeds from issuing shares	2,383	16,031	(13,648)

As of September 30, 2022, our foreign subsidiaries held cash and cash equivalents of $45.4 million. During 2022, we began repatriating Canadian current year earnings, as we believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. We intend to use the repatriated earnings to reduce outstanding debt. The historical unremitted Canadian earnings as of December 31, 2021, as well as the accumulated and future unremitted earnings of our European subsidiaries, will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on these earnings as of September 30, 2022. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, we estimate that we would incur a foreign withholding tax liability of approximately $1.8 million, notwithstanding any tax planning strategies that might be available.

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 15: Leases" in the Notes to Consolidated Financial Statements appearing in the 2021 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2021 Form 10-K, under the section entitled Cash Flows and Liquidity. There were no significant changes in our lease or contractual obligations during the first nine months of 2022.

As of September 30, 2022, $282.2 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.69 billion as of September 30, 2022 and $1.70 billion as of December 31, 2021. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2022		December 31, 2021
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$975,000	6.6%	$700,000	6.9%	$275,000
Floating interest rate	711,813	5.3%	1,002,125	2.4%	(290,312)
Debt principal	1,686,813	6.1%	1,702,125	4.2%	(15,312)
Shareholders’ equity	602,072		574,598		27,474
Total capital	$2,288,885		$2,276,723		$12,162

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020, when we suspended share repurchases in order to maintain liquidity during the COVID-19 pandemic. As of September 30, 2022, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of September 30, 2022, total commitments under our revolving credit facility were $500.0 million. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million. We were in compliance with our debt covenants as of September 30, 2022, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of September 30, 2022, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(210,000)
Outstanding letters of credit(1)	(7,823)
Net available for borrowing as of September 30, 2022	$282,177

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

Funds held for customers – Funds held for customers of $155.6 million as of September 30, 2022 decreased $99.2 million from December 31, 2021, and the related current liability for funds held for customers of $155.4 million as of September 30, 2022 decreased $100.9 million from December 31, 2021. These decreases were driven by the seasonal nature of a portion of First American's business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term.

Changes in prepaid product discounts during the nine months ended September 30, 2022 and 2021 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $23.9 million for the first nine months of 2022 and $27.0 million for the first nine months of 2021.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $6.6 million as of September 30, 2022 and $11.9 million as of December 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2021 Form 10-K. There were no changes in the determination of these estimates during the first nine months of 2022. Information regarding the annual goodwill impairment analysis completed during the third quarter of 2022 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of September 30, 2022. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of September 30, 2022, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$993,664	$1,001,813	5.3%
Senior, unsecured notes	467,300	385,733	8.0%
Amounts drawn on revolving credit facility	210,000	210,000	5.3%
Total debt	$1,670,964	$1,597,546	6.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $15.8 million.

(2) For the amounts outstanding under our credit facility agreement, fair value approximates carrying value because the interest rate is variable and reflects current market rates. The fair value of the senior, unsecured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

(3) The interest rate presented for total debt includes the impact of the interest rate swaps discussed below.

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps effectively convert $500.0 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivatives" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the swaps was $3.8 million as of September 30, 2022 and was included in other current and other non-current assets on the consolidated balance sheet. The fair value of the swap held at December 31, 2021 was $3.0 million and was included in other non-current liabilities on the consolidated balance sheet.

Based on the daily average amount of variable-rate debt outstanding during the first nine months of 2022, a one percentage point change in the weighted-average interest rate would have resulted in a $7.3 million change in interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2022 (the Evaluation Date), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of September 30, 2022, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2021 Form 10-K. There have been no significant changes in these risk factors since we filed the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the third quarter of 2022:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1, 2022 – July 31, 2022	3,170	$23.06	—	$287,452,394
August 1, 2022 – August 31, 2022	3,253	23.28	—	287,452,394
September 1, 2022 – September 30, 2022	4,147	17.99	—	287,452,394
Total	10,570	21.14	—	287,452,394

(1) Under the terms of our 2022 Stock Incentive Plan, as well as our previous long-term incentive plans, participants may surrender shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the third quarter of 2022, we withheld 10,570 shares in conjunction with the vesting and exercise of equity-based awards.

(2) In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the third quarter of 2022 and $287.5 million remained available for repurchase as of September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Stipulated Order for Permanent Injunction, Monetary Judgment and Other Relief, as amended
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 4, 2022	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2022	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)