Form 10-Q
period 2023-03-31
DELUXE CORP
filed 2023-05-09
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 26, 2023 was 43,460,550.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $5,000 as of December 31, 2022	$24,622	$40,435
Trade accounts receivable, net of allowance for credit losses	221,894	206,617
Inventories and supplies	53,923	52,267
Funds held for customers, including securities carried at fair value of $8,370 and $8,126, respectively	157,380	302,291
Prepaid expenses	34,242	36,642
Revenue in excess of billings	35,932	38,761
Other current assets	26,871	27,024
Total current assets	554,864	704,037
Deferred income taxes	1,263	1,956
Long-term investments	63,989	47,783
Property, plant and equipment, net of accumulated depreciation of $350,142 and $379,988, respectively	125,459	124,894
Operating lease assets	56,448	47,132
Intangibles, net of accumulated amortization of $801,311 and $823,589, respectively	435,572	458,979
Goodwill	1,430,561	1,431,385
Other non-current assets	272,755	260,354
Total assets	$2,940,911	$3,076,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,063	$157,055
Funds held for customers	156,652	305,138
Accrued liabilities	185,708	218,404
Current portion of long-term debt	78,845	71,748
Total current liabilities	579,268	752,345
Long-term debt	1,607,855	1,572,528
Operating lease liabilities	58,153	48,925
Deferred income taxes	39,354	45,510
Other non-current liabilities	60,632	52,988
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2023 – 43,421; December 31, 2022 – 43,204)	43,421	43,204
Additional paid-in capital	83,800	79,234
Retained earnings	507,992	518,635
Accumulated other comprehensive loss	(40,007)	(37,264)
Non-controlling interest	443	415
Total shareholders’ equity	595,649	604,224
Total liabilities and shareholders’ equity	$2,940,911	$3,076,520

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2023	2022
Product revenue	$310,226	$317,303
Service revenue	235,139	238,712
Total revenue	545,365	556,015
Cost of products	(118,436)	(114,361)
Cost of services	(132,227)	(134,833)
Total cost of revenue	(250,663)	(249,194)
Gross profit	294,702	306,821
Selling, general and administrative expense	(247,630)	(259,699)
Restructuring and integration expense	(12,941)	(16,244)
Operating income	34,131	30,878
Interest expense	(30,016)	(20,324)
Other income, net	2,424	2,004
Income before income taxes	6,539	12,558
Income tax provision	(3,759)	(2,878)
Net income	2,780	9,680
Net income attributable to non-controlling interest	(28)	(36)
Net income attributable to Deluxe	$2,752	$9,644
Total comprehensive income	$37	$12,147
Comprehensive income attributable to Deluxe	9	12,111
Basic earnings per share	0.06	0.23
Diluted earnings per share	0.06	0.22

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	2,752	—	28	2,780
Cash dividends ($0.30 per share)	—	—	—	(13,395)	—	—	(13,395)
Common shares issued	324	324	617	—	—	—	941
Common shares retired	(107)	(107)	(1,927)	—	—	—	(2,034)
Employee share-based compensation	—	—	5,876	—	—	—	5,876
Other comprehensive loss	—	—	—	—	(2,743)	—	(2,743)
Balance, March 31, 2023	43,421	$43,421	$83,800	$507,992	$(40,007)	$443	$595,649

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	9,644	—	36	9,680
Cash dividends ($0.30 per share)	—	—	—	(13,282)	—	—	(13,282)
Common shares issued	379	379	1,152	—	—	—	1,531
Common shares retired	(135)	(135)	(4,026)	—	—	—	(4,161)
Employee share-based compensation	—	—	8,182	—	—	—	8,182
Other comprehensive income	—	—	—	—	2,467	—	2,467
Balance, March 31, 2022	42,923	$42,923	$62,676	$502,125	$(29,025)	$316	$579,015

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$2,780	$9,680
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation	5,303	5,438
Amortization of intangibles	38,217	36,159
Operating lease expense	5,389	5,570
Amortization of prepaid product discounts	8,513	8,924
Deferred income taxes	(6,934)	(7,524)
Employee share-based compensation expense	5,866	8,142
Other non-cash items, net	10,573	8,213
Changes in assets and liabilities:
Trade accounts receivable	(18,355)	12,248
Inventories and supplies	(2,972)	(893)
Other current assets	5,019	(12,731)
Payments for cloud computing arrangement implementation costs	(3,701)	(6,391)
Other non-current assets	(5,521)	(3,082)
Accounts payable	5,193	(5,003)
Prepaid product discount payments	(7,383)	(7,859)
Other accrued and non-current liabilities	(48,693)	(16,626)
Net cash (used) provided by operating activities	(6,706)	34,265
Cash flows from investing activities:
Purchases of capital assets	(25,518)	(20,844)
Other	34	515
Net cash used by investing activities	(25,484)	(20,329)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	217,500	146,500
Payments on long-term debt and swingline loans	(175,938)	(137,938)
Net change in customer funds obligations	(145,621)	(99,240)
Employee taxes paid for shares withheld	(2,034)	(4,161)
Cash dividends paid to shareholders	(13,616)	(13,317)
Other	(2,579)	(1,812)
Net cash used by financing activities	(122,288)	(109,968)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	612	1,320
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(153,866)	(94,712)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	337,415	285,491
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$183,549	$190,779

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2023, the consolidated statements of comprehensive income for the quarters ended March 31, 2023 and 2022, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2023 and 2022 and the consolidated statements of cash flows for the quarters ended March 31, 2023 and 2022 are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the quarter ended March 31, 2022 has been modified to conform to the current year presentation. We included proceeds from issuing shares within other financing activities. Previously, this amount was shown separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This standard modifies the accounting for troubled debt restructurings by creditors and modifies certain disclosure requirements. We adopted this standard on January 1, 2023 and elected to apply it prospectively to modifications occurring on or after January 1, 2023. Adoption of this standard did not impact our financial position or results of operations for the quarter ended March 31, 2023.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. Effective March 20, 2023, we modified our existing credit facility and our September 2022 interest rate swap agreement (Note 7) to utilize the Secured Overnight Financing Rate (SOFR) as the reference rate in the agreements. In accounting for these modifications, we adopted the reference rate reform guidance on a prospective basis as allowed under the provisions of ASU No. 2022-06, Deferral of the Sunset Date of Topic 848. Adoption of these standards did not have a material impact on our consolidated financial statements.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Trade accounts receivable – gross	$226,718	$210,799
Allowance for credit losses	(4,824)	(4,182)
Trade accounts receivable – net(1)	$221,894	$206,617

(1) Includes unbilled receivables of $54,336 as of March 31, 2023 and $43,902 as of December 31, 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the quarters ended March 31, 2023 and 2022 were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Balance, beginning of year	$4,182	$4,130
Bad debt expense	1,466	625
Write-offs and other	(824)	(556)
Balance, end of period	$4,824	$4,199

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$11,326	$11,563
Semi-finished goods	5,973	7,777
Finished goods	37,240	32,938
Supplies	6,866	6,389
Reserve for excess and obsolete items	(7,482)	(6,400)
Inventories and supplies, net of reserve	$53,923	$52,267

Changes in the reserve for excess and obsolete items were as follows for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
(in thousands)	2023	2022
Balance, beginning of year	$6,400	$5,132
Amounts charged to expense	1,334	773
Write-offs and other	(252)	(526)
Balance, end of period	$7,482	$5,379

Available-for-sale debt securities – Available-for-sale debt securities were comprised of the following:

	March 31, 2023
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,269	$—	$(899)	$8,370
Available-for-sale debt securities	$9,269	$—	$(899)	$8,370

(1) Funds held for customers, as reported on the consolidated balance sheet as of March 31, 2023, also included cash of $149,010.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash equivalents:
Domestic money market fund	$5,000	$—	$—	$5,000
Funds held for customers:(1)
Canadian and provincial government securities	9,190	—	(1,064)	8,126
Available-for-sale debt securities	$14,190	$—	$(1,064)	$13,126

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2022, also included cash of $294,165.

Expected maturities of available-for-sale debt securities as of March 31, 2023 were as follows:

(in thousands)	Fair value
Due in one year or less	$2,888
Due in two to five years	2,461
Due in six to ten years	3,021
Available-for-sale debt securities	$8,370

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Conditional right to receive consideration	$20,928	$26,520
Unconditional right to receive consideration(1)	15,004	12,241
Revenue in excess of billings	$35,932	$38,761

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	March 31, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$497,102	$(365,240)	$131,862	$529,306	$(395,514)	$133,792
Customer lists/relationships	491,951	(323,960)	167,991	497,882	(312,986)	184,896
Technology-based intangibles	97,633	(47,529)	50,104	99,613	(47,478)	52,135
Partner relationships	73,930	(9,411)	64,519	74,682	(9,094)	65,588
Trade names	39,367	(22,217)	17,150	44,185	(26,510)	17,675
Software to be sold	36,900	(32,954)	3,946	36,900	(32,007)	4,893
Intangibles	$1,236,883	$(801,311)	$435,572	$1,282,568	$(823,589)	$458,979

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $38,217 for the quarter ended March 31, 2023 and $36,159 for the quarter ended March 31, 2022. Based on the intangibles in service as of March 31, 2023, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2023	$97,717
2024	96,138
2025	66,435
2026	42,050
2027	32,746

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. The following intangibles were capitalized during the quarter ended March 31, 2023:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$16,918	3
Partner relationships	274	1
Acquired intangibles	$17,192	3

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the quarter ended March 31, 2023:

(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2022:
Goodwill, gross	$896,681	$432,984	$252,775	$434,812	$2,017,252
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	896,681	40,816	59,076	434,812	1,431,385
Currency translation adjustment and other	(828)	—	4	—	(824)
Balance, March 31, 2023	$895,853	$40,816	$59,080	$434,812	$1,430,561

Balance, March 31, 2023:
Goodwill, gross	$895,853	$432,984	$252,779	$434,812	$2,016,428
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$895,853	$40,816	$59,080	$434,812	$1,430,561

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Postretirement benefit plan asset	$81,424	$79,343
Cloud computing arrangement implementation costs	69,279	71,547
Prepaid product discounts	48,106	44,824
Deferred contract acquisition costs(1)	22,645	21,300
Assets held for sale(2)	13,355	—
Loans and notes receivable from distributors, net of allowance for credit losses(3)	12,959	13,259
Other	24,987	30,081
Other non-current assets	$272,755	$260,354

(1) Amortization of deferred contract acquisition costs was $2,367 for the quarter ended March 31, 2023 and $1,756 for the quarter ended March 31, 2022.

(2) Amount includes the non-current assets of our North American web hosting and logo design businesses that were held for sale as of March 31, 2023 (Note 6).

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $992 as of March 31, 2023 and $961 as of December 31, 2022.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the quarters ended March 31, 2023 and 2022:

	Quarter Ended March 31,
(in thousands)	2023	2022
Balance, beginning of year	$1,024	$2,830
Bad debt (benefit) expense	(28)	81
Other	—	(402)
Balance, end of period	$996	$2,509

Past due receivables and those on non-accrual status were not significant as of March 31, 2023 or December 31, 2022.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2023. There were no write-offs or recoveries recorded during the quarter ended March 31, 2023.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	Prior	Total
Risk rating:
1-2 internal grade	$1,104	$415	$4,008	$9,420	$14,947
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$1,104	$415	$4,008	$9,420	$14,947

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the quarters ended March 31, 2023 and 2022 were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Balance, beginning of year	$44,824	$56,527
Additions(1)	11,784	4,229
Amortization	(8,513)	(8,924)
Other	11	53
Balance, end of period	$48,106	$51,885
 (1) Prepaid product discounts are generally accrued upon contract execution. Payments for prepaid product discounts were $7,383 for the quarter ended March 31, 2023 and $7,859 for the quarter ended March 31, 2022.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Deferred revenue(1)	$48,526	$47,012
Employee bonuses, including sales incentives	17,161	57,398
Interest	16,415	7,314
Operating lease liabilities	14,259	12,780
Wages and payroll liabilities, including vacation	12,095	20,264
Customer rebates	10,059	12,153
Prepaid product discounts	8,580	4,179
Other	58,613	57,304
Accrued liabilities	$185,708	$218,404

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $18,683 for the quarter ended March 31, 2023 and $20,238 for the quarter ended March 31, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$24,622	$44,059
Restricted cash and restricted cash equivalents included in funds held for customers	149,010	143,725
Cash and cash equivalents included in other current assets(1)	7,325	400
Non-current restricted cash included in other non-current assets	2,592	2,595
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$183,549	$190,779
Non-cash investing activities:
Investment in joint venture(2)	$18,392	$—

(1) Represents the cash and cash equivalents of businesses held for sale as of each date. Our North American web hosting and logo design businesses were classified as held for sale as of March 31, 2023 (Note 6) and our Australian web hosting business was classified as held for sale as of March 31, 2022.

(2) In February 2023, we entered into a joint venture focused on launching and marketing a business payment distribution technology platform. We are committed to invest $20,000 over the next 3 years and we have option rights to acquire additional non-controlling ownership interests. During the quarter ended March 31, 2023, we recorded $18,392 for our investment in the joint venture and option rights.

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

	Quarter Ended March 31,
(in thousands, except per share amounts)	2023	2022
Earnings per share – basic:
Net income	$2,780	$9,680
Net income attributable to non-controlling interest	(28)	(36)
Net income attributable to Deluxe	2,752	9,644
Income allocated to participating securities	(10)	(10)
Income attributable to Deluxe available to common shareholders	$2,742	$9,634
Weighted-average shares outstanding	43,317	42,803
Earnings per share – basic	$0.06	$0.23

Earnings per share – diluted:
Net income	$2,780	$9,680
Net income attributable to non-controlling interest	(28)	(36)
Net income attributable to Deluxe	2,752	9,644
Income allocated to participating securities	(10)	(10)
Re-measurement of share-based awards classified as liabilities	(19)	(39)
Income attributable to Deluxe available to common shareholders	$2,723	$9,595
Weighted-average shares outstanding	43,317	42,803
Dilutive impact of potential common shares	344	429
Weighted-average shares and potential common shares outstanding	43,661	43,232
Earnings per share – diluted	$0.06	$0.22
Antidilutive options excluded from calculation	1,644	2,063

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2023	2022
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	Other income
Net actuarial loss	(568)	(225)	Other income
Total amortization	(213)	130	Other income
Tax benefit (expense)	16	(77)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(197)	53	Net income
Realized gain (loss) on cash flow hedges	570	(318)	Interest expense
Tax (expense) benefit	(152)	83	Income tax provision
Realized gain (loss) on cash flow hedges, net of tax	418	(235)	Net income
Total reclassifications, net of tax	$221	$(182)

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the quarter ended March 31, 2023 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain (loss) on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive income (loss) before reclassifications	—	123	(2,872)	227	(2,522)
Amounts reclassified from accumulated other comprehensive loss	197	—	(418)	—	(221)
Net current-period other comprehensive income (loss)	197	123	(3,290)	227	(2,743)
Balance, March 31, 2023	$(26,675)	$(786)	$(697)	$(11,849)	$(40,007)

(1) Other comprehensive income before reclassifications is net of income tax expense of $43.

(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $1,045.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: DIVESTITURE

In January 2023, we entered into an agreement for the sale of our North American web hosting and logo design businesses for an aggregate sales price of $42,000, plus up to $10,000 of additional proceeds contingent upon performance against certain conditions following the closing. We believe that the sale of these businesses allows us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations. These businesses generated annual revenue of approximately $66,000 during 2022, primarily in our Data Solutions segment. We anticipate that the sale will close during May 2023 and that we will recognize a gain on the sale. The assets and liabilities of these businesses were classified as held for sale in the consolidated balance sheet as of March 31, 2023 within other current assets, other non-current assets and accrued liabilities. The amounts of these assets and liabilities were not significant to our consolidated balance sheet.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). In March 2023, we modified our September 2022 interest rate swap agreement to utilize SOFR as the reference rate in the agreement. Information regarding our accounting for this modification can be found in Note 2. Our derivative instruments were comprised of the following:

					March 31, 2023	December 31, 2022
(in thousands)	Notional amount	Interest rate	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
March 2023 interest rate swap:
	$200,000	4.003%	March 2026	Other non-current liabilities	$(888)	—
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Other non-current assets	—	2,409
				Other non-current liabilities	(7)
July 2019 interest rate swap:
	200,000	1.798%	March 2023	Other current assets	—	1,184

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of March 31, 2023 and December 31, 2022, and their impact on consolidated net income and the consolidated statements of cash flows was not significant. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be significant.

NOTE 8: FAIR VALUE MEASUREMENTS

Funds held for customers and cash and cash equivalents included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and as of December 31, 2022, included a domestic money market fund. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the money market fund held as of December 31, 2022, which was traded in an active market, approximated its fair value because of the short-term nature of the investment. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not significant for the quarters ended March 31, 2023 and 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$8,370	$8,370	$—	$8,370	$—
Derivative liabilities (Note 7)	Other non-current liabilities	(895)	(895)	—	(895)	—
Amortized cost:
Cash	Cash and cash equivalents	24,622	24,622	24,622	—	—
Cash	Funds held for customers	149,010	149,010	149,010	—	—
Cash	Other current assets	7,325	7,325	7,325	—	—
Cash	Other non-current assets	2,592	2,592	2,592	—	—
Loans and notes receivable from distributors	Other current and non-current assets	13,951	13,295	—	—	13,295
Long-term debt	Current portion of long-term debt and long-term debt	1,686,700	1,572,251	—	1,572,251	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$5,000	$5,000	$5,000	$—	$—
Available-for-sale debt securities	Funds held for customers	8,126	8,126	—	8,126	—
Derivative assets (Note 7)	Other current and non-current assets	3,593	3,593	—	3,593	—
Amortized cost:
Cash	Cash and cash equivalents	35,435	35,435	35,435	—	—
Cash	Funds held for customers	294,165	294,165	294,165	—	—
Cash	Other non-current assets	2,815	2,815	2,815	—	—
Loans and notes receivable from distributors	Other current and non-current assets	14,220	13,315	—	—	13,315
Long-term debt	Current portion of long-term debt and long-term debt	1,644,276	1,574,417	—	1,574,417	—

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

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Total cost of revenue	$1,153	$59
Operating expenses	12,941	16,244
Restructuring and integration expense	$14,094	$16,303

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2023	2022
External consulting fees	$7,692	$7,859
Internal labor	2,122	1,696
Employee severance benefits	186	1,125
Other	4,094	5,623
Restructuring and integration expense	$14,094	$16,303

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

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2022	$8,528
Charges	488
Reversals	(302)
Payments	(4,833)
Balance, March 31, 2023	$3,881

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 10: INCOME TAX PROVISION

The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate as follows:

	Quarter Ended March 31, 2023	Year Ended December 31, 2022
Income tax at federal statutory rate	21.0%	21.0%
Change in valuation allowance	149.5%	7.2%
Tax impact of share-based compensation	22.3%	3.2%
Acquisition-related items	9.0%	0.1%
Payables and receivables for prior year tax returns	4.0%	(0.3%)
Tax on repatriation of foreign earnings	2.7%	2.2%
Foreign tax rate differences	2.5%	1.9%
Non-deductible executive compensation	2.2%	2.2%
State income tax expense, net of federal income tax benefit	1.1%	2.7%
Sale of business/basis difference in assets held for sale	(149.5%)	(15.8%)
Change in unrecognized tax benefits, including interest and penalties	(5.8%)	0.2%
Return to provision adjustments	—	(1.9%)
Research and development tax credit	(1.6%)	(1.2%)
Other	0.1%	0.8%
Effective tax rate	57.5%	22.3%

As of March 31, 2023, we classified the assets and liabilities of our North American web hosting and logo design businesses as held for sale in the consolidated balance sheet. As such, we recognized a deferred tax asset for the difference between the book and tax basis of our investment in these businesses, and we recorded a full valuation allowance against the deferred tax asset, as we do not expect to realize the related tax benefit.

During the year ended December 31, 2022, we recognized a capital loss for tax purposes related to the sale of our Australian web hosting business, and we recorded a valuation allowance for the portion of the capital loss carryover we did not expect to realize.

NOTE 11: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for eligible retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2023	2022
Interest cost	$496	$280
Expected return on plan assets	(1,830)	(1,866)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	568	225
Net periodic benefit income	$(1,121)	$(1,716)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Senior, secured term loan facility	$972,938	$987,375
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	253,000	197,000
Total principal amount	1,700,938	1,659,375
Less: unamortized discount and debt issuance costs	(14,238)	(15,099)
Total debt, net of discount and debt issuance costs	1,686,700	1,644,276
Less: current portion of long-term debt, net of debt issuance costs	(78,845)	(71,748)
Long-term debt	$1,607,855	$1,572,528

Maturities of long-term debt were as follows as of March 31, 2023:

(in thousands)	Debt obligations
Remainder of 2023	$57,750
2024	86,625
2025	101,063
2026	980,500
2027	—
Thereafter	475,000
Total principal amount	$1,700,938

Credit facility – In June 2021, we executed a senior, secured credit facility consisting of a revolving credit facility with commitments of $500,000 and a $1,155,000 term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Proceeds from the credit facility were used to terminate our previous credit facility agreement and to fund the acquisition of First American Payment Systems, L.P (First American). Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility will be repaid in equal quarterly installments of $14,438 through June 30, 2023, $21,656 from September 30, 2023 through June 30, 2025, and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. Through March 20, 2023, the eurodollar rate was derived from LIBOR. Effective March 20, 2023, we modified the credit facility to utilize SOFR as the reference rate in the agreement. Information regarding our accounting for this modification can be found in Note 2. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.72% as of March 31, 2023 and 6.07% as of December 31, 2022, including the impact of interest rate swaps that effectively convert $500,000 of our variable-rate debt to fixed rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of March 31, 2023.

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

As of March 31, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(253,000)
Outstanding letters of credit(1)	(7,818)
Net available for borrowing as of March 31, 2023	$239,182

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states.These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured notes – In June 2021, we issued $500,000 of 8.0% senior, unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American in June 2021. Interest payments are due each June and December. During 2022, we settled $25,000 of these notes via open market purchases.

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not significant as of March 31, 2023 or December 31, 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

First American indemnification – Pursuant to the First American acquisition agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission (FTC) investigation initiated in December 2019 seeking information to determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses were limited to the amount of an indemnity holdback, which is our sole recourse for any such losses.

The First American subsidiaries entered into a Stipulated Order for Permanent Injunction, Monetary Judgment, and Other Relief (the “Order”) with the FTC, which was approved by the FTC on July 29, 2022. The parties subsequently entered into an amended Order. Pursuant to the Order, among other things, the First American defendants were required to pay $4,900 to the FTC within 7 days of the entry of the Order. The First American defendants also agreed to certain injunctive relief. The payment of the above-referenced amount was made in March 2023, and we were reimbursed for post-closing expenses that we incurred in connection with this matter. These payments did not have a material impact on our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,063 as of March 31, 2023 and $9,661 as of December 31, 2022. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not significant as of March 31, 2023 or December 31, 2022.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the quarters ended March 31, 2023 or March 31, 2022, and $287,452 remained available for repurchase as of March 31, 2023.

NOTE 15: BUSINESS SEGMENT INFORMATION

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

•Data Solutions – This segment includes data-driven marketing solutions; hosted solutions, including digital engagement, logo design, financial institution profitability reporting and business incorporation services; and web hosting and design services. We expect to complete the sale of our remaining web hosting and logo design businesses in May 2023. Further information regarding this divestiture can be found in Note 6.

•Promotional Solutions – This segment includes business forms, accessories, advertising specialties and promotional apparel.

•Checks – This segment includes printed business and personal checks.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2022 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. In addition, Data Solutions has operations in portions of Europe, as well as partners in Central and South America, and had operations in Australia until May 2022 when the Australian portion of our web hosting business was sold.

Our chief operating decision maker (i.e., our Chief Executive Officer) reviews earnings before interest, taxes, depreciation and amortization (EBITDA) on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring and integration costs; share-based compensation expense; acquisition transaction costs; certain legal-related expense; and gains or losses on sales of businesses and long-lived assets. Our Chief Executive Officer does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

Segment information for the quarters ended March 31, 2023 and 2022 was as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Payments:
Revenue	$171,983	$166,208
Adjusted EBITDA	36,556	36,435
Data Solutions:
Revenue	58,594	69,497
Adjusted EBITDA	15,317	17,326
Promotional Solutions:
Revenue	136,141	133,243
Adjusted EBITDA	18,810	16,945
Checks:
Revenue	178,647	187,067
Adjusted EBITDA	76,479	82,797
Total segment:
Revenue	$545,365	$556,015
Adjusted EBITDA	147,162	153,503

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended March 31,
(in thousands)	2023	2022
Total segment adjusted EBITDA	$147,162	$153,503
Corporate operations	(46,726)	(53,883)
Depreciation and amortization expense	(43,520)	(41,597)
Interest expense	(30,016)	(20,324)
Net income attributable to non-controlling interest	28	36
Restructuring and integration costs	(14,094)	(16,303)
Share-based compensation expense	(5,866)	(8,142)
Acquisition transaction costs	—	(49)
Certain legal-related expense	(429)	(683)
Income before income taxes	$6,539	$12,558

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$178,647	$178,647
Merchant services and other payment solutions	111,509	—	—	—	111,509
Marketing and promotional solutions	—	—	70,651	—	70,651
Forms and other products	—	—	65,490	—	65,490
Treasury management solutions	60,474	—	—	—	60,474
Data-driven marketing solutions	—	39,282	—	—	39,282
Web and hosted solutions	—	19,312	—	—	19,312
Total revenue	$171,983	$58,594	$136,141	$178,647	$545,365

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Quarter Ended March 31, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$187,067	$187,067
Merchant services and other payment solutions	108,270	—	—	—	108,270
Marketing and promotional solutions	—	—	62,927	—	62,927
Forms and other products	—	—	70,316	—	70,316
Treasury management solutions	57,938	—	—	—	57,938
Data-driven marketing solutions	—	41,843	—	—	41,843
Web and hosted solutions	—	27,654	—	—	27,654
Total revenue	$166,208	$69,497	$133,243	$187,067	$556,015

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended March 31, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$159,464	$55,747	$130,495	$171,847	$517,553
Foreign, primarily Canada	12,519	2,847	5,646	6,800	27,812
Total revenue	$171,983	$58,594	$136,141	$178,647	$545,365

	Quarter Ended March 31, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$156,268	$60,624	$127,242	$179,088	$523,222
Foreign, primarily Canada and Australia	9,940	8,873	6,001	7,979	32,793
Total revenue	$166,208	$69,497	$133,243	$187,067	$556,015

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act")

provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Recent market conditions – We continue to experience inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we have implemented targeted price increases in all of our segments. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. During 2022, we experienced some supply disruptions impacting certain higher margin printed products in our Promotional Solutions segment. We continue to closely monitor our supply chain to promptly address any further delays or disruptions. We have also experienced labor supply issues in certain portions of our business. It remains difficult to estimate the severity and duration of the current inflationary environment or supply chain and labor issues on our business, financial position or results of operations.

Our interest expense has increased as a result of the rising interest rate environment. We have interest rate swaps that effectively convert $500.0 million of our variable-rate debt to a fixed rate. As of March 31, 2023, 57% of our debt was fixed rate, which will partially insulate us from future interest rate increases.

Recent challenges in the banking industry, including the recent closures of Silicon Valley Bank and Signature Bank, have not materially impacted our business. We do not bank with any of the directly affected financials institutions, and they collectively represent an immaterial portion of our revenue. Additionally, we have very little customer concentration risk and we believe our diversified customer base positions us well going forward.

Cash flows and liquidity – Cash used by operating activities for the first quarter of 2023 increased $41.0 million as compared to the first quarter of 2022. The increase reflects an $11.4 million increase in interest payments as a result of rising interest rates, as well as a $9.2 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by a $5.7 million increase in income tax payments, as well as temporary impacts on working capital resulting from the implementation of our enterprise resource planning ("ERP") system during the quarter. Free cash flow decreased $45.6 million for the first quarter of 2023, as compared to the first quarter of 2022. Total debt was $1.69 billion and net debt was $1.66 billion as of March 31, 2023. We held cash and cash equivalents of $24.6 million as of March 31, 2023, and liquidity was $263.8 million. Our capital allocation priorities are to responsibly invest in growth, pay our dividend, reduce debt and return value to our shareholders.

2023 earnings vs. 2022 – Multiple factors drove the decrease in net income for the first quarter of 2023, as compared to the first quarter of 2022, including:

•a $9.7 increase in interest expense resulting from increasing interest rates on our variable-rate debt;

•increased transformational investments, primarily costs related to our technology infrastructure, including one-time impacts related to the implementation of our ERP system during the quarter and cost pressures in our Payments lockbox business as we continued to consolidate these operations;

•inflationary pressures on hourly wages, materials and delivery;

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories; and

•higher effective income tax expense in 2023.

Partially offsetting these decreases in net income were the following factors:

•price increases in response to the current inflationary environment;

•actions taken to reduce costs as we continually evaluate our cost structure, including workforce adjustments and real estate rationalization; and

•decreases in acquisition amortization, employee share-based compensation and restructuring and integration costs.

Diluted EPS of $0.06 for the first quarter of 2023, as compared to $0.22 for the first quarter of 2022, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2023. Adjusted diluted EPS for the first quarter of 2023 was $0.80 compared to $1.05 for the first quarter of 2022, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the increase in interest expense resulting from the effect of increasing interest rates on our variable-rate debt, increased transformational investments, inflationary pressures on our cost structure and the continuing secular decline in checks, business forms and some business accessories. These decreases in adjusted EPS were partially offset by price increases in response to the current inflationary environment and the benefit from various cost saving actions across functional areas. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2022 Form 10-K. During the first quarter of 2023, we completed our 3-year corporate infrastructure modernization program with the implementation of the final phase of our ERP system. This effort required significant investment and management attention over the past 3 years. We expect that the new platform will now drive additional cost improvements and scale. We also made significant progress during the quarter in our ongoing lockbox improvement efforts within our Payments segment, continuing to consolidate sites and shift work to optimize our operations. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in Payments and Data Solutions, so that we can continue to drive scale, with the goal of growing profits faster than revenue.

Divestitures – In January 2023, we entered into an agreement for the sale of our North American web hosting and logo design businesses, which we expect will close during May 2023. These businesses generated annual revenue of approximately $66 million during 2022, primarily in our Data Solutions segment. Further information regarding the pending sale can be found under the caption "Note 6: Divestiture" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

In May 2022, we completed the sale of our Australian web hosting business, and we also sold our Promotional Solutions strategic sourcing and retail packaging businesses during 2022. These businesses generated annual revenue of $23.8 million in our Data Solutions segment and approximately $29 million in our Promotional Solutions segment during 2021.

We believe that the sale of these businesses allows us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Outlook for 2023

We expect that revenue for 2023 will be between $2.145 billion and $2.210 billion, as compared to 2022 revenue of $2.238 billion. The 2022 amount included revenue of approximately $63 million that will not recur in 2023 due to our divestitures. We expect that adjusted EBITDA for the full year will be between $390 million and $405 million, as compared to $418 million for 2022. The 2022 amount included adjusted EBITDA of approximately $19 million that will not recur in 2023 due to our divestitures. These estimates are subject to, among other things, completion of the sale of the remaining web hosting and logo design businesses in May 2023, prevailing macroeconomic conditions, labor supply issues, inflation and the impact of other divestitures.

As of March 31, 2023, we held cash and cash equivalents of $24.6 million and $239.2 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $104.6 million for 2022, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of March 31, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total revenue	$545,365	$556,015	(1.9%)

The decrease in total revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven, in part, by the divestitures discussed in Executive Overview, which resulted in a decrease in revenue of approximately $13 million for the first quarter of 2023. Additionally, revenue declined due to the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories, as well as first quarter impacts related to the implementation of our ERP system during the quarter. Partially offsetting these revenue declines were price increases in response to the current inflationary environment, primarily in our Promotional Solutions and Checks segments, as well as growth from new business, primarily in our Promotional Solutions and Payments segments.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2023	2022
Payments	31.5%	29.9%
Data Solutions	10.7%	12.5%
Promotional Solutions	25.0%	24.0%
Checks	32.8%	33.6%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total cost of revenue	$250,663	$249,194	0.6%
Total cost of revenue as a percentage of total revenue	46.0%	44.8%	1.2 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increase in total cost of revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven by inflationary pressures on hourly wages, materials and delivery, the revenue growth from new business noted above, continued investments in the business, and cost pressures in our Payments lockbox business as we continued to consolidate these operations. Partially offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories. For the first quarter of 2023, total cost of revenue as a percentage of total revenue increased as compared to the first quarter of 2022, as the inflationary impacts and investments in the business were partially offset by our pricing actions.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
SG&A expense	$247,630	$259,699	(4.6%)
SG&A expense as a percentage of total revenue	45.4%	46.7%	(1.3) pts.

The decrease in SG&A expense for the first quarter of 2023, as compared to the first quarter of 2022, was driven, in part, by various cost reduction actions, including workforce adjustments and real estate rationalization, as well as a decrease of approximately $3 million related to the divestitures discussed under Executive Overview. Additionally, acquisition amortization decreased $2.5 million for the first quarter of 2023, as certain of our intangible assets are amortized using accelerated methods. These decreases in SG&A expense were partially offset by increased costs related to our continued transformational investments, primarily related to our technology infrastructure.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Restructuring and integration expense	$12,941	$16,244	$(3,303)

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

Interest Expense

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Interest expense	$30,016	$20,324	47.7%
Weighted-average debt outstanding	1,683,153	1,696,720	(0.8%)
Weighted-average interest rate	6.7%	4.3%	2.4 pts.

The increase in interest expense for the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to the increase in our weighted-average interest rate driven by the rising interest rate environment. Based on the daily average amount of variable-rate debt outstanding during the first quarter of 2023, a one percentage point change in the weighted-average interest rate would have resulted in a $1.8 million change in interest expense.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Income tax provision	$3,759	$2,878	30.6%
Effective income tax rate	57.5%	22.9%	34.6 pts.

The increase in our effective income tax rate for the first quarter of 2023, as compared to the first quarter of 2022, was driven primarily by the impact of acquisition and business exit activity, which resulting in a 26.1 point increase in our effective income tax rate. In addition, the tax impact of share-based compensation increased our effective income tax rate by 10.6 points for the first quarter of 2023. Information regarding other factors that impacted our effective income tax rate can be found under the caption "Note 10: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Net Income / Diluted Earnings Per Share

	Quarter Ended March 31,
(in thousands, except per share amounts)	2023	2022	Change
Net income	$2,780	$9,680	(71.3%)
Diluted earnings per share	0.06	0.22	(72.7%)
Adjusted diluted EPS(1)	0.80	1.05	(23.8%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first quarter of 2023, as compared to the first quarter of 2022, were driven by the factors outlined in Executive Overview - 2023 earnings vs. 2022.

Adjusted EBITDA

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Adjusted EBITDA(1)	$100,436	$99,620	0.8%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	18.4%	17.9%	0.5%

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increase in adjusted EBITDA for the first quarter of 2023, as compared to the first quarter of 2022, was primarily driven by price increases in response to the current inflationary environment and actions taken to reduce costs as we continually evaluate our cost structure. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on hourly wages, materials and delivery, as well as increased costs related to our continued transformational investments, including one-time impacts related to the implementation of our ERP system during the quarter and cost pressures in our Payments lockbox business as we continued to consolidate those operations. Also reducing adjusted EBITDA was the continuing secular decline in checks, business forms and some business accessories.

Adjusted EBITDA margin increased for the first quarter of 2023, as compared to the first quarter of 2022, driven by price increases, cost saving actions and operating leverage, partially offset by inflationary pressures and our continued transformational investments.

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

Net cash (used) provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Net cash (used) provided by operating activities	$(6,706)	$34,265
Purchases of capital assets	(25,518)	(20,844)
Free cash flow	$(32,224)	$13,421

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

Total debt reconciles to net debt as follows:

(in thousands)	March 31, 2023	December 31, 2022
Total debt	$1,686,700	$1,644,276
Cash and cash equivalents	(24,622)	(40,435)
Net debt	$1,662,078	$1,603,841

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

Liquidity was as follows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$24,622	$40,435
Amount available for borrowing under revolving credit facility	239,182	295,177
Liquidity	$263,804	$335,612

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net income	$2,780	$9,680
Net income attributable to non-controlling interest	(28)	(36)
Net income attributable to Deluxe	2,752	9,644
Acquisition amortization	21,279	23,937
Restructuring and integration costs	14,094	16,303
Share-based compensation expense	5,866	8,142
Acquisition transaction costs	—	49
Certain legal-related expense	429	683
Adjustments, pretax	41,668	49,114
Income tax provision impact of pretax adjustments(1)	(9,490)	(13,137)
Adjustments, net of tax	32,178	35,977
Adjusted net income attributable to Deluxe	34,930	45,621
Income allocated to participating securities	—	(33)
Re-measurement of share-based awards classified as liabilities	(19)	(40)
Adjusted income attributable to Deluxe available to common shareholders	$34,911	$45,548

Weighted average shares and potential common shares outstanding	43,661	43,232
Adjustment(2)	31	—
Adjusted weighted average shares and potential common shares outstanding	43,692	43,232

GAAP diluted EPS	$0.06	$0.22
Adjustments, net of tax	0.74	0.83
Adjusted diluted EPS	$0.80	$1.05

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

(2) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first quarter of 2023 differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

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

We have not reconciled our adjusted EBITDA outlook for 2023 to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges, restructuring and integration costs, gains and losses on sales of businesses, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022
Net income	$2,780	$9,680
Net income attributable to non-controlling interest	(28)	(36)
Depreciation and amortization expense	43,520	41,597
Interest expense	30,016	20,324
Income tax provision	3,759	2,878
Restructuring and integration costs	14,094	16,303
Share-based compensation expense	5,866	8,142
Acquisition transaction costs	—	49
Certain legal-related expense	429	683
Adjusted EBITDA	$100,436	$99,620
Adjusted EBITDA margin	18.4%	17.9%

RESTRUCTURING AND INTEGRATION COSTS

Restructuring and integration expense consists of costs related to the consolidation and migration of certain applications and processes, including our financial management systems. It also includes costs related to the integration of acquired businesses into our systems and processes. These costs consist primarily of information technology consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as training, travel, relocation and costs associated with facility closures. In addition, we recorded employee severance costs related to these initiatives, as well as our ongoing cost reduction initiatives across functional areas. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2023, as well as the related severance payments, are expected to be completed by mid-2023. As a result of our employee reductions, we expect to realize cost savings of approximately $25 million in SG&A expense in 2023, in comparison to our 2022 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2023, in comparison to our 2022 results of operations. Note that these savings may be offset by increased labor and other costs, including costs associated with new employees as we restructure certain activities and strive for the optimal mix of employee skill sets that will continue to support our growth strategy.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total revenue	$171,983	$166,208	3.5%
Adjusted EBITDA	36,556	36,435	0.3%
Adjusted EBITDA margin	21.3%	21.9%	(0.6 pts.)

The increase in total revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven, in part, by a 7.0% increase in merchant services revenue, driven by strong merchant activations, and higher treasury management revenue, primarily lockbox processing services. Revenue also benefited from price increases in response to the current inflationary environment. For the full year, we expect mid-single digit percentage revenue growth for this segment.

The slight increase in adjusted EBITDA for the first quarter of 2023, as compared to the first quarter of 2022, was driven by the revenue growth in merchant services and treasury management revenue, as well as price increases in response to the current inflationary environment. These increases in adjusted EBITDA were partially offset by continued information technology investments and inflationary pressures on labor costs, as well as cost pressures in our lockbox processing operations as we continued to consolidate those operations. Adjusted EBITDA margin decreased for the first quarter of 2023, as compared to the first quarter of 2022, primarily due to volume and cost pressures related to the consolidation of our lockbox operations. For the full year, we expect adjusted EBITDA margin to be in the low to mid 20% range.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total revenue	$58,594	$69,497	(15.7%)
Adjusted EBITDA	15,317	17,326	(11.6%)
Adjusted EBITDA margin	26.1%	24.9%	1.2 pts.

The decrease in total revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven, in part, by the sale of our Australian web hosting business in the second quarter of 2022, which resulted in a $6.1 million reduction in revenue. Additionally, data-driven marketing revenue decreased $2.6 million, as certain of our customer's marketing campaigns were pulled into the fourth quarter of 2022, and revenue for our North American web hosting business declined due to continuing customer churn. For the full year, we expect that revenue will decline approximately $51 million as a result of the sale of our web hosting and logo design businesses, as discussed in Executive Overview, and that the remainder of the business will deliver low single digit percentage revenue growth.

Adjusted EBITDA decreased for the first quarter of 2023, as compared to the first quarter of 2022, driven by the sale of the Australian web hosting business, which reduced adjusted EBITDA by approximately $1 million, as well as the decrease in data-driven marketing and North American web hosting revenue, partially offset by the benefit of cost reduction actions. Adjusted EBITDA margin increased, as compared to 2022, driven by the change in product mix and expense management. For the full year, we expect that adjusted EBITDA will decline approximately $18.5 million as a result of the sale of our web hosting and logo design businesses, as discussed in Executive Overview, and that the remainder of the business will deliver adjusted EBITDA margin in the low 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total revenue	$136,141	$133,243	2.2%
Adjusted EBITDA	18,810	16,945	11.0%
Adjusted EBITDA margin	13.8%	12.7%	1.1 pts.

The increase in total revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven primarily by the impact of new clients, relationship expansion with existing clients, and price increases in response to the current inflationary environment. Partially offsetting these revenue increases was the continuing secular decline in business forms and some accessories. As discussed in Executive Overview, we sold our strategic sourcing business during the second quarter of 2022 and our retail packaging business during the third quarter of 2022. These divestitures resulted in a revenue decline of $7.3 million for the first quarter of 2023. For the full year, we expect that revenue will decline approximately $12 million as a result of business exits, and that the remainder of the business will deliver low single digit percentage revenue growth.

Adjusted EBITDA for the first quarter of 2023 increased compared to the first quarter of 2022, driven by price increases, the revenue growth noted above and cost reduction actions. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on materials and delivery. Adjusted EBITDA margin for the first quarter of 2023 increased compared to the first quarter of 2022, as price increases and our cost reduction actions more than offset the impact of inflationary pressures. For the full year, we expect the adjusted EBITDA margin percentage to be in the mid-teens.

Checks

Results for our Checks segment were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Total revenue	$178,647	$187,067	(4.5%)
Adjusted EBITDA	76,479	82,797	(7.6%)
Adjusted EBITDA margin	42.8%	44.3%	(1.5) pts.

The decrease in total revenue for the first quarter of 2023, as compared to the first quarter of 2022, was driven primarily by the continuing secular decline in overall check volumes and first quarter impacts related to the implementation of our ERP system. These decreases in revenue were partially offset by price increases in response to the current inflationary environment. For the full year, we are expecting a mid-single digit percentage revenue decline.

The decrease in adjusted EBITDA for the first quarter of 2023, as compared to the first quarter of 2022, was driven by the secular decline in overall check volumes, one-time impacts related to the implementation of our ERP system during the quarter, and inflationary pressures on delivery and materials. These decreases in adjusted EBITDA were partially offset by price increases and cost saving actions. Adjusted EBITDA margin decreased for the first quarter of 2023, as compared to first quarter of 2022, as inflationary cost pressures and the one-time impacts related to the implementation of our ERP system during the quarter more than offset the benefit of the pricing and cost saving actions. For the full year, we expect adjusted EBITDA margin to remain in the mid 40% range.

CASH FLOWS AND LIQUIDITY

As of March 31, 2023, we held cash and cash equivalents of $24.6 million, cash held for sale of $7.3 million, and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $151.6 million. The following table shows our cash flow activity for the quarters ended March 31, 2023 and 2022 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Net cash (used) provided by operating activities	$(6,706)	$34,265	$(40,971)
Net cash used by investing activities	(25,484)	(20,329)	(5,155)
Net cash used by financing activities	(122,288)	(109,968)	(12,320)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	612	1,320	(708)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(153,866)	$(94,712)	$(59,154)
Free cash flow(1)	$(32,224)	$13,421	$(45,645)
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash used by operating activities increased $41.0 million for the first quarter of 2023, as compared to the first quarter of 2022, driven by an $11.4 million increase in interest payments as a result of rising interest rates, as well as a $9.2 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by a $5.7 million increase in income tax payments, as well as temporary impacts on working capital resulting from the implementation of our ERP system during the quarter.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Performance-based compensation payments(1)	$44,073	$34,865	$9,208
Interest payments	19,343	7,902	11,441
Income tax payments	10,845	5,139	5,706
Prepaid product discount payments(2)	7,383	7,859	(476)
Severance payments	4,833	3,759	1,074
Payments for cloud computing arrangement implementation costs	3,701	6,391	(2,690)

(1) Amounts reflect compensation based on total company and segment performance.

(2) See Other Financial Position information for further information regarding these payments.

Net cash used by investing activities for the first quarter of 2023 was $5.2 million higher than the first quarter of 2022, driven by a $4.7 million increase in capital expenditures in 2023 as we continued innovation investments and building scale across our product categories.

Net cash used by financing activities for the first quarter of 2023 was $12.3 million higher than the first quarter of 2022, driven by the net change in customer funds obligations in each period, primarily related to the portion of our merchant services business under which property tax payments are collected in December and are paid on behalf of customers in the following quarter. Partially offsetting this increase in cash used by financing activities was an increase in proceeds from debt, as we drew on our revolving line of credit during the first quarter of 2023.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2023	2022	Change
Net change in debt	$41,562	$8,562	$33,000
Net change in customer funds obligations	(145,621)	(99,240)	(46,381)
Purchases of capital assets	(25,518)	(20,844)	(4,674)
Cash dividends paid to shareholders	(13,616)	(13,317)	(299)

We currently plan to continue to repatriate Canadian current year earnings, as we believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. We intend to use the repatriated earnings to reduce outstanding debt. The historical unremitted Canadian earnings as of December 31, 2021 will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on these earnings as of March 31, 2023. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, we estimate that we would incur a foreign withholding tax liability of approximately $1.5 million, notwithstanding any tax planning strategies that might be available.

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 15: Leases" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2022 Form 10-K, under the section entitled Cash Flows and Liquidity. There were no significant changes in our lease or contractual obligations during the first quarter of 2023.

As of March 31, 2023, $239.2 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.70 billion as of March 31, 2023 and $1.66 billion as of December 31, 2022. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2023		December 31, 2022
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$975,000	7.0%	$975,000	6.6%	$—
Floating interest rate	725,938	7.1%	684,375	6.6%	41,563
Debt principal	1,700,938	7.1%	1,659,375	6.6%	41,563
Shareholders’ equity	595,649		604,224		(8,575)
Total capital	$2,296,587		$2,263,599		$32,988

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020, when we suspended share repurchases in order to maintain liquidity during the COVID-19 pandemic. As of March 31, 2023, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of March 31, 2023, total commitments under our revolving credit facility were $500.0 million. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Under the terms of our credit facility, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases is limited to $60.0 million. We were in compliance with our debt covenants as of March 31, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of March 31, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(253,000)
Outstanding letters of credit(1)	(7,818)
Net available for borrowing as of March 31, 2023	$239,182

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

Funds held for customers – Funds held for customers of $157.4 million as of March 31, 2023 decreased $144.9 million from December 31, 2022, and the related current liability for funds held for customers of $156.7 million as of March 31, 2023 decreased $148.5 million from December 31, 2022. These decreases were driven by the seasonal nature of a portion of our merchant services business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the quarters ended March 31, 2023 and 2022 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $7.4 million for the first quarter of 2023 and $7.9 million for the first quarter of 2022.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $8.6 million as of March 31, 2023 and $4.2 million as of December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2022 Form 10-K. There were no changes in the determination of these estimates during the first quarter of 2023.

New accounting pronouncements – Information regarding new accounting pronouncements adopted during the first quarter of 2023 can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (SOFR) plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of March 31, 2023. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of March 31, 2023, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$966,059	$972,938	7.1%
Senior, unsecured notes	467,641	346,313	8.0%
Amounts drawn on revolving credit facility	253,000	253,000	7.1%
Total debt	$1,686,700	$1,572,251	7.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $14.2 million.

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

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps effectively convert $500.0 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivatives" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the swaps was included in other other non-current liabilities on the consolidated balance sheet and was $0.9 million as of March 31, 2023. The fair value of the swaps in effect at December 31, 2022 was included in other current assets and other non-current assets on the consolidated balance sheet and was $3.6 million.

Based on the daily average amount of variable-rate debt outstanding during the first quarter of 2023, a one percentage point change in the weighted-average interest rate would have resulted in a $1.8 million change in interest expense for the first quarter of 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – During the quarter ended March 31, 2023, we replaced our existing SAP platform with the SAP S/4Hana platform for certain areas of our business, including significant portions of our Checks and Promotional Solutions segments and our corporate functions. In connection with this implementation, we updated our internal control over financial reporting, as necessary, to correspond to related changes in our business processes. There were no other material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of March 31, 2023, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2022 Form 10-K. There have been no significant changes in these risk factors since we filed the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows purchases of our common stock that were completed during the first quarter of 2023:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1, 2023 – January 31, 2023	11,204	$19.86	—	$287,452,394
February 1, 2023 – February 28, 2023	70,753	19.33	—	287,452,394
March 1, 2023 – March 31, 2023	24,999	17.76	—	287,452,394
Total	106,956	19.02	—	287,452,394

(1) Under the terms of our 2022 Stock Incentive Plan, as amended, as well as our previous long-term incentive plans, participants may surrender shares that would otherwise be issued under equity-based awards to cover the withholding taxes due as a result of the exercising or vesting of such awards. During the first quarter of 2023, we withheld 106,956 shares in conjunction with the vesting and exercise of equity-based awards.

(2) In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the first quarter of 2023 and $287.5 million remained available for repurchase as of March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Stock and Asset Purchase Agreement, dated January 31, 2023, by and between us and HostPapa, Inc.
2.2	First Amendment to Stock and Asset Purchase Agreement, dated March 6, 2023, by and between us and HostPapa, Inc.
3.1	Bylaws, as amended on February 16, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on February 21, 2023)
10.1
Separation and Release Agreement, dated January 2, 2023, between us and Christopher L. Thomas (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2022)*

10.2
Amendment No. 1, dated as of March 10, 2023, to the Credit Agreement dated June 1, 2021, by and among us, as borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent

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
————
* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 9, 2023	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2023	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)