Form 10-Q
period 2023-06-30
DELUXE CORP
filed 2023-08-04
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 26, 2023 was 43,616,556.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $5,000 as of December 31, 2022	$39,052	$40,435
Trade accounts receivable, net of allowance for credit losses	212,267	206,617
Inventories and supplies	54,899	52,267
Funds held for customers, including securities carried at fair value of $8,402 and $8,126, respectively	155,794	302,291
Prepaid expenses	32,820	36,642
Revenue in excess of billings	37,236	38,761
Other current assets	16,580	27,024
Total current assets	548,648	704,037
Deferred income taxes	1,341	1,956
Long-term investments	66,465	47,783
Property, plant and equipment, net of accumulated depreciation of $353,847 and $379,988, respectively	126,967	124,894
Operating lease assets	52,500	47,132
Intangibles, net of accumulated amortization of $831,755 and $823,589, respectively	430,103	458,979
Goodwill	1,430,588	1,431,385
Other non-current assets	266,403	260,354
Total assets	$2,923,015	$3,076,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,662	$157,055
Funds held for customers	155,182	305,138
Accrued liabilities	155,195	218,404
Current portion of long-term debt	86,059	71,748
Total current liabilities	571,098	752,345
Long-term debt	1,581,151	1,572,528
Operating lease liabilities	54,470	48,925
Deferred income taxes	37,597	45,510
Other non-current liabilities	65,070	52,988
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2023 – 43,613; December 31, 2022 – 43,204)	43,613	43,204
Additional paid-in capital	89,380	79,234
Retained earnings	511,058	518,635
Accumulated other comprehensive loss	(30,891)	(37,264)
Non-controlling interest	469	415
Total shareholders’ equity	613,629	604,224
Total liabilities and shareholders’ equity	$2,923,015	$3,076,520

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Product revenue	$323,805	$322,109	$634,031	$639,412
Service revenue	247,881	240,844	483,020	479,556
Total revenue	571,686	562,953	1,117,051	1,118,968
Cost of products	(125,453)	(117,519)	(243,888)	(231,879)
Cost of services	(144,494)	(146,593)	(276,721)	(281,427)
Total cost of revenue	(269,947)	(264,112)	(520,609)	(513,306)
Gross profit	301,739	298,841	596,442	605,662
Selling, general and administrative expense	(245,359)	(249,626)	(492,989)	(509,325)
Restructuring and integration expense	(24,191)	(15,182)	(37,132)	(31,426)
Gain on sale of businesses and facility	21,942	17,527	21,942	17,527
Operating income	54,131	51,560	88,263	82,438
Interest expense	(31,932)	(21,349)	(61,948)	(41,672)
Other income, net	824	2,414	3,247	4,417
Income before income taxes	23,023	32,625	29,562	45,183
Income tax provision	(6,622)	(10,528)	(10,381)	(13,407)
Net income	16,401	22,097	19,181	31,776
Net income attributable to non-controlling interest	(26)	(35)	(54)	(71)
Net income attributable to Deluxe	$16,375	$22,062	$19,127	$31,705
Total comprehensive income	$25,517	$26,168	$25,554	$38,314
Comprehensive income attributable to Deluxe	25,491	26,133	25,500	38,243
Basic earnings per share	0.38	0.51	0.44	0.74
Diluted earnings per share	0.37	0.50	0.44	0.72

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2023	43,421	$43,421	$83,800	$507,992	$(40,007)	$443	$595,649
Net income	—	—	—	16,375	—	26	16,401
Cash dividends ($0.30 per share)	—	—	—	(13,309)	—	—	(13,309)
Common shares issued	215	215	523	—	—	—	738
Common shares retired	(23)	(23)	(326)	—	—	—	(349)
Employee share-based compensation	—	—	5,383	—	—	—	5,383
Other comprehensive income	—	—	—	—	9,116	—	9,116
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2022	42,923	$42,923	$62,676	$502,125	$(29,025)	$316	$579,015
Net income	—	—	—	22,062	—	35	22,097
Cash dividends ($0.30 per share)	—	—	—	(13,290)	—	—	(13,290)
Common shares issued	201	201	606	—	—	—	807
Common shares retired	(44)	(44)	(1,170)	—	—	—	(1,214)
Employee share-based compensation	—	—	5,305	—	—	—	5,305
Other comprehensive income	—	—	—	—	4,071	—	4,071
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	19,127	—	54	19,181
Cash dividends ($0.60 per share)	—	—	—	(26,704)	—	—	(26,704)
Common shares issued	539	539	1,140	—	—	—	1,679
Common shares retired	(130)	(130)	(2,253)	—	—	—	(2,383)
Employee share-based compensation	—	—	11,259	—	—	—	11,259
Other comprehensive income	—	—	—	—	6,373	—	6,373
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	31,705	—	71	31,776
Cash dividends ($0.60 per share)	—	—	—	(26,571)	—	—	(26,571)
Common shares issued	580	580	1,757	—	—	—	2,337
Common shares retired	(179)	(179)	(5,195)	—	—	—	(5,374)
Employee share-based compensation	—	—	13,487	—	—	—	13,487
Other comprehensive income	—	—	—	—	6,538	—	6,538
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$19,181	$31,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,052	12,146
Amortization of intangibles	75,076	74,498
Operating lease expense	10,522	9,756
Amortization of prepaid product discounts	17,173	17,171
Deferred income taxes	(9,489)	(14,482)
Employee share-based compensation expense	11,350	13,038
Gain on sale of businesses and facility	(21,942)	(17,527)
Other non-cash items, net	21,606	15,546
Changes in assets and liabilities:
Trade accounts receivable	(9,889)	8,976
Inventories and supplies	(4,609)	(5,713)
Other current assets	11,876	(8,229)
Payments for cloud computing arrangement implementation costs	(5,846)	(11,340)
Other non-current assets	(7,216)	(8,157)
Accounts payable	21,134	(4,345)
Prepaid product discount payments	(12,742)	(12,285)
Other accrued and non-current liabilities	(79,900)	(28,642)
Net cash provided by operating activities	47,337	72,187
Cash flows from investing activities:
Purchases of capital assets	(55,904)	(45,246)
Proceeds from sale of businesses and facilities	27,880	23,875
Other	(9,878)	895
Net cash used by investing activities	(37,902)	(20,476)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	437,500	314,000
Payments on long-term debt and swingline loans	(416,376)	(323,376)
Net change in customer funds obligations	(149,336)	(100,067)
Employee taxes paid for shares withheld	(2,383)	(5,374)
Cash dividends paid to shareholders	(26,852)	(26,591)
Other	(3,273)	(2,870)
Net cash used by financing activities	(160,720)	(144,278)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,063	(3,336)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(148,222)	(95,903)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	337,415	285,491
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$189,193	$189,588

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2023, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2023 and 2022, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2023 and 2022 and the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the six months ended June 30, 2022 has been modified to conform to the current year presentation. We included proceeds from issuing shares within other financing activities. Previously, this amount was shown separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This standard modifies the accounting for troubled debt restructurings by creditors and modifies certain disclosure requirements. We adopted this standard on January 1, 2023 and elected to apply it prospectively to modifications occurring on or after January 1, 2023. Adoption of this standard did not impact our financial position as of June 30, 2023 or our results of operations for the six months ended June 30, 2023.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Trade accounts receivable – gross	$217,705	$210,799
Allowance for credit losses	(5,438)	(4,182)
Trade accounts receivable – net(1)	$212,267	$206,617

(1) Includes unbilled receivables of $54,882 as of June 30, 2023 and $43,902 as of December 31, 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of year	$4,182	$4,130
Bad debt expense	3,027	1,449
Write-offs and other	(1,771)	(1,326)
Balance, end of period	$5,438	$4,253

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$12,028	$11,563
Semi-finished goods	6,098	7,777
Finished goods	37,836	32,938
Supplies	7,062	6,389
Reserve for excess and obsolete items	(8,125)	(6,400)
Inventories and supplies, net of reserve	$54,899	$52,267

Changes in the reserve for excess and obsolete items were as follows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of year	$6,400	$5,132
Amounts charged to expense	2,151	1,516
Write-offs and other	(426)	(1,211)
Balance, end of period	$8,125	$5,437

Available-for-sale debt securities – Available-for-sale debt securities were comprised of the following:

	June 30, 2023
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,499	$—	$(1,097)	$8,402
Available-for-sale debt securities	$9,499	$—	$(1,097)	$8,402

(1) Funds held for customers, as reported on the consolidated balance sheet as of June 30, 2023, also included cash of $147,392.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash equivalents:
Domestic money market fund	$5,000	$—	$—	$5,000
Funds held for customers:(1)
Canadian and provincial government securities	9,190	—	(1,064)	8,126
Available-for-sale debt securities	$14,190	$—	$(1,064)	$13,126

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2022, also included cash of $294,165.

Expected maturities of available-for-sale debt securities as of June 30, 2023 were as follows:

(in thousands)	Fair value
Due in one year or less	$3,394
Due in two to five years	1,723
Due in six to ten years	3,285
Available-for-sale debt securities	$8,402

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Conditional right to receive consideration	$24,608	$26,520
Unconditional right to receive consideration(1)	12,628	12,241
Revenue in excess of billings	$37,236	$38,761

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	June 30, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$526,697	$(379,518)	$147,179	$529,306	$(395,514)	$133,792
Customer lists/relationships	487,127	(335,245)	151,882	497,882	(312,986)	184,896
Technology-based intangibles	97,633	(49,560)	48,073	99,613	(47,478)	52,135
Partner relationships	74,134	(10,790)	63,344	74,682	(9,094)	65,588
Trade names	39,367	(22,742)	16,625	44,185	(26,510)	17,675
Software to be sold	36,900	(33,900)	3,000	36,900	(32,007)	4,893
Intangibles	$1,261,858	$(831,755)	$430,103	$1,282,568	$(823,589)	$458,979

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $36,859 for the quarter ended June 30, 2023, $38,339 for the quarter ended June 30, 2022, $75,076 for the six months ended June 30, 2023 and $74,498 for the six months ended June 30, 2022. Based on the intangibles in service as of June 30, 2023, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2023	$65,253
2024	95,983
2025	67,446
2026	42,837
2027	33,036

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. The following intangibles were capitalized during the six months ended June 30, 2023:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$48,829	3
Partner relationships	478	1
Acquired intangibles	$49,307	3

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the six months ended June 30, 2023:

(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2022:
Goodwill, gross	$896,681	$432,984	$252,775	$434,812	$2,017,252
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	896,681	40,816	59,076	434,812	1,431,385
Currency translation adjustment and other	(828)	—	31	—	(797)
Balance, June 30, 2023	$895,853	$40,816	$59,107	$434,812	$1,430,588

Balance, June 30, 2023:
Goodwill, gross	$895,853	$432,984	$252,806	$434,812	$2,016,455
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$895,853	$40,816	$59,107	$434,812	$1,430,588

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Postretirement benefit plan asset	$82,834	$79,343
Cloud computing arrangement implementation costs	67,270	71,547
Prepaid product discounts	46,321	44,824
Deferred contract acquisition costs(1)	24,906	21,300
Loans and notes receivable from distributors, net of allowance for credit losses(2)	12,782	13,259
Other	32,290	30,081
Other non-current assets	$266,403	$260,354

(1) Amortization of deferred contract acquisition costs was $5,315 for the six months ended June 30, 2023 and $3,767 for the six months ended June 30, 2022.

(2) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $970 as of June 30, 2023 and $961 as of December 31, 2022.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of year	$1,024	$2,830
Bad debt (benefit) expense	(73)	264
Other	—	(402)
Balance, end of period	$951	$2,692

Past due receivables and those on non-accrual status were not material as of June 30, 2023 or December 31, 2022.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of June 30, 2023. There were no write-offs or recoveries recorded during the six months ended June 30, 2023.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	Prior	Total
Risk rating:
1-2 internal grade	$1,076	$400	$3,886	$9,341	$14,703
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$1,076	$400	$3,886	$9,341	$14,703

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Balance, beginning of year	$44,824	$56,527
Additions(1)	18,584	9,413
Amortization	(17,173)	(17,171)
Other	86	(86)
Balance, end of period	$46,321	$48,683
 (1) Prepaid product discounts are generally accrued upon contract execution. Payments for prepaid product discounts were $12,742 for the six months ended June 30, 2023 and $12,285 for the six months ended June 30, 2022.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Employee bonuses, including sales incentives	$30,573	$57,398
Deferred revenue(1)	29,204	47,012
Operating lease liabilities	13,764	12,780
Customer rebates	12,104	12,153
Prepaid product discounts	10,022	4,179
Wages and payroll liabilities, including vacation	9,460	20,264
Other	50,068	64,618
Accrued liabilities	$155,195	$218,404

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $29,637 for the six months ended June 30, 2023 and $20,238 for the six months ended June 30, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$39,052	$43,262
Restricted cash and restricted cash equivalents included in funds held for customers	147,392	143,702
Non-current restricted cash included in other non-current assets	2,749	2,624
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$189,193	$189,588

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Earnings per share – basic:
Net income	$16,401	$22,097	$19,181	$31,776
Net income attributable to non-controlling interest	(26)	(35)	(54)	(71)
Net income attributable to Deluxe	16,375	22,062	19,127	31,705
Income allocated to participating securities	(12)	(16)	(19)	(23)
Income attributable to Deluxe available to common shareholders	$16,363	$22,046	$19,108	$31,682
Weighted-average shares outstanding	43,524	43,016	43,421	42,907
Earnings per share – basic	$0.38	$0.51	$0.44	$0.74

Earnings per share – diluted:
Net income	$16,401	$22,097	$19,181	$31,776
Net income attributable to non-controlling interest	(26)	(35)	(54)	(71)
Net income attributable to Deluxe	16,375	22,062	19,127	31,705
Income allocated to participating securities	—	(16)	(10)	(23)
Re-measurement of share-based awards classified as liabilities	—	(307)	(19)	(345)
Income attributable to Deluxe available to common shareholders	$16,375	$21,739	$19,098	$31,337
Weighted-average shares outstanding	43,524	43,016	43,421	42,907
Dilutive impact of potential common shares	216	269	279	349
Weighted-average shares and potential common shares outstanding	43,740	43,285	43,700	43,256
Earnings per share – diluted	$0.37	$0.50	$0.44	$0.72
Antidilutive options excluded from calculation	1,553	1,891	1,553	1,891

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income
Net actuarial loss	(568)	(225)	(1,137)	(450)	Other income
Total amortization	(213)	130	(426)	261	Other income
Tax benefit (expense)	16	(79)	32	(157)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(197)	51	(394)	104	Net income
Realized loss on debt securities	—	(8)	—	(8)	Revenue
Tax benefit	—	2	—	2	Income tax provision
Realized loss on debt securities, net of tax	—	(6)	—	(6)	Net income
Realized gain (loss) on cash flow hedges	634	(144)	1,204	(464)	Interest expense
Tax (expense) benefit	(169)	38	(321)	123	Income tax provision
Realized gain (loss) on cash flow hedges, net of tax	465	(106)	883	(341)	Net income
Currency translation adjustment(1)	(863)	(5,550)	(863)	(5,550)	Gain on sale of businesses and facility
Total reclassifications, net of tax	$(595)	$(5,611)	$(374)	$(5,793)

(1) Relates to the sale of our North American web hosting business during the quarter ended June 30, 2023 and the sale of our Australian web hosting business during the quarter ended June 30, 2022. Further information can be found in Note 6.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss during the six months ended June 30, 2023 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive (loss) income before reclassifications	—	(8)	4,858	1,149	5,999
Amounts reclassified from accumulated other comprehensive loss	394	—	(883)	863	374
Net current-period other comprehensive income (loss)	394	(8)	3,975	2,012	6,373
Balance, June 30, 2023	$(26,478)	$(917)	$6,568	$(10,064)	$(30,891)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $3.

(2) Other comprehensive income before reclassifications is net of income tax expense of $1,768.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: DIVESTITURES

2023 divestiture – In June 2023, we completed the sale of our North American web hosting and logo design businesses for net cash proceeds of $31,230. We received $27,880 of these proceeds during the quarter ended June 30, 2023, with the remainder to be paid by the end of 2023. These businesses generated annual revenue of approximately $66,000 during 2022, primarily in our Data Solutions segment. During the quarter ended June 30, 2023, we recognized a pretax gain of $21,942 on this sale. The assets and liabilities sold were not material to our consolidated balance sheet.

2022 divestitures – In May 2022, we completed the sale of our Australian web hosting business for net cash proceeds of $17,620. This business generated annual revenue in our Data Solutions segment of $23,766 during 2021. During the quarter ended June 30, 2022, we recognized a pretax gain of $15,166 on this sale. The assets and liabilities sold were not material to our consolidated balance sheet.

In April 2022, we sold the assets of our Promotional Solutions strategic sourcing business and in August 2022, we sold the assets of our Promotional Solutions retail packaging business. These businesses generated annual revenue of approximately $29,000 during 2021. Neither the gain on these sales nor the assets and liabilities sold were material to our consolidated financial statements.

We believe that these divestitures allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Facility sale – In May 2022, we sold our former facility located in Lancaster, California for net cash proceeds of $6,929, and we recognized a pretax gain on the sale of $2,361 during the quarter ended June 30, 2022. The sale was a result of our continued real estate rationalization process.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we have entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). In March 2023, we modified our September 2022 interest rate swap agreement to utilize SOFR as the reference rate in the agreement. Information regarding our accounting for this modification can be found in Note 2. In June 2023, we entered into a 3-year interest rate swap agreement with a variable notional amount that resets quarterly. Our derivative instruments were comprised of the following:

					June 30, 2023	December 31, 2022
(in thousands)	Notional amount	Interest rate	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
June 2023 amortizing interest rate swap:
	$298,729	4.249%	June 2026	Other non-current assets	$1,358	$—
March 2023 interest rate swap:
	200,000	4.003%	March 2026	Other non-current assets	2,850	—
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Other non-current assets	4,807	2,409
July 2019 interest rate swap:
	200,000	1.798%	March 2023	Other current assets	—	1,184

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of June 30, 2023 and December 31, 2022, and their impact on

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

consolidated net income and the consolidated statements of cash flows was not material. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be material.

NOTE 8: FAIR VALUE MEASUREMENTS

Funds held for customers and cash and cash equivalents included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and as of December 31, 2022, included a domestic money market fund. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the money market fund held as of December 31, 2022, which was traded in an active market, approximated its fair value because of the short-term nature of the investment. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive income and were not material for the quarters or six months ended June 30, 2023 and 2022.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		June 30, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Funds held for customers	$8,402	$8,402	$—	$8,402	$—
Derivative assets (Note 7)	Other non-current assets	9,015	9,015	—	9,015	—
Amortized cost:
Cash	Cash and cash equivalents	39,052	39,052	39,052	—	—
Cash	Funds held for customers	147,392	147,392	147,392	—	—
Cash	Other non-current assets	2,749	2,749	2,749	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,752	12,754	—	—	12,754
Long-term debt	Current portion of long-term debt and long-term debt	1,667,210	1,575,872	—	1,575,872	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$5,000	$5,000	$5,000	$—	$—
Available-for-sale debt securities	Funds held for customers	8,126	8,126	—	8,126	—
Derivative assets (Note 7)	Other current assets and other non-current assets	3,593	3,593	—	3,593	—
Amortized cost:
Cash	Cash and cash equivalents	35,435	35,435	35,435	—	—
Cash	Funds held for customers	294,165	294,165	294,165	—	—
Cash	Other non-current assets	2,815	2,815	2,815	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	14,220	13,315	—	—	13,315
Long-term debt	Current portion of long-term debt and long-term debt	1,644,276	1,574,417	—	1,574,417	—

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

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total cost of revenue	$3,286	$26	$4,439	$85
Operating expenses	24,191	15,182	37,132	31,426
Restructuring and integration expense	$27,477	$15,208	$41,571	$31,511

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
External consulting fees	$12,930	$9,141	$20,621	$17,000
Employee severance benefits	6,161	3,281	6,347	4,406
Internal labor	1,750	2,604	3,872	4,300
Other	6,636	182	10,731	5,805
Restructuring and integration expense	$27,477	$15,208	$41,571	$31,511

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions and the related severance payments are expected to be completed by the end of 2023.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2022	$8,528
Charges	6,720
Reversals	(373)
Payments	(7,406)
Balance, June 30, 2023	$7,469

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective income tax rate for the six months ended June 30, 2023 was 35.1%, compared to the effective tax rate of 22.3% for the year ended December 31, 2022. The reconciliation of our effective tax rate for 2022 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

The increase in our effective tax rate for the six months ended June 30, 2023 was primarily driven by the impact of business exit activities, which increased our effective tax rate by 5.3 points. In June 2023, we recognized a capital loss for tax purposes related to the sale of our North American web hosting and logo design businesses, and we recorded a full valuation allowance against the deferred tax asset, as we do not expect to realize the related tax benefit. During the year ended December 31, 2022, we recognized a capital loss for tax purposes related to the sale of our Australian web hosting business, and we recorded a valuation allowance for the portion of the capital loss carryover we did not expect to realize. In addition, the tax impact of share-based compensation drove a 4.9 point increase in our effective tax rate and return to provision adjustments drove a 2.7 point increase in our effective tax rate, as compared to 2022.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$496	$280	$993	$561
Expected return on plan assets	(1,830)	(1,866)	(3,660)	(3,731)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	568	225	1,137	450
Net periodic benefit income	$(1,121)	$(1,716)	$(2,241)	$(3,431)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2023	December 31, 2022
Senior, secured term loan facility	$958,500	$987,375
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	247,000	197,000
Total principal amount	1,680,500	1,659,375
Less: unamortized discount and debt issuance costs	(13,290)	(15,099)
Total debt, net of discount and debt issuance costs	1,667,210	1,644,276
Less: current portion of long-term debt, net of debt issuance costs	(86,059)	(71,748)
Long-term debt	$1,581,151	$1,572,528

Maturities of long-term debt were as follows as of June 30, 2023:

(in thousands)	Debt obligations
Remainder of 2023	$43,312
2024	86,625
2025	101,063
2026	974,500
2027	—
Thereafter	475,000
Total principal amount	$1,680,500

Credit facility – In June 2021, we executed a senior, secured credit facility consisting of a revolving credit facility with commitments of $500,000 and a $1,155,000 term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Proceeds from the credit facility were used to terminate our previous credit facility agreement and to fund the acquisition of First American Payment Systems, L.P (First American). Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility will be repaid in equal quarterly installments of $21,656 from September 30, 2023 through June 30, 2025 and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. Through March 20, 2023, the eurodollar rate was derived from LIBOR. Effective March 20, 2023, we modified the credit facility to utilize SOFR as the reference rate in the agreement. Information regarding our accounting for this modification can be found in Note 2. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.72% as of June 30, 2023 and 6.07% as of December 31, 2022, including the impact of interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of June 30, 2023.

The credit agreement contains customary representations and warranties and, as a condition to borrowing, requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing, including representations as to no material adverse change in our business, assets, operations or financial condition. If our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate annual amount of permitted dividends and share repurchases in connection with incentive-based equity and compensation is limited to $60,000.

As of June 30, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(247,000)
Outstanding letters of credit(1)	(8,368)
Net available for borrowing as of June 30, 2023	$244,632

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of June 30, 2023 or December 31, 2022.

First American indemnification – Pursuant to the First American acquisition agreement, we are entitled to limited indemnification for certain expenses and losses, if any, that may be incurred after the consummation of the transaction that arise out of certain matters, including a Federal Trade Commission (FTC) investigation initiated in December 2019 seeking information to determine whether certain subsidiaries of First American may have engaged in conduct prohibited by the Federal Trade Commission Act, the Fair Credit Reporting Act or the Duties of Furnishers of Information. As fully set forth in the merger agreement, our rights to indemnification for any such expenses and losses were limited to the amount of an indemnity holdback, which was our sole recourse for any such losses.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,643 as of June 30, 2023 and $9,661 as of December 31, 2022. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not material as of June 30, 2023 or December 31, 2022.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2023 or June 30, 2022, and $287,452 remained available for repurchase as of June 30, 2023.

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

•Data Solutions – This segment includes data-driven marketing solutions and hosted solutions, including digital engagement, financial institution profitability reporting and business incorporation services. Through June 2023, this segment also included web hosting and logo design services. We completed the sale of these businesses in June 2023. Further information regarding the divestiture can be found in Note 6.

•Promotional Solutions – This segment includes business forms, accessories, advertising specialties and promotional apparel.

•Checks – This segment includes printed business and personal checks.

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2022 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, human resources, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. Until the businesses were sold, Data Solutions also had operations in portions of Europe and partners in Central and South America through June 2023 and had operations in Australia through May 2022.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Segment information for the quarters and six months ended June 30, 2023 and 2022 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Payments:
Revenue	$174,372	$171,154	$346,355	$337,362
Adjusted EBITDA	36,318	34,986	72,873	71,421
Data Solutions:
Revenue	72,090	68,587	130,683	138,084
Adjusted EBITDA	17,741	17,509	33,058	34,836
Promotional Solutions:
Revenue	138,800	139,276	274,942	272,519
Adjusted EBITDA	21,239	14,596	40,049	31,540
Checks:
Revenue	186,424	183,936	365,071	371,003
Adjusted EBITDA	83,585	82,564	160,064	165,360
Total segment:
Revenue	$571,686	$562,953	$1,117,051	$1,118,968
Adjusted EBITDA	158,883	149,655	306,044	303,157

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total segment adjusted EBITDA	$158,883	$149,655	$306,044	$303,157
Corporate operations	(50,511)	(47,918)	(97,236)	(101,801)
Depreciation and amortization expense	(42,607)	(45,047)	(86,128)	(86,644)
Interest expense	(31,932)	(21,349)	(61,948)	(41,672)
Net income attributable to non-controlling interest	26	35	54	71
Restructuring and integration costs	(27,477)	(15,208)	(41,571)	(31,511)
Share-based compensation expense	(5,484)	(4,896)	(11,350)	(13,038)
Acquisition transaction costs	—	(12)	—	(61)
Certain legal-related benefit (expense)	183	(162)	(245)	(845)
Gain on sale of businesses and facility	21,942	17,527	21,942	17,527
Income before income taxes	$23,023	$32,625	$29,562	$45,183

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$186,424	$186,424
Merchant services and other payment solutions	113,206	—	—	—	113,206
Marketing and promotional solutions	—	—	72,037	—	72,037
Forms and other products	—	—	66,763	—	66,763
Treasury management solutions	61,166	—	—	—	61,166
Data-driven marketing solutions	—	54,503	—	—	54,503
Web and hosted solutions	—	17,587	—	—	17,587
Total revenue	$174,372	$72,090	$138,800	$186,424	$571,686

	Quarter Ended June 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$183,936	$183,936
Merchant services and other payment solutions	111,619	—	—	—	111,619
Marketing and promotional solutions	—	—	69,872	—	69,872
Forms and other products	—	—	69,404	—	69,404
Treasury management solutions	59,535	—	—	—	59,535
Data-driven marketing solutions	—	45,470	—	—	45,470
Web and hosted solutions	—	23,117	—	—	23,117
Total revenue	$171,154	$68,587	$139,276	$183,936	$562,953

	Six Months Ended June 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$365,071	$365,071
Merchant services and other payment solutions	224,715	—	—	—	224,715
Marketing and promotional solutions	—	—	142,689	—	142,689
Forms and other products	—	—	132,253	—	132,253
Treasury management solutions	121,640	—	—	—	121,640
Data-driven marketing solutions	—	93,785	—	—	93,785
Web and hosted solutions	—	36,898	—	—	36,898
Total revenue	$346,355	$130,683	$274,942	$365,071	$1,117,051

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$371,003	$371,003
Merchant services and other payment solutions	219,889	—	—	—	219,889
Marketing and promotional solutions	—	—	132,799	—	132,799
Forms and other products	—	—	139,720	—	139,720
Treasury management solutions	117,473	—	—	—	117,473
Data-driven marketing solutions	—	87,313	—	—	87,313
Web and hosted solutions	—	50,771	—	—	50,771
Total revenue	$337,362	$138,084	$272,519	$371,003	$1,118,968

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended June 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$162,422	$69,211	$132,175	$179,692	$543,500
Foreign, primarily Canada	11,950	2,879	6,625	6,732	28,186
Total revenue	$174,372	$72,090	$138,800	$186,424	$571,686

	Quarter Ended June 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$159,939	$63,758	$132,886	$176,692	$533,275
Foreign, primarily Canada and Australia	11,215	4,829	6,390	7,244	29,678
Total revenue	$171,154	$68,587	$139,276	$183,936	$562,953

	Six Months Ended June 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$321,886	$124,956	$262,671	$351,539	$1,061,052
Foreign, primarily Canada	24,469	5,727	12,271	13,532	55,999
Total revenue	$346,355	$130,683	$274,942	$365,071	$1,117,051

	Six Months Ended June 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$316,207	$124,382	$260,128	$355,780	$1,056,497
Foreign, primarily Canada and Australia	21,155	13,702	12,391	15,223	62,471
Total revenue	$337,362	$138,084	$272,519	$371,003	$1,118,968

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties, including, but not limited to, our 2023 outlook, market impacts and expectations regarding our strategy and performance. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Recent market conditions – Our interest expense has increased as a result of the rising interest rate environment. As of June 30, 2023, we held interest rate swaps that effectively convert $798.7 million of our variable-rate debt to a fixed rate. As a result, 76% of our debt was fixed rate as of June 30, 2023, which partially insulates us from future interest rate increases.

We continue to monitor inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we implemented targeted price increases in all of our segments. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. During 2022, we experienced some supply disruptions impacting certain higher margin printed products in our Promotional Solutions segment. We continue to closely monitor our supply chain to promptly address any further delays or disruptions. We have also experienced labor supply issues in certain portions of our business. It remains difficult to estimate the severity and duration of the current inflationary environment or supply chain and labor issues on our business, financial position or results of operations.

We continue to see no material impact from the disruptions to some regional financial institutions earlier in the year. We do not bank with any of the directly affected financials institutions, and they collectively represent an immaterial portion of our revenue. Additionally, we have very little customer concentration risk and we believe our diversified customer base positions us well going forward.

Cash flows and liquidity – Cash provided by operating activities decreased $24.9 million for the first half of 2023, as compared to the first half of 2022, driven by a $22.3 million increase in interest payments as a result of rising interest rates, as well as a $9.4 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by a $6.3 million increase in income tax payments. These decreases in operating cash flow were partially offset by positive changes in working capital. Free cash flow decreased $35.5 million for the first half of 2023, as compared to the first half of 2022. Total debt was $1.67 billion and net debt was $1.63 billion as of June 30, 2023. We held cash and cash equivalents of $39.1 million as of June 30, 2023, and liquidity was $283.7 million. Our capital allocation priorities are to reduce our debt and net leverage, deliver high return internal investments and pay our dividend. We continue to responsibly invest the free cash flow generated by our print businesses into Payments and Data Solutions, businesses that we believe can generate more robust growth over time. A reconciliation of free cash flow, net debt and liquidity to the comparable GAAP financial measures can be found in Consolidated Results of Operations.

2023 earnings vs. 2022 – Multiple factors drove the decrease in net income for the first half of 2023, as compared to the first half of 2022, including:

•a $20.3 million increase in interest expense resulting from increasing interest rates on our variable-rate debt;

•increased transformational investments, primarily costs related to our technology infrastructure and increased restructuring and integration costs as we continue to take actions to maximize our cost structure;

•inflationary pressures on hourly wages, materials and delivery;

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories; and

•higher effective income tax expense in 2023.

Partially offsetting these decreases in net income were the following factors:

•price increases in response to the current inflationary environment;

•the benefit of actions taken to reduce costs, including workforce adjustments and real estate rationalization;

•a $4.7 million decrease in acquisition amortization, as certain of our assets are amortized using accelerated methods; and

•a $4.4 million increase in gains recognized on the sale of businesses and facility.

Diluted EPS of $0.44 for the first half of 2023, as compared to $0.72 for the first half of 2022, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2023. Adjusted diluted EPS for the first half of 2023 was $1.73 compared to $2.05 for the first half of 2022, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the increase in interest expense resulting from the effect of increasing interest rates on our variable-rate debt, increased transformational investments, inflationary pressures on our cost structure and the continuing secular decline in checks, business forms and some business accessories. These decreases in adjusted diluted EPS were partially offset by price increases in response to the current inflationary environment and the benefit from various cost saving actions across functional areas. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

"One Deluxe" Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2022 Form 10-K. During the first quarter of 2023, we completed our 3-year corporate infrastructure modernization program with the implementation of the final phase of our enterprise resource planning (ERP) system. This effort required significant investment and management attention over the past 3 years. We expect that the new platform will now drive additional cost improvements and scale. We also made significant progress in our ongoing lockbox improvement efforts within our Payments segment, continuing to consolidate sites and shift work to optimize our operations. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in Payments and Data Solutions, so that we can continue to drive scale, with the goal of growing profits faster than revenue. For the first half of 2023, both operating margin and adjusted EBITDA margin increased as compared to the prior year, as our operations continued to benefit from our disciplined pricing actions and overall cost management.

Divestitures – In June 2023, we completed the sale of our North American web hosting and logo design businesses. These businesses generated annual revenue of approximately $66 million during 2022, primarily in our Data Solutions segment. Further information regarding this divestiture can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

In May 2022, we completed the sale of our Australian web hosting business, and we also sold our Promotional Solutions strategic sourcing and retail packaging businesses during 2022. These businesses generated annual revenue of approximately $24 million in our Data Solutions segment and approximately $29 million in our Promotional Solutions segment during 2021.

We believe that the sale of these businesses allows us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Outlook for 2023

We expect that revenue for 2023 will be between $2.18 billion and $2.22 billion, as compared to 2022 revenue of $2.24 billion. The 2022 amount included revenue of approximately $52 million that will not recur in 2023 due to our divestitures. We expect that adjusted EBITDA for the full year will be between $400 million and $415 million, as compared to $418 million for 2022. The 2022 amount included adjusted EBITDA of approximately $14 million that will not recur in 2023 due to our divestitures. These estimates are subject to, among other things, prevailing macroeconomic conditions, labor supply issues, inflation and the impact of divestitures.

As of June 30, 2023, we held cash and cash equivalents of $39.1 million and $244.6 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $104.6 million for 2022, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of June 30, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$571,686	$562,953	1.6%	$1,117,051	$1,118,968	(0.2%)

The increase in total revenue for the second quarter of 2023, as compared to the second quarter of 2022, was driven, in part, by price increases in response to the current inflationary environment, primarily in our Promotional Solutions and Checks segments, as well as growth from new business, primarily a $9 million increase in data-driven marketing, as we saw increased demand for our marketing services in support of banks attracting low-cost deposits. Additionally, revenue for the second quarter of 2023 benefited from some timing impacts related to the implementation of our ERP system in the first quarter of 2023. Partially offsetting these revenue increases were the divestitures discussed in Executive Overview, which resulted in a decrease in revenue of approximately $6 million for the second quarter of 2023, and the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories.

The slight decrease in total revenue for the first half of 2023, as compared to the first half of 2022, was driven by the divestitures discussed in Executive Overview, which resulted in a decrease in revenue of approximately $19 million for the first half of 2023, as well as the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories. These decreases in revenue were almost entirely offset by price increases in response to the current inflationary environment, primarily in our Promotional Solutions and Checks segments, as well as growth from new business and favorable volumes, primarily in Promotional Solutions and Payments.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to

Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payments	30.5%	30.4%	31.0%	30.1%
Data Solutions	12.6%	12.2%	11.7%	12.3%
Promotional Solutions	24.3%	24.7%	24.6%	24.4%
Checks	32.6%	32.7%	32.7%	33.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total cost of revenue	$269,947	$264,112	2.2%	$520,609	$513,306	1.4%
Total cost of revenue as a percentage of total revenue	47.2%	46.9%	0.3 pts.	46.6%	45.9%	0.7 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The increases in total cost of revenue for the second quarter and first half of 2023, as compared to the same periods in 2022, were driven by inflationary pressures on hourly wages, materials and delivery, as well as the revenue growth from new business noted above, continued investments in the business and some cost pressures in our Payments lockbox business as we continued to consolidate these operations. Partially offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories. Total cost of revenue as a percentage of total revenue for the second quarter and first half of 2023 increased as compared to the same periods in 2022, as the inflationary impacts and investments in the business were partially offset by our pricing actions.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
SG&A expense	$245,359	$249,626	(1.7%)	$492,989	$509,325	(3.2%)
SG&A expense as a percentage of total revenue	42.9%	44.3%	(1.4) pts.	44.1%	45.5%	(1.4) pts.

The decreases in SG&A expense for the second quarter and first half of 2023, as compared to the same periods in 2022, were driven, in part, by various cost reduction actions, including workforce adjustments and real estate rationalization, as well as a decrease related to the divestitures discussed under Executive Overview of approximately $2 million for the second quarter of 2023 and $5 million for the first half of 2023. Additionally, acquisition amortization decreased $2 million for the second quarter of 2023 and $5 million for the first half of 2023, as certain of our intangible assets are amortized using accelerated methods. These decreases in SG&A expense were partially offset by increased costs related to our continued transformational investments, primarily related to our technology infrastructure.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Restructuring and integration expense	$24,191	$15,182	$9,009	$37,132	$31,426	$5,706

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

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$31,932	$21,349	49.6%	$61,948	$41,672	48.7%
Weighted-average debt outstanding	1,706,152	1,682,573	1.4%	1,704,186	1,689,469	0.9%
Weighted-average interest rate	7.2%	4.7%	2.5 pts.	6.9%	4.5%	2.4 pts.

The increases in interest expense for the second quarter and first half of 2023, as compared to the same periods in 2022, were primarily due to the increase in our weighted-average interest rate driven by the rising interest rate environment. Based on the daily average amount of variable-rate debt outstanding during the first half of 2023, a one percentage point change in the weighted-average interest rate would have resulted in a $3.5 million change in interest expense.

Gain on Sale of Businesses and Facility

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Gain on sale of businesses and facility	$21,942	$17,527	$4,415	$21,942	$17,527	$4,415

As discussed in Executive Overview, in June 2023, we completed the sale of our North American web hosting and logo design businesses, and in May 2022, we completed the sale of our Australian web hosting business. We also sold a former facility during the second quarter of 2022. Further information regarding these sales can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Income tax provision	$6,622	$10,528	(37.1%)	$10,381	$13,407	(22.6%)
Effective income tax rate	28.8%	32.3%	(3.5) pts.	35.1%	29.7%	5.4 pts.

The decrease in our effective income tax rate for the second quarter of 2023, as compared to the second quarter of 2022, was driven primarily by the impact of business exit activity in each period.

The increase in our effective income tax rate for the first half of 2023, as compared to the first half of 2022, was driven primarily by an increase of 4.3 points related to the repatriation of foreign earnings and the change in our foreign effective tax rate, as well as a 2.8 point increase related to the tax impact of share-based compensation. Partially offsetting these increases in our effective tax rate was a 1.9 point decrease in our state effective tax rate. Information regarding other factors that impacted our effective income tax rate for the first half of 2023 can be found under the caption "Note 10: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Net Income / Diluted Earnings Per Share

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	Change	2023	2022	Change
Net income	$16,401	$22,097	(25.8%)	$19,181	$31,776	(39.6%)
Diluted earnings per share	0.37	0.50	(26.0%)	0.44	0.72	(38.9%)
Adjusted diluted EPS(1)	0.93	0.99	(6.1%)	1.73	2.05	(15.6%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first half of 2023, as compared to the first half of 2022, were driven by the factors outlined in Executive Overview - 2023 earnings vs. 2022. The same factors drove the decreases for the second quarter of 2023, as compared to the second quarter of 2022, with the exception of the effective income tax rate, which was lower for the second quarter of 2023, as presented in our income tax provision discussion above.

Adjusted EBITDA

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Adjusted EBITDA(1)	$108,372	$101,737	6.5%	$208,808	$201,356	3.7%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	19.0%	18.1%	0.9%	18.7%	18.0%	0.7 pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increases in adjusted EBITDA for the second quarter and first half of 2023, as compared to the same periods in 2022, were primarily driven by price increases in response to the current inflationary environment and the benefit of actions taken to reduce costs as we continually evaluate our cost structure. Partially offsetting these increases in adjusted EBITDA were increased costs related to our continued transformational investments, primarily costs related to our technology infrastructure, as well as inflationary pressures on hourly wages, materials and delivery. Also reducing adjusted EBITDA was the continuing secular decline in checks, business forms and some business accessories.

Adjusted EBITDA margin increased for the second quarter and first half of 2023, as compared to the same periods in 2022, driven by price increases, the benefit of cost saving actions and operating leverage, partially offset by inflationary pressures and our continued transformational investments.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$47,337	$72,187
Purchases of capital assets	(55,904)	(45,246)
Free cash flow	$(8,567)	$26,941

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

Total debt reconciles to net debt as follows:

(in thousands)	June 30, 2023	December 31, 2022
Total debt	$1,667,210	$1,644,276
Cash and cash equivalents	(39,052)	(40,435)
Net debt	$1,628,158	$1,603,841

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

Liquidity was as follows:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$39,052	$40,435
Amount available for borrowing under revolving credit facility	244,632	295,177
Liquidity	$283,684	$335,612

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net income	$16,401	$22,097	$19,181	$31,776
Net income attributable to non-controlling interest	(26)	(35)	(54)	(71)
Net income attributable to Deluxe	16,375	22,062	19,127	31,705
Acquisition amortization	21,018	23,024	42,297	46,961
Restructuring and integration costs	27,477	15,208	41,571	31,511
Share-based compensation expense	5,484	4,896	11,350	13,038
Acquisition transaction costs	—	12	—	61
Certain legal-related (benefit) expense	(183)	162	245	845
Gain on sale of businesses and facility	(21,942)	(17,527)	(21,942)	(17,527)
Adjustments, pretax	31,854	25,775	73,521	74,889
Income tax provision impact of pretax adjustments(1)	(7,407)	(4,507)	(16,895)	(17,642)
Adjustments, net of tax	24,447	21,268	56,626	57,247
Adjusted net income attributable to Deluxe	40,822	43,330	75,753	88,952
Income allocated to participating securities	—	(32)	—	(65)
Re-measurement of share-based awards classified as liabilities	—	(316)	(20)	(356)
Adjusted income attributable to Deluxe available to common shareholders	$40,822	$42,982	$75,733	$88,531

Weighted average shares and potential common shares outstanding	43,740	43,285	43,700	43,256
Adjustment(2)	—	—	16	—
Adjusted weighted average shares and potential common shares outstanding	43,740	43,285	43,716	43,256

GAAP diluted EPS	$0.37	$0.50	$0.44	$0.72
Adjustments, net of tax	0.56	0.49	1.29	1.33
Adjusted diluted EPS	$0.93	$0.99	$1.73	$2.05

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

(2) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the first half of 2023 differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$16,401	$22,097	$19,181	$31,776
Net income attributable to non-controlling interest	(26)	(35)	(54)	(71)
Depreciation and amortization expense	42,607	45,047	86,128	86,644
Interest expense	31,932	21,349	61,948	41,672
Income tax provision	6,622	10,528	10,381	13,407
Restructuring and integration costs	27,477	15,208	41,571	31,511
Share-based compensation expense	5,484	4,896	11,350	13,038
Acquisition transaction costs	—	12	—	61
Certain legal-related (benefit) expense	(183)	162	245	845
Gain on sale of businesses and facility	(21,942)	(17,527)	(21,942)	(17,527)
Adjusted EBITDA	$108,372	$101,737	$208,808	$201,356
Adjusted EBITDA margin	19.0%	18.1%	18.7%	18.0%

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

The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2023, as well as the related severance payments, are expected to be completed by the end of 2023. As a result of our employee reductions, we expect to realize cost savings of approximately $7 million in cost of sales and $20 million in SG&A expense in 2023, in comparison to our 2022 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2023, in comparison to our 2022 results of operations. Note that these savings may be offset by increased labor and other costs, including costs associated with new employees as we restructure certain activities and strive for the optimal mix of employee skill sets that will continue to support our growth strategy.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$174,372	$171,154	1.9%	$346,355	$337,362	2.7%
Adjusted EBITDA	36,318	34,986	3.8%	72,873	71,421	2.0%
Adjusted EBITDA margin	20.8%	20.4%	0.4 pts.	21.0%	21.2%	(0.2) pts.

The increase in total revenue for the second quarter of 2023, as compared to the second quarter of 2022, was driven by a 2.7% increase in treasury management revenue, primarily driven by our receivables offerings, partially offset by some softness in lockbox processing volumes. Additionally, merchant services revenue increased 1.3%, reflecting some softer consumer discretionary spending levels early in the quarter.

The increase in total revenue for the first half of 2023, as compared to the first half of 2022, was due to an increase in merchant services revenue of 4.0%, driven by strong merchant activations, and a 3.5% increase in treasury management revenue, primarily our receivables offerings and lockbox processing services. Revenue also benefited from price increases in response to the current inflationary environment. For the full year, we expect mid-single digit percentage revenue growth for this segment.

The increases in adjusted EBITDA for the second quarter and first half of 2023, as compared to the same periods in 2022, were driven by the revenue growth in merchant services and treasury management, as well as price increases in response to the current inflationary environment. These increases in adjusted EBITDA were partially offset by continued information technology investments and inflationary pressures on labor costs. Adjusted EBITDA for the second quarter of 2023 benefited from operational improvements across our lockbox sites, while adjusted EBITDA for the first half of 2023 included cost pressures as we consolidated our lockbox processing operations. For the full year, we expect adjusted EBITDA margin to be in the low to mid 20% range.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$72,090	$68,587	5.1%	$130,683	$138,084	(5.4%)
Adjusted EBITDA	17,741	17,509	1.3%	33,058	34,836	(5.1%)
Adjusted EBITDA margin	24.6%	25.5%	(0.9) pts.	25.3%	25.2%	0.1 pts.

The increase in total revenue for the second quarter of 2023, as compared to the second quarter of 2022, was driven by a $9 million increase in data-driven marketing, as we saw increased demand for our marketing services in support of banks attracting low-cost deposits. Partially offsetting this increase in revenue, was a reduction in North American web hosting revenue, as well as the sale of our Australian web hosting business in the second quarter of 2022, which resulted in a reduction in revenue of approximately $2 million for the second quarter of 2023.

The decrease in total revenue for the first half of 2023, as compared to the first half of 2022, was driven by the sale of our Australian web hosting business in the second quarter of 2022, which resulted in a reduction in revenue of approximately $8 million for the first half of 2023, and revenue for our North American web hosting business declined due to continuing customer churn. Partially offsetting these decreases in revenue was an increase in data-driven marketing revenue of $6 million for the first half of 2023, as we saw increased demand for our marketing services in support of banks attracting low-cost deposits, partially offset by the first quarter 2023 impact of certain of our customers's marketing campaigns being pulled into the fourth quarter of 2022. For the full year, we expect that revenue will decline approximately $38 million as a result of the sale of our web hosting and logo design businesses, as discussed in Executive Overview, and that the remainder of the business will deliver low single digit percentage revenue growth.

Adjusted EBITDA increased for the second quarter of 2023, as compared to the second quarter of 2022, due to the growth in data-driven marketing revenue and the benefit of cost reduction actions, partially offset by the reduction in North American web hosting volume. Adjusted EBITDA margin decreased for the second quarter of 2023, as compared to the second quarter of 2022, reflecting the shift toward data-driven marketing revenue, which has a somewhat lower EBITDA margin.

Adjusted EBITDA decreased for the first half of 2023, as compared to the first half of 2022, driven by the the decrease in North American web hosting revenue, as well as the sale of the Australian web hosting business, which reduced adjusted EBITDA by approximately $1 million for the first half of 2023. These decreases in adjusted EBITDA were partially offset by the growth in data-driven marketing and the benefit of cost reduction actions. Adjusted EBITDA margin increased slightly for the first half of 2023, as compared to the first half of 2022, as the shift toward data-driven marketing revenue was offset by expense management. For the full year, we expect that adjusted EBITDA will decline approximately $13 million as a result of the sale of our web hosting and logo design businesses, as discussed in Executive Overview, and we expect that adjusted EBITDA margin will be in the low to mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$138,800	$139,276	(0.3%)	$274,942	$272,519	0.9%
Adjusted EBITDA	21,239	14,596	45.5%	40,049	31,540	27.0%
Adjusted EBITDA margin	15.3%	10.5%	4.8 pts.	14.6%	11.6%	3.0 pts.

The slight decrease in total revenue for the second quarter of 2023, as compared to the second quarter of 2022, was driven primarily by the continuing secular decline in business forms and some accessories. Additionally, as discussed in Executive Overview, we sold our strategic sourcing business during the second quarter of 2022 and our retail packaging business during the third quarter of 2022. These divestitures resulted in a revenue decline of approximately $4 million for the second quarter of 2023. Partially offsetting these decreases in revenue was the impact of new clients, relationship expansion with existing clients, and price increases in response to the current inflationary environment.

The increase in total revenue for the first half of 2023, as compared to the first half of 2022, was driven primarily by the impact of new clients, relationship expansion with existing clients, and price increases in response to the current inflationary environment. Partially offsetting these revenue increases was the continuing secular decline in business forms and some accessories. Additionally, as discussed in Executive Overview, we sold our strategic sourcing business during the second quarter of 2022 and our retail packaging business during the third quarter of 2022. These divestitures resulted in a revenue decline of approximately $11 million for the first half of 2023. For the full year, we expect that revenue will decline approximately $13 million as a result of business exits, and that the remainder of the business will deliver low single digit percentage revenue growth.

Adjusted EBITDA for the second quarter and first half of 2023 increased compared to the same periods in 2022, driven by price increases, the revenue growth noted above and cost reduction actions. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on materials and delivery. Adjusted EBITDA margin for both periods increased compared to 2022, as price increases and the benefit of our cost reduction actions more than offset the impact of inflationary pressures. For the full year, we expect the adjusted EBITDA margin percentage to be in the mid-teens.

Checks

Results for our Checks segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$186,424	$183,936	1.4%	$365,071	$371,003	(1.6%)
Adjusted EBITDA	83,585	82,564	1.2%	160,064	165,360	(3.2%)
Adjusted EBITDA margin	44.8%	44.9%	(0.1) pts.	43.8%	44.6%	(0.8) pts.

The increase in total revenue for the second quarter of 2023, as compared to the second quarter of 2022, was driven primarily by price increases in response to the current inflationary environment and the benefit from some timing impacts related to the implementation of our ERP system in the first quarter of 2023. Partially offsetting these increases in revenue was the continuing secular decline in overall check volumes.

The decrease in total revenue for the first half of 2023, as compared to the first half of 2022, was driven primarily by the continuing secular decline in overall check volumes, partially offset by price increases in response to the current inflationary environment. For the full year, we are expecting a low to mid-single digit percentage revenue decline.

The increase in adjusted EBITDA for the second quarter of 2023, as compared to the second quarter of 2022, was driven by price increases, the revenue growth discussed above and the benefit of cost saving actions. These increases in adjusted EBITDA were partially offset by the secular decline in overall check volumes and inflationary pressures on delivery and materials.

The decrease in adjusted EBITDA for the first half of 2023, as compared to the first half of 2022, was driven by the secular decline in overall check volumes and inflationary pressures on delivery and materials. These decreases in adjusted EBITDA were partially offset by price increases and the benefit of cost saving actions. Adjusted EBITDA margin for the first half of 2023 decreased, as compared to first half of 2022, as inflationary cost pressures more than offset the benefit of the pricing and cost saving actions. For the full year, we expect adjusted EBITDA margin to remain in the mid 40% range.

CASH FLOWS AND LIQUIDITY

As of June 30, 2023, we held cash and cash equivalents of $39.1 million and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $150.1 million. The following table shows our cash flow activity for the six months ended June 30, 2023 and 2022 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$47,337	$72,187	$(24,850)
Net cash used by investing activities	(37,902)	(20,476)	(17,426)
Net cash used by financing activities	(160,720)	(144,278)	(16,442)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	3,063	(3,336)	6,399
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(148,222)	$(95,903)	$(52,319)
Free cash flow(1)	$(8,567)	$26,941	$(35,508)
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $24.9 million for the first half of 2023, as compared to the first half of 2022, driven by a $22.3 million increase in interest payments as a result of rising interest rates, as well as a $9.4 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by a $6.3 million increase in income tax payments. These decreases in operating cash flow were partially offset by positive changes in working capital.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Interest payments	$60,013	$37,713	$22,300
Performance-based compensation payments(1)	44,320	34,943	9,377
Income tax payments	28,892	22,580	6,312
Prepaid product discount payments(2)	12,742	12,285	457
Severance payments	7,406	5,667	1,739
Payments for cloud computing arrangement implementation costs	5,846	11,340	(5,494)

(1) Amounts reflect compensation based on total company and segment performance.

(2) See Other Financial Position information for further information regarding these payments.

Net cash used by investing activities for the first half of 2023 was $17.4 million higher than the first half of 2022, driven by a $10.7 million increase in capital expenditures in 2023 as we continued innovation investments and building scale across our product categories. We also made payments of $10.0 million in 2023 related to a joint venture focused on launching and marketing a business payment distribution technology platform.

Net cash used by financing activities for the first half of 2023 was $16.4 million higher than the first half of 2022, driven by the net change in customer funds obligations in each period. Partially offsetting this increase in cash used by financing activities was an increase in proceeds from debt, as we drew on our revolving line of credit during the first half of 2023.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Proceeds from sale of businesses and facility	$27,880	$23,875	$4,005
Net change in debt	21,124	(9,376)	30,500
Net change in customer funds obligations	(149,336)	(100,067)	(49,269)
Purchases of capital assets	(55,904)	(45,246)	(10,658)
Cash dividends paid to shareholders	(26,852)	(26,591)	(261)

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 14: Leases" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2022 Form 10-K, under the section entitled Cash Flows and Liquidity. During the first half of 2023, we entered into additional contractual obligations related primarily to information technology and consulting services. These contracts increase our contractual obligations approximately $130 million, with $65 million due through 2024 and the remainder due through 2028.

As of June 30, 2023, $244.6 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.68 billion as of June 30, 2023 and $1.66 billion as of December 31, 2022. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2023		December 31, 2022
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$1,273,729	7.0%	$975,000	6.6%	$298,729
Floating interest rate	406,771	7.5%	684,375	6.6%	(277,604)
Debt principal	1,680,500	7.1%	1,659,375	6.6%	21,125
Shareholders’ equity	613,629		604,224		9,405
Total capital	$2,294,129		$2,263,599		$30,530

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of June 30, 2023, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of June 30, 2023, total commitments under our revolving credit facility were $500.0 million. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. We were in compliance with our debt covenants as of June 30, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of June 30, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(247,000)
Outstanding letters of credit(1)	(8,368)
Net available for borrowing as of June 30, 2023	$244,632

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

Funds held for customers – Funds held for customers of $155.8 million as of June 30, 2023 decreased $146.5 million from December 31, 2022, and the related current liability for funds held for customers of $155.2 million as of June 30, 2023 decreased $150.0 million from December 31, 2022. These decreases were driven by the seasonal nature of a portion of our merchant services business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the six months ended June 30, 2023 and 2022 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $12.7 million for the first half of 2023 and $12.3 million for the first half of 2022.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $10.0 million as of June 30, 2023 and $4.2 million as of December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2022 Form 10-K. There were no changes in the determination of these estimates during the first half of 2023.

New accounting pronouncements – Information regarding new accounting pronouncements adopted during 2023 can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (SOFR) plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of June 30, 2023. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of June 30, 2023, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$952,238	$958,500	6.7%
Senior, unsecured notes	467,972	370,372	8.0%
Amounts drawn on revolving credit facility	247,000	247,000	6.7%
Total debt	$1,667,210	$1,575,872	7.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $13.3 million.

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

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. As of June 30, 2023, the interest rate swaps effectively converted $798.7 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the swaps was included in other non-current assets on the consolidated balance sheet and was $9.0 million as of June 30, 2023. The fair value of the swaps in effect at December 31, 2022 was included in other current assets and other non-current assets on the consolidated balance sheet and was $3.6 million.

Based on the daily average amount of variable-rate debt outstanding during the first half of 2023, a one percentage point change in the weighted-average interest rate would have resulted in a $3.5 million change in interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of June 30, 2023, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2022 Form 10-K. There have been no significant changes in these risk factors since we filed the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the second quarter of 2023 and $287.5 million remained available for repurchase as of June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Second Amendment to Stock and Asset Purchase Agreement, dated May 31, 2023, by and between us and HostPapa, Inc.
2.2	Third Amendment to Stock and Asset Purchase Agreement, dated June 15, 2023, by and between us and HostPapa, Inc.
2.3	Fourth Amendment to Stock and Asset Purchase Agreement, dated June 26, 2023, by and between us and HostPapa, Inc.
10.1	Amendment No. 1 to the Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 13, 2023)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)
————
* Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 4, 2023	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2023	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2023	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)