Form 10-Q
period 2023-09-30
DELUXE CORP
filed 2023-11-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 25, 2023 was 43,692,545.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $5,000 as of December 31, 2022	$42,189	$40,435
Trade accounts receivable, net of allowance for credit losses	203,971	206,617
Inventories and supplies	49,259	52,267
Funds held for customers, including securities carried at fair value of $8,068 and $8,126, respectively	151,961	302,291
Prepaid expenses	32,297	36,642
Revenue in excess of billings	36,693	38,761
Other current assets	20,906	27,024
Total current assets	537,276	704,037
Deferred income taxes	1,473	1,956
Long-term investments	62,076	47,783
Property, plant and equipment, net of accumulated depreciation of $336,158 and $379,988, respectively	121,066	124,894
Operating lease assets	58,839	47,132
Intangibles, net of accumulated amortization of $856,782 and $823,589, respectively	410,679	458,979
Goodwill	1,430,564	1,431,385
Other non-current assets	262,696	260,354
Total assets	$2,884,669	$3,076,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$163,080	$157,055
Funds held for customers	151,900	305,138
Accrued liabilities	187,019	218,404
Current portion of long-term debt	86,106	71,748
Total current liabilities	588,105	752,345
Long-term debt	1,546,329	1,572,528
Operating lease liabilities	59,280	48,925
Deferred income taxes	27,894	45,510
Other non-current liabilities	63,675	52,988
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2023 – 43,691; December 31, 2022 – 43,204)	43,691	43,204
Additional paid-in capital	94,173	79,234
Retained earnings	489,677	518,635
Accumulated other comprehensive loss	(28,650)	(37,264)
Non-controlling interest	495	415
Total shareholders’ equity	599,386	604,224
Total liabilities and shareholders’ equity	$2,884,669	$3,076,520

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Product revenue	$304,840	$317,250	$938,872	$956,662
Service revenue	233,004	237,788	716,024	717,344
Total revenue	537,844	555,038	1,654,896	1,674,006
Cost of products	(118,050)	(113,608)	(361,938)	(345,488)
Cost of services	(137,077)	(142,617)	(413,799)	(424,044)
Total cost of revenue	(255,127)	(256,225)	(775,737)	(769,532)
Gross profit	282,717	298,813	879,159	904,474
Selling, general and administrative expense	(233,891)	(243,816)	(726,880)	(753,140)
Restructuring and integration expense	(22,935)	(15,188)	(60,067)	(46,614)
(Loss) gain on sale of businesses and long-lived assets	(4,324)	1,804	17,618	19,331
Operating income	21,567	41,613	109,830	124,051
Interest expense	(32,034)	(23,799)	(93,982)	(65,471)
Other income, net	1,316	3,075	4,562	7,492
(Loss) income before income taxes	(9,151)	20,889	20,410	66,072
Income tax benefit (provision)	1,194	(6,129)	(9,186)	(19,536)
Net (loss) income	(7,957)	14,760	11,224	46,536
Net income attributable to non-controlling interest	(26)	(35)	(80)	(106)
Net (loss) income attributable to Deluxe	$(7,983)	$14,725	$11,144	$46,430
Total comprehensive (loss) income	$(5,716)	$12,066	$19,838	$50,380
Comprehensive (loss) income attributable to Deluxe	(5,742)	12,031	19,758	50,274
Basic (loss) earnings per share	(0.18)	0.34	0.26	1.08
Diluted (loss) earnings per share	(0.18)	0.34	0.25	1.06

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629
Net loss	—	—	—	(7,983)	—	26	(7,957)
Cash dividends ($0.30 per share)	—	—	—	(13,398)	—	—	(13,398)
Common shares issued	88	88	575	—	—	—	663
Common shares retired	(10)	(10)	(190)	—	—	—	(200)
Employee share-based compensation	—	—	4,408	—	—	—	4,408
Other comprehensive income	—	—	—	—	2,241	—	2,241
Balance, September 30, 2023	43,691	$43,691	$94,173	$489,677	$(28,650)	$495	$599,386

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2022	43,080	$43,080	$67,417	$510,897	$(24,954)	$351	$596,791
Net income	—	—	—	14,725	—	35	14,760
Cash dividends ($0.30 per share)	—	—	—	(13,280)	—	—	(13,280)
Common shares issued	66	66	713	—	—	—	779
Common shares retired	(10)	(10)	(213)	—	—	—	(223)
Employee share-based compensation	—	—	5,939	—	—	—	5,939
Other comprehensive loss	—	—	—	—	(2,694)	—	(2,694)
Balance, September 30, 2022	43,136	$43,136	$73,856	$512,342	$(27,648)	$386	$602,072

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	11,144	—	80	11,224
Cash dividends ($0.90 per share)	—	—	—	(40,102)	—	—	(40,102)
Common shares issued	626	626	1,716	—	—	—	2,342
Common shares retired	(139)	(139)	(2,444)	—	—	—	(2,583)
Employee share-based compensation	—	—	15,667	—	—	—	15,667
Other comprehensive income	—	—	—	—	8,614	—	8,614
Balance, September 30, 2023	43,691	$43,691	$94,173	$489,677	$(28,650)	$495	$599,386

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	46,430	—	106	46,536
Cash dividends ($0.90 per share)	—	—	—	(39,851)	—	—	(39,851)
Common shares issued	646	646	2,470	—	—	—	3,116
Common shares retired	(189)	(189)	(5,408)	—	—	—	(5,597)
Employee share-based compensation	—	—	19,426	—	—	—	19,426
Other comprehensive income	—	—	—	—	3,844	—	3,844
Balance, September 30, 2022	43,136	$43,136	$73,856	$512,342	$(27,648)	$386	$602,072

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$11,224	$46,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,968	18,595
Amortization of intangibles	110,017	110,353
Operating lease expense	14,387	14,397
Amortization of prepaid product discounts	25,291	26,258
Deferred income taxes	(20,406)	(21,791)
Employee share-based compensation expense	15,889	18,766
Gain on sale of businesses and long-lived assets	(17,618)	(19,331)
Other non-cash items, net	36,593	22,940
Changes in assets and liabilities:
Trade accounts receivable	(3,846)	(878)
Inventories and supplies	(625)	(14,540)
Other current assets	10,306	(11,826)
Payments for cloud computing arrangement implementation costs	(6,944)	(16,608)
Other non-current assets	(10,566)	(11,808)
Accounts payable	10,429	(1,090)
Prepaid product discount payments	(21,798)	(23,920)
Other accrued and non-current liabilities	(52,395)	(12,635)
Net cash provided by operating activities	114,906	123,418
Cash flows from investing activities:
Purchases of capital assets	(80,809)	(73,454)
Proceeds from sale of businesses and long-lived assets	39,872	25,248
Other	(9,798)	(1,144)
Net cash used by investing activities	(50,735)	(49,350)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	531,000	511,000
Payments on long-term debt and swingline loans	(545,532)	(524,175)
Net change in customer funds obligations	(150,936)	(88,079)
Employee taxes paid for shares withheld	(2,583)	(5,597)
Cash dividends paid to shareholders	(40,140)	(39,613)
Other	(5,399)	(3,097)
Net cash used by financing activities	(213,590)	(149,561)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	993	(14,107)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(148,426)	(89,600)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	337,415	285,491
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$188,989	$195,891

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2023, the consolidated statements of comprehensive (loss) income for the quarters and nine months ended September 30, 2023 and 2022, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2023 and 2022 and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the nine months ended September 30, 2022 has been modified to conform to the current year presentation. We included proceeds from issuing shares within other financing activities. Previously, this amount was shown separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

In March 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-02, Troubled Debt Restructurings and Vintage Disclosures. This standard modifies the accounting for troubled debt restructurings by creditors and modifies certain disclosure requirements. We adopted this standard on January 1, 2023 and elected to apply it prospectively to modifications occurring on or after January 1, 2023. Adoption of this standard did not impact our financial position as of September 30, 2023 or our results of operations for the nine months ended September 30, 2023.

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Trade accounts receivable – gross	$210,570	$210,799
Allowance for credit losses	(6,599)	(4,182)
Trade accounts receivable – net(1)	$203,971	$206,617

(1) Includes unbilled receivables of $57,134 as of September 30, 2023 and $43,902 as of December 31, 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of year	$4,182	$4,130
Bad debt expense	5,191	2,410
Write-offs and other	(2,774)	(3,006)
Balance, end of period	$6,599	$3,534

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished and semi-finished goods	$40,453	$40,715
Raw materials and supplies	18,508	17,952
Reserve for excess and obsolete items	(9,702)	(6,400)
Inventories and supplies, net of reserve	$49,259	$52,267

Changes in the reserve for excess and obsolete items were as follows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of year	$6,400	$5,132
Amounts charged to expense	3,859	2,552
Write-offs and other	(557)	(2,161)
Balance, end of period	$9,702	$5,523

Available-for-sale debt securities – Available-for-sale debt securities were comprised of the following:

	September 30, 2023
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Funds held for customers:(1)
Canadian and provincial government securities	$9,380	$—	$(1,312)	$8,068
Available-for-sale debt securities	$9,380	$—	$(1,312)	$8,068

(1) Funds held for customers, as reported on the consolidated balance sheet as of September 30, 2023, also included cash of $143,893.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	December 31, 2022
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash equivalents:
Domestic money market fund	$5,000	$—	$—	$5,000
Funds held for customers:(1)
Canadian and provincial government securities	9,190	—	(1,064)	8,126
Available-for-sale debt securities	$14,190	$—	$(1,064)	$13,126

(1) Funds held for customers, as reported on the consolidated balance sheet as of December 31, 2022, also included cash of $294,165.

Expected maturities of available-for-sale debt securities as of September 30, 2023 were as follows:

(in thousands)	Fair value
Due in one year or less	$3,364
Due in two to five years	1,670
Due in six to ten years	3,034
Available-for-sale debt securities	$8,068

Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Conditional right to receive consideration	$26,482	$26,520
Unconditional right to receive consideration(1)	10,211	12,241
Revenue in excess of billings	$36,693	$38,761

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	September 30, 2023			December 31, 2022
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$539,892	$(395,304)	$144,588	$529,306	$(395,514)	$133,792
Customer lists/relationships	479,240	(339,481)	139,759	497,882	(312,986)	184,896
Technology-based intangibles	97,633	(51,591)	46,042	99,613	(47,478)	52,135
Partner relationships	74,429	(12,292)	62,137	74,682	(9,094)	65,588
Trade names	39,367	(23,267)	16,100	44,185	(26,510)	17,675
Software to be sold	36,900	(34,847)	2,053	36,900	(32,007)	4,893
Intangibles	$1,267,461	$(856,782)	$410,679	$1,282,568	$(823,589)	$458,979

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $34,941 for the quarter ended September 30, 2023, $35,855 for the quarter ended September 30, 2022, $110,017 for the nine months ended September 30, 2023 and $110,353 for the nine months ended September 30, 2022. Based on the intangibles in service as of September 30, 2023, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2023	$40,786
2024	101,903
2025	73,407
2026	46,238
2027	34,394

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. The following intangibles were capitalized during the nine months ended September 30, 2023:

(in thousands)	Amount	Weighted-average amortization period (in years)
Internal-use software	$66,734	3
Partner relationships	773	1
Acquired intangibles	$67,507	3

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the nine months ended September 30, 2023:

(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Total
Balance, December 31, 2022:
Goodwill, gross	$896,681	$432,984	$252,775	$434,812	$2,017,252
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	896,681	40,816	59,076	434,812	1,431,385
Currency translation adjustment and other	(828)	—	7	—	(821)
Balance, September 30, 2023	$895,853	$40,816	$59,083	$434,812	$1,430,564

Balance, September 30, 2023:
Goodwill, gross	$895,853	$432,984	$252,782	$434,812	$2,016,431
Accumulated impairment charges	—	(392,168)	(193,699)	—	(585,867)
Goodwill, net of accumulated impairment charges	$895,853	$40,816	$59,083	$434,812	$1,430,564

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Postretirement benefit plan asset	$84,508	$79,343
Cloud computing arrangement implementation costs	63,112	71,547
Prepaid product discounts	41,365	44,824
Deferred contract acquisition costs(1)	22,490	21,300
Loans and notes receivable from distributors, net of allowance for credit losses(2)	12,442	13,259
Other	38,779	30,081
Other non-current assets	$262,696	$260,354

(1) Amortization of deferred contract acquisition costs was $8,088 for the nine months ended September 30, 2023 and $5,872 for the nine months ended September 30, 2022.

(2) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $979 as of September 30, 2023 and $961 as of December 31, 2022.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of year	$1,024	$2,830
Bad debt (benefit) expense	(46)	1,221
Other	—	(402)
Balance, end of period	$978	$3,649

Past due receivables and those on non-accrual status were not material as of September 30, 2023 or December 31, 2022.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2023. There were no write-offs or recoveries recorded during the nine months ended September 30, 2023.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2020	2019	2018	Prior	Total
Risk rating:
1-2 internal grade	$1,040	$385	$3,761	$9,213	$14,399
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$1,040	$385	$3,761	$9,213	$14,399

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in prepaid product discounts during the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Balance, beginning of year	$44,824	$56,527
Additions(1)	21,809	18,721
Amortization	(25,291)	(26,258)
Other	23	(399)
Balance, end of period	$41,365	$48,591
 (1) Prepaid product discounts are generally accrued upon contract execution. Payments for prepaid product discounts were $21,798 for the nine months ended September 30, 2023 and $23,920 for the nine months ended September 30, 2022.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Employee bonuses, including sales incentives	$39,991	$57,398
Deferred revenue(1)	25,905	47,012
Interest	15,557	7,314
Restructuring	14,606	8,528
Customer rebates	14,453	12,153
Operating lease liabilities	13,882	12,780
Wages and payroll liabilities, including vacation	7,953	20,264
Prepaid product discounts	4,191	4,179
Other	50,481	48,776
Accrued liabilities	$187,019	$218,404

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $37,972 for the nine months ended September 30, 2023 and $41,222 for the nine months ended September 30, 2022.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$42,189	$45,535
Restricted cash and restricted cash equivalents included in funds held for customers	143,893	147,614
Non-current restricted cash included in other non-current assets	2,907	2,742
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$188,989	$195,891

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
(Loss) earnings per share – basic:
Net (loss) income	$(7,957)	$14,760	$11,224	$46,536
Net income attributable to non-controlling interest	(26)	(35)	(80)	(106)
Net (loss) income attributable to Deluxe	(7,983)	14,725	11,144	46,430
Income allocated to participating securities	(9)	(10)	(29)	(33)
(Loss) income attributable to Deluxe available to common shareholders	$(7,992)	$14,715	$11,115	$46,397
Weighted-average shares outstanding	43,663	43,116	43,498	42,974
(Loss) earnings per share – basic	$(0.18)	$0.34	$0.26	$1.08

(Loss) earnings per share – diluted:
Net (loss) income	$(7,957)	$14,760	$11,224	$46,536
Net income attributable to non-controlling interest	(26)	(35)	(80)	(106)
Net (loss) income attributable to Deluxe	(7,983)	14,725	11,144	46,430
Income allocated to participating securities	(9)	—	(29)	(22)
Re-measurement of share-based awards classified as liabilities	—	(162)	—	(507)
(Loss) income attributable to Deluxe available to common shareholders	$(7,992)	$14,563	$11,115	$45,901
Weighted-average shares outstanding	43,663	43,116	43,498	42,974
Dilutive impact of potential common shares	—	234	273	310
Weighted-average shares and potential common shares outstanding	43,663	43,350	43,771	43,284
(Loss) earnings per share – diluted	$(0.18)	$0.34	$0.25	$1.06
Antidilutive options excluded from calculation	1,450	1,815	1,450	1,815

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net (loss) income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive (loss) income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$1,066	$1,066	Other income
Net actuarial loss	(568)	(225)	(1,705)	(674)	Other income
Total amortization	(213)	130	(639)	392	Other income
Tax benefit (expense)	17	(79)	49	(237)	Income tax benefit (provision)
Amortization of postretirement benefit plan items, net of tax	(196)	51	(590)	155	Net (loss) income
Realized loss on debt securities	—	—	—	(8)	Revenue
Tax benefit	—	—	—	2	Income tax benefit (provision)
Realized loss on debt securities, net of tax	—	—	—	(6)	Net (loss) income
Realized gain (loss) on cash flow hedges	984	53	2,191	(412)	Interest expense
Tax (expense) benefit	(264)	(15)	(588)	109	Income tax benefit (provision)
Realized gain (loss) on cash flow hedges, net of tax	720	38	1,603	(303)	Net (loss) income
Currency translation adjustment(1)	—	—	(863)	(5,550)	(Loss) gain on sale of businesses and long-lived assets
Total reclassifications, net of tax	$524	$89	$150	$(5,704)

(1) Relates to the sale of our North American web hosting business during the quarter ended June 30, 2023 and the sale of our Australian web hosting business during the quarter ended June 30, 2022. Further information can be found in Note 6.

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive (loss) income before reclassifications	—	(183)	8,487	460	8,764
Amounts reclassified from accumulated other comprehensive loss	590	—	(1,603)	863	(150)
Net current-period other comprehensive income (loss)	590	(183)	6,884	1,323	8,614
Balance, September 30, 2023	$(26,282)	$(1,092)	$9,477	$(10,753)	$(28,650)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $63.

(2) Other comprehensive income before reclassifications is net of income tax expense of $3,114.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2021	$(15,431)	$(344)	$(2,261)	$(13,456)	$(31,492)
Other comprehensive (loss) income before reclassifications	—	(566)	4,712	(6,006)	(1,860)
Amounts reclassified from accumulated other comprehensive loss	(155)	6	303	5,550	5,704
Net current-period other comprehensive (loss) income	(155)	(560)	5,015	(456)	3,844
Balance, September 30, 2022	$(15,586)	$(904)	$2,754	$(13,912)	$(27,648)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $197.

(2) Other comprehensive income before reclassifications is net of income tax expense of $1,701.

NOTE 6: DIVESTITURES

During the past 2 years, we have exited certain of our businesses. We believe that these divestitures allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

2023 divestiture / business exit – In June 2023, we completed the sale of our North American web hosting and logo design businesses for net cash proceeds of $31,230. We received $27,880 of these proceeds during the quarter ended June 30, 2023, with the remainder to be paid by the end of 2023. These businesses generated annual revenue of approximately $66,000 during 2022, primarily in our Data Solutions segment. During the quarter ended September 30, 2023, we recorded an out-of-period correcting adjustment that decreased the gain recognized on this sale by $4,457. This adjustment was not material to the current or any historical interim or annual period. During the nine months ended September 30, 2023, we recognized a pretax gain of $17,486 on this sale. The assets and liabilities sold were not material to our consolidated balance sheet.

In September 2023, we decided to exit our U.S.-based payroll business, and we executed a customer conversion agreement with another service provider. During the quarter ended September 30, 2023, we received advance consideration of $10,000 under this agreement, which is included in proceeds from sale of businesses and long-lived assets on the consolidated statement of cash flows. A corresponding liability is reflected in accrued liabilities on the consolidated balance sheet as of September 30, 2023. The final amount of consideration under the agreement will be determined in mid-2024, and any income recognized will be based on actual customer conversion and retention activity. This business generated revenue of approximately $7,000 in our Payments segment during 2022.

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

					September 30, 2023	December 31, 2022
(in thousands)	Notional amount	Interest rate	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
June 2023 amortizing interest rate swap:
	$287,901	4.249%	June 2026	Other non-current assets	$3,201	$—
March 2023 interest rate swap:
	200,000	4.003%	March 2026	Other non-current assets	3,964	—
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Other non-current assets	5,837	2,409
July 2019 interest rate swap:
	200,000	1.798%	March 2023	Other current assets	—	1,184

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of September 30, 2023 and December 31, 2022, and their impact on consolidated net (loss) income and the consolidated statements of cash flows was not material. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be material.

NOTE 8: FAIR VALUE MEASUREMENTS

2023 annual goodwill impairment analysis – Our impairment of goodwill policy can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K. This policy explains our methodology for assessing the impairment of goodwill.

In completing the 2023 annual impairment analysis as of July 31, 2023, we elected to perform qualitative analyses for all of our reporting units. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses completed in prior periods. In completing these assessments, we noted no changes in events or circumstances that indicated that it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, no goodwill impairment charges were recorded as a result of our 2023 annual impairment analysis.

Recurring fair value measurements – Funds held for customers and cash and cash equivalents included available-for-sale debt securities (Note 3). These securities included a mutual fund investment that invests in Canadian and provincial government securities and as of December 31, 2022, included a domestic money market fund. The mutual fund investment is not traded in an active market and its fair value is determined by obtaining quoted prices in active markets for the underlying securities held by the fund. The cost of the money market fund held as of December 31, 2022, which was traded in an active market, approximated its fair value because of the short-term nature of the investment. Unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss on the consolidated balance sheets. The cost of securities sold is determined using the average cost method. Realized gains and losses are included in revenue on the consolidated statements of comprehensive (loss) income and were not material for the quarters or nine months ended September 30, 2023 and 2022.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive (loss) income:
Available-for-sale debt securities	Funds held for customers	$8,068	$8,068	$—	$8,068	$—
Derivative assets (Note 7)	Other non-current assets	13,002	13,002	—	13,002	—
Amortized cost:
Cash	Cash and cash equivalents	42,189	42,189	42,189	—	—
Cash	Funds held for customers	143,893	143,893	143,893	—	—
Cash	Other non-current assets	2,907	2,907	2,907	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,421	12,279	—	—	12,279
Long-term debt	Current portion of long-term debt and long-term debt	1,632,435	1,561,272	—	1,561,272	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2022		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$5,000	$5,000	$5,000	$—	$—
Available-for-sale debt securities	Funds held for customers	8,126	8,126	—	8,126	—
Derivative assets (Note 7)	Other current assets and other non-current assets	3,593	3,593	—	3,593	—
Amortized cost:
Cash	Cash and cash equivalents	35,435	35,435	35,435	—	—
Cash	Funds held for customers	294,165	294,165	294,165	—	—
Cash	Other non-current assets	2,815	2,815	2,815	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	14,220	13,315	—	—	13,315
Long-term debt	Current portion of long-term debt and long-term debt	1,644,276	1,574,417	—	1,574,417	—

NOTE 9: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to initiatives to drive earnings and cash flow growth and also includes costs related to the consolidation and migration of certain applications and processes, including our financial management systems. These costs consist primarily of consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as costs associated with facility closures and consolidations. In addition, we have recorded employee severance costs across functional areas. Restructuring and integration expense is not allocated to our reportable business segments.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, and we recently announced our North Star initiative. The goal of this initiative is to further drive shareholder value by expanding our earnings before interest, taxes, depreciation and amortization (EBITDA) growth trajectory, increasing cash flow, paying down debt and improving our leverage ratio. North Star is a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. The associated costs, which consisted primarily of consulting and severance costs, drove the increase in restructuring and integration costs during the quarter ended September 30, 2023.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense is reflected on the consolidated statements of comprehensive (loss) income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total cost of revenue	$6,429	$131	$10,868	$216
Operating expenses	22,935	15,188	60,067	46,614
Restructuring and integration expense	$29,364	$15,319	$70,935	$46,830

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
External consulting fees	$10,939	$7,670	$31,561	$24,670
Employee severance benefits	11,179	3,826	17,526	8,232
Internal labor	2,469	1,877	6,341	6,177
Other	4,777	1,946	15,507	7,751
Restructuring and integration expense	$29,364	$15,319	$70,935	$46,830

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions and the related severance payments are expected to be completed by the first quarter of 2024.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2022	$8,528
Charges	17,961
Reversals	(435)
Payments	(11,448)
Balance, September 30, 2023	$14,606

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective income tax rate for the third quarter of 2023 was 13.0%. The tax rate was driven by the pretax loss for the period, as well as the impact of discrete items related to our business exit activity and an increase in our state effective income tax rate during the quarter.

The effective income tax rate for the nine months ended September 30, 2023 was 45.0%, compared to the effective tax rate of 22.3% for the year ended December 31, 2022. The reconciliation of our effective tax rate for 2022 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The increase in our effective tax rate for the nine months ended September 30, 2023 was primarily driven by the tax impact of share-based compensation, which drove a 9.7 point increase in our effective tax rate, and the tax impact of our foreign operations, including the repatriation of Canadian earnings, which drove an 8.3 point increase in our effective tax rate, as compared to 2022. In addition, the impact of business exit activities increased our effective tax rate by 8.0 points. In June 2023, we recognized a capital loss for tax purposes related to the sale of our North American web hosting and logo design businesses, and we recorded a full valuation allowance against the deferred tax asset, as we do not expect to realize the related tax benefit. During the year ended December 31, 2022, we recognized a capital loss for tax purposes related to the sale of our Australian web hosting business, and we recorded a valuation allowance for the portion of the capital loss carryover we did not expect to realize.

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive (loss) income and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$496	$280	$1,489	$841
Expected return on plan assets	(1,830)	(1,866)	(5,490)	(5,596)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	568	225	1,705	674
Net periodic benefit income	$(1,121)	$(1,716)	$(3,362)	$(5,147)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Senior, secured term loan facility	$936,844	$987,375
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	233,000	197,000
Total principal amount	1,644,844	1,659,375
Less: unamortized discount and debt issuance costs	(12,409)	(15,099)
Total debt, net of discount and debt issuance costs	1,632,435	1,644,276
Less: current portion of long-term debt, net of debt issuance costs	(86,106)	(71,748)
Long-term debt	$1,546,329	$1,572,528

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Maturities of long-term debt were as follows as of September 30, 2023:

(in thousands)	Debt obligations
Remainder of 2023	$21,656
2024	86,625
2025	101,063
2026	960,500
2027	—
Thereafter	475,000
Total principal amount	$1,644,844

Credit facility – In June 2021, we executed a senior, secured credit facility consisting of a revolving credit facility with commitments of $500,000 and a $1,155,000 term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Proceeds from the credit facility were used to terminate our previous credit facility agreement and to fund the acquisition of First American Payment Systems, L.P (First American). Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility will be repaid in equal quarterly installments of $21,656 from December 31, 2023 through June 30, 2025 and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the eurodollar rate plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement. Through March 20, 2023, the eurodollar rate was derived from LIBOR. Effective March 20, 2023, we modified the credit facility to utilize SOFR as the reference rate in the agreement. Information regarding our accounting for this modification can be found in Note 2. A commitment fee is payable on the unused portion of the revolving credit facility at a rate ranging from 0.25% to 0.35%, depending on our consolidated total leverage ratio. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.78% as of September 30, 2023 and 6.07% as of December 31, 2022, including the impact of interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2023 through March 31, 2024	4.50 to 1:00	3.50 to 1:00
June 30, 2024 and each fiscal quarter thereafter	4.25 to 1:00	3.50 to 1:00

In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of September 30, 2023.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

As of September 30, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(233,000)
Outstanding letters of credit(1)	(8,101)
Net available for borrowing as of September 30, 2023	$258,899

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states.These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured notes – In June 2021, we issued $500,000 of 8.0% senior, unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American in June 2021. Interest payments are due each June and December. During the third quarter of 2022, we settled $25,000 of these notes via open market purchases, realizing a pretax gain of $1,726 that is included in interest expense on the consolidated statements of comprehensive income for the quarter and nine months ended September 30, 2022.

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of September 30, 2023 or December 31, 2022.

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

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,658 as of September 30, 2023 and $9,661 as of December 31, 2022. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not material as of September 30, 2023 or December 31, 2022.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2023 or September 30, 2022, and $287,452 remained available for repurchase as of September 30, 2023.

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2022 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, human resources, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. Through June 2023, Data Solutions also had operations in portions of Europe and partners in Central and South America, and through May 2022, also had operations in Australia. Information regarding the divestiture of these businesses can be found in Note 6.

Our chief operating decision maker (i.e., our Chief Executive Officer) reviews EBITDA on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring and integration costs; share-based compensation expense; acquisition transaction costs; certain legal-related expense; and gains or losses on sales of businesses and long-lived assets. Our Chief Executive Officer does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Segment information for the quarters and nine months ended September 30, 2023 and 2022 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Payments:
Revenue	$169,482	$169,787	$515,837	$507,149
Adjusted EBITDA	37,597	36,184	110,470	107,605
Data Solutions:
Revenue	64,080	66,739	194,764	204,824
Adjusted EBITDA	15,317	16,034	48,375	50,869
Promotional Solutions:
Revenue	124,292	136,081	399,234	408,600
Adjusted EBITDA	16,627	18,255	56,676	49,795
Checks:
Revenue	179,990	182,431	545,061	553,433
Adjusted EBITDA	81,417	80,478	241,481	245,838
Total segment:
Revenue	$537,844	$555,038	$1,654,896	$1,674,006
Adjusted EBITDA	150,958	150,951	457,002	454,107

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated (loss) income before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total segment adjusted EBITDA	$150,958	$150,951	$457,002	$454,107
Corporate operations	(49,068)	(46,359)	(146,304)	(148,159)
Depreciation and amortization expense	(38,857)	(42,304)	(124,985)	(128,948)
Interest expense	(32,034)	(23,799)	(93,982)	(65,471)
Net income attributable to non-controlling interest	26	35	80	106
Restructuring and integration costs	(29,364)	(15,319)	(70,935)	(46,830)
Share-based compensation expense	(4,539)	(5,728)	(15,889)	(18,766)
Acquisition transaction costs	—	(51)	—	(112)
Certain legal-related (expense) benefit	(1,949)	1,659	(2,195)	814
(Loss) gain on sale of businesses and long-lived assets	(4,324)	1,804	17,618	19,331
(Loss) income before income taxes	$(9,151)	$20,889	$20,410	$66,072

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$179,990	$179,990
Merchant services and other payment solutions	110,258	—	—	—	110,258
Marketing and promotional solutions	—	—	62,309	—	62,309
Forms and other products	—	—	61,983	—	61,983
Data-driven marketing solutions	—	59,561	—	—	59,561
Treasury management solutions	59,224	—	—	—	59,224
Web and hosted solutions	—	4,519	—	—	4,519
Total revenue	$169,482	$64,080	$124,292	$179,990	$537,844

	Quarter Ended September 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$182,431	$182,431
Merchant services and other payment solutions	108,255	—	—	—	108,255
Marketing and promotional solutions	—	—	64,284	—	64,284
Forms and other products	—	—	71,797	—	71,797
Data-driven marketing solutions	—	46,993	—	—	46,993
Treasury management solutions	61,532	—	—	—	61,532
Web and hosted solutions	—	19,746	—	—	19,746
Total revenue	$169,787	$66,739	$136,081	$182,431	$555,038

	Nine Months Ended September 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$545,061	$545,061
Merchant services and other payment solutions	334,973	—	—	—	334,973
Marketing and promotional solutions	—	—	204,998	—	204,998
Forms and other products	—	—	194,236	—	194,236
Treasury management solutions	180,864	—	—	—	180,864
Data-driven marketing solutions	—	153,346	—	—	153,346
Web and hosted solutions	—	41,418	—	—	41,418
Total revenue	$515,837	$194,764	$399,234	$545,061	$1,654,896

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
Checks	$—	$—	$—	$553,433	$553,433
Merchant services and other payment solutions	328,144	—	—	—	328,144
Marketing and promotional solutions	—	—	197,083	—	197,083
Forms and other products	—	—	211,517	—	211,517
Treasury management solutions	179,005	—	—	—	179,005
Data-driven marketing solutions	—	134,307	—	—	134,307
Web and hosted solutions	—	70,517	—	—	70,517
Total revenue	$507,149	$204,824	$408,600	$553,433	$1,674,006

The following tables present revenue disaggregated by geography, based on where items are shipped from or where services are performed:

	Quarter Ended September 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$156,556	$64,080	$119,137	$173,682	$513,455
Canada	12,926	—	5,155	6,308	24,389
Total revenue	$169,482	$64,080	$124,292	$179,990	$537,844

	Quarter Ended September 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$159,160	$64,111	$129,697	$175,481	$528,449
Foreign, primarily Canada	10,627	2,628	6,384	6,950	26,589
Total revenue	$169,787	$66,739	$136,081	$182,431	$555,038

	Nine Months Ended September 30, 2023
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$478,441	$189,037	$381,808	$525,221	$1,574,507
Foreign, primarily Canada	37,396	5,727	17,426	19,840	80,389
Total revenue	$515,837	$194,764	$399,234	$545,061	$1,654,896

	Nine Months Ended September 30, 2022
(in thousands)	Payments	Data Solutions	Promotional Solutions	Checks	Consolidated
United States	$475,368	$188,494	$389,824	$531,260	$1,584,946
Foreign, primarily Canada and Australia	31,781	16,330	18,776	22,173	89,060
Total revenue	$507,149	$204,824	$408,600	$553,433	$1,674,006

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

Recent market conditions – Interest expense has increased as a result of the rising interest rate environment. As of September 30, 2023, we held interest rate swaps that effectively convert $787.9 million of our variable-rate debt to a fixed rate. As a result, 77% of our debt had a fixed rate of 7.0% as of September 30, 2023, which partially insulates us from future interest rate increases.

We continue to monitor inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we implemented targeted price increases in all of our segments. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. During 2022, we experienced some supply disruptions impacting certain higher margin printed products in our Promotional Solutions segment. We continue to closely monitor our supply chain to avoid delays or disruptions. We have, at times, also experienced labor supply issues in certain portions of our business. It remains difficult to estimate the severity and duration of the current inflationary environment or supply chain and labor issues on our business, financial position or results of operations.

The disruptions to some regional financial institutions earlier in the year have had no impact on our business or results of operations. We do not bank with any of the directly affected financials institutions, and they collectively represent an immaterial portion of our revenue. Additionally, we have very little customer concentration risk and we believe our diversified customer base positions us well going forward.

Cash flows and liquidity – Cash provided by operating activities decreased $8.5 million for the first nine months of 2023, as compared to the first nine months of 2022, driven by a $29.7 million increase in interest payments as a result of rising interest rates, as well as a $9.3 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by the continuing secular decline in checks, business forms and certain Promotional Solutions business accessories, inflationary pressures on hourly wages, materials and delivery, and the impact of business exits. These decreases in operating cash flow were partially offset by positive changes in working capital, pricing and cost saving actions, and a decrease of $9.7 million in payments for cloud computing implementation costs related to the implementation of our financial management system. Growth in data-driven marketing and merchant services revenue also contributed to the increase in operating cash flow. Free cash flow decreased $15.9 million for the first nine months of 2023, as compared to the first nine months of 2022. Total debt was $1.63 billion and net debt was $1.59 billion as of September 30, 2023. We held cash and cash equivalents of $42.2 million as of September 30, 2023, and liquidity was $301.1 million. Our capital allocation priorities are to reduce our debt and net leverage, deliver high return internal investments and pay our dividend. We continue to responsibly invest the free cash flow generated by our print businesses into Payments and Data Solutions, businesses that we believe can generate more robust growth over time. A reconciliation of free cash flow, net debt and liquidity to the comparable GAAP financial measures can be found in Consolidated Results of Operations.

2023 earnings vs. 2022 – Multiple factors drove the decrease in net income for the first nine months of 2023, as compared to the first nine months of 2022, including:

•increased transformational investments, primarily costs related to our technology infrastructure and a $24.1 million increase in restructuring and integration costs as we continue to take actions to grow earnings and optimize our cost structure;

•a $28.5 million increase in interest expense resulting from increasing interest rates on our variable-rate debt;

•inflationary pressures on hourly wages, materials and delivery;

•the continuing secular decline in checks, business forms and some Promotional Solutions business accessories;

•the impact of business exits; and

•higher effective income tax expense in 2023.

Partially offsetting these decreases in net income were the following factors:

•price increases in response to the inflationary environment;

•the benefit of actions taken to reduce costs, including workforce adjustments, marketing optimization and real estate rationalization; and

•a $9.9 million decrease in acquisition amortization, as certain of our assets are amortized using accelerated methods.

Diluted EPS of $0.25 for the first nine months of 2023, as compared to $1.06 for the first nine months of 2022, reflects the decrease in net income as described in the preceding paragraphs, as well as higher average shares outstanding in 2023. Adjusted diluted EPS for the first nine months of 2023 was $2.53 compared to $3.04 for the first nine months of 2022, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the increase in interest expense resulting from the effect of increasing interest rates on our variable-rate debt, increased transformational investments, inflationary pressures on our cost structure, the continuing secular decline in checks, business forms and some business accessories, and the impact of business exits. These decreases in adjusted diluted EPS were partially offset by price increases in response to the inflationary environment and the benefit of various cost saving actions across functional areas. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2022 Form 10-K. During the first quarter of 2023, we completed our 3-year corporate infrastructure modernization program with the implementation of the final phase of our enterprise resource planning (ERP) system. This effort required significant investment and management attention over the past 3 years. We expect that the new platform will now drive additional cost improvements and scale. We also made significant progress in our ongoing lockbox improvement efforts within our Payments segment, continuing to consolidate sites and shift work to optimize our operations. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in Payments and Data Solutions, so that we can continue to drive scale, with the goal of growing profits faster than revenue. For the first nine months of 2023, adjusted EBITDA margin increased as compared to the prior year, as our operations continued to benefit from our disciplined pricing actions and overall cost management. We recently announced our North Star initiative. The goal of this initiative is to further drive shareholder value by expanding our EBITDA growth trajectory, driving increased cash flow, paying down debt and improving our leverage ratio. Further information regarding this initiative can be found in Restructuring and Integration Costs in this MD&A discussion.

Divestitures / business exits – In June 2023, we completed the sale of our North American web hosting and logo design businesses. These businesses generated annual revenue of approximately $66 million during 2022, primarily in our Data Solutions segment. During the third quarter of 2023, we decided to exit our U.S.-based payroll business and we executed a customer conversion agreement with another service provider. This business generated revenue of approximately $7 million in our Payments segment during 2022. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

In May 2022, we completed the sale of our Australian web hosting business, and we also sold our Promotional Solutions strategic sourcing and retail packaging businesses during 2022. These businesses generated annual revenue of approximately $24 million in our Data Solutions segment and approximately $29 million in our Promotional Solutions segment during 2021.

We believe that these business exits allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

Outlook for 2023

We expect that revenue for 2023 will be between $2.18 billion and $2.22 billion, as compared to 2022 revenue of $2.24 billion. The 2022 amount included revenue of approximately $52 million that will not recur in 2023 due to our business exits. We expect that adjusted EBITDA for the full year will be between $405 million and $420 million, as compared to $418 million for 2022. The 2022 amount included adjusted EBITDA of approximately $14 million that will not recur in 2023 due to our business exits. These estimates are subject to, among other things, prevailing macroeconomic conditions, global unrest, labor supply issues, inflation and the impact of divestitures.

As of September 30, 2023, we held cash and cash equivalents of $42.2 million and $258.9 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $105 million for 2022, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of September 30, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$537,844	$555,038	(3.1%)	$1,654,896	$1,674,006	(1.1%)

The decrease in total revenue for the third quarter of 2023, as compared to the third quarter of 2022, was driven, in part, by the business exits discussed in Executive Overview, which resulted in a decrease in revenue of approximately $17 million for the third quarter of 2023, and the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories. Promotional Solutions also experienced some softness in demand in the distributor channel. Partially offsetting these decreases in revenue were price increases in response to the current inflationary environment, primarily in our Promotional Solutions and Checks segments, as well as growth from new business, primarily a $13 million increase in data-driven marketing, as we saw increased demand for our marketing services in support of banks attracting low-cost deposits and expansion of business banking account offerings.

The decrease in total revenue for the first nine months of 2023, as compared to the first nine months of 2022, was driven, in part, by the business exits discussed in Executive Overview, which resulted in a decrease in revenue of approximately $36 million for the first nine months of 2023, as well as the continuing secular decline in order volume for checks, business forms and some Promotional Solutions business accessories. These decreases in revenue were partially offset by price increases in response to the current inflationary environment, primarily in our Promotional Solutions and Checks segments, as well as growth from new business and favorable volumes, primarily data-driven marketing and merchant services.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Payments	31.5%	30.6%	31.2%	30.3%
Data Solutions	11.9%	12.0%	11.8%	12.2%
Promotional Solutions	23.1%	24.5%	24.1%	24.4%
Checks	33.5%	32.9%	32.9%	33.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total cost of revenue	$255,127	$256,225	(0.4%)	$775,737	$769,532	0.8%
Total cost of revenue as a percentage of total revenue	47.4%	46.2%	1.2 pts.	46.9%	46.0%	0.9 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The slight decrease in total cost of revenue for the third quarter of 2023, as compared to the third quarter of 2022, was driven by reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories. In addition, total cost of revenue decreased $8 million due to the business exits discussed under Executive Overview and Promotional Solutions experienced some softness in demand in the distributor channel during the quarter. Almost entirely offsetting these decreases in total cost of revenue were inflationary pressures on hourly wages, materials and delivery, as well as the revenue growth from new business, primarily data-driven marketing, and continued investments in the business. In addition, restructuring and integration costs included in total cost of revenue increased $6.3 million as we continue to pursue cost reductions.

The increase in total cost of revenue for the first nine months of 2023, as compared to the first nine months of 2022, was driven by inflationary pressures on hourly wages, materials and delivery, as well as the revenue growth from new business, primarily data-driven marketing and merchant services. In addition, investments in the business increased, and we experienced some cost pressures in our Payments lockbox business earlier in the year as we continued to consolidate these operations. Restructuring and integration costs included in total cost of revenue increased $10.7 million as we continue to pursue cost reductions. Partially offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some Promotional Solutions business accessories, as well as a $21 million decrease from the business exits discussed under Executive Overview.

Total cost of revenue as a percentage of total revenue for the third quarter and first nine months of 2023 increased as compared to the same periods in 2022, as the inflationary impacts, investments in the business and restructuring and integration costs more than offset the benefit of our pricing actions.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
SG&A expense	$233,891	$243,816	(4.1%)	$726,880	$753,140	(3.5%)
SG&A expense as a percentage of total revenue	43.5%	43.9%	(0.4) pts.	43.9%	45.0%	(1.1) pts.

The decreases in SG&A expense for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were driven, in part, by various cost reduction actions, including workforce adjustments, marketing optimization and real estate rationalization, as well as a decrease related to the business exits discussed under Executive Overview of approximately $5 million for the third quarter of 2023 and $9 million for the first nine months of 2023. Additionally, acquisition amortization decreased $5.2 million for the third quarter of 2023 and $9.7 million for the first nine months of 2023, as certain of our intangible assets are amortized using accelerated methods. These decreases in SG&A expense were partially offset by increased costs related to our continued transformational investments, primarily related to our technology infrastructure.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Restructuring and integration expense	$22,935	$15,188	$7,747	$60,067	$46,614	$13,453

We continue to pursue several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. The amount of restructuring and integration expense is expected to vary from period to period as we execute these initiatives. Further information regarding these costs can be found in Restructuring and Integration Costs in this MD&A discussion.

(Loss) Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
(Loss) gain on sale of businesses and long-lived assets	$(4,324)	$1,804	$(6,128)	$17,618	$19,331	$(1,713)

As discussed in Executive Overview, in June 2023, we completed the sale of our North American web hosting and logo design businesses, and in May 2022, we completed the sale of our Australian web hosting business. We also sold a former facility during the second quarter of 2022. Results for the third quarter of 2023 included an out-of-period correcting adjustment that decreased the gain recognized on the sale of our web hosting and logo design businesses by $4.5 million. This adjustment was not material to the current or any historical interim or annual period. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Interest expense	$32,034	$23,799	34.6%	$93,982	$65,471	43.5%
Weighted-average debt outstanding	1,682,442	1,944,604	(13.5%)	1,691,137	1,974,445	(14.3%)
Weighted-average interest rate	7.1%	5.6%	1.5 pts.	7.0%	5.0%	2.0 pts.

The increases in interest expense for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were primarily due to the increase in our weighted-average interest rate driven by the rising interest rate environment. The decrease in our average debt outstanding partially offset the impact of the higher interest rate. Based on the amount of variable-rate debt outstanding as of September 30, 2023, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $1.0 million in the fourth quarter of 2023.

Income Tax (Benefit) Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Income tax (benefit) provision	$(1,194)	$6,129	(119.5%)	$9,186	$19,536	(53.0%)
Effective income tax rate	13.0%	29.3%	(16.3) pts.	45.0%	29.6%	15.4 pts.

The change in our effective income tax rate for the third quarter of 2023, as compared to the third quarter of 2022, was driven primarily by the impact of business exit activity and an increase in our state effective income tax rate in the third quarter of 2023.

The increase in our effective income tax rate for the first nine months of 2023, as compared to the first nine months of 2022, was driven primarily by an increase of 9.4 points related to the repatriation of foreign earnings and the change in our foreign effective tax rate, as well as an 8.9 point increase related to the tax impact of share-based compensation. Information regarding other factors that impacted our effective income tax rate for the first nine months of 2023 can be found under the caption "Note 10: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Net (Loss) Income / Diluted (Loss) Earnings Per Share

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	Change	2023	2022	Change
Net (loss) income	$(7,957)	$14,760	(153.9%)	$11,224	$46,536	(75.9%)
Diluted (loss) earnings per share	(0.18)	0.34	(152.9%)	0.25	1.06	(76.4%)
Adjusted diluted EPS(1)	0.79	0.99	(20.2%)	2.53	3.04	(16.8%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decreases in net income, diluted EPS and adjusted diluted EPS for the first nine months of 2023, as compared to the first nine months of 2022, were driven by the factors outlined in Executive Overview - 2023 earnings vs. 2022. The same factors drove the decreases for the third quarter of 2023, as compared to the third quarter of 2022.

Adjusted EBITDA

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Adjusted EBITDA(1)	$101,890	$104,592	(2.6%)	$310,698	$305,948	1.6%
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	18.9%	18.8%	0.1%	18.8%	18.3%	0.5 pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decrease in adjusted EBITDA for the third quarter of 2023, as compared to the third quarter of 2022, was driven primarily by increased costs related to our continued transformational investments, primarily costs related to our technology infrastructure, as well as inflationary pressures on hourly wages, materials and delivery. Also reducing adjusted EBITDA was the continuing secular decline in checks, business forms and some business accessories, and soft demand in the Promotional Solutions distributor channel during the quarter. The business exits discussed under Executive Overview reduced adjusted EBITDA approximately $6 million for the third quarter of 2023. Partially offsetting these decreases in adjusted EBITDA were price increases in response to the current inflationary environment, the benefit of actions taken to reduce costs as we continually evaluate our cost structure, and the growth in data-driven marketing revenue.

The increase in adjusted EBITDA for the first nine months of 2023, as compared to the first nine months of 2022, was primarily driven by price increases in response to the current inflationary environment, the benefit of actions taken to reduce costs as we continually evaluate our cost structure, and the growth in data-driven marketing and merchant services revenue. Partially offsetting these increases in adjusted EBITDA were increased costs related to our continued transformational investments, primarily costs related to our technology infrastructure, as well as inflationary pressures on hourly wages, materials and delivery. Also reducing adjusted EBITDA was the continuing secular decline in checks, business forms and some business accessories, and the business exits discussed under Executive Overview reduced adjusted EBITDA approximately $8 million for the first nine months of 2023.

Adjusted EBITDA margin increased for the third quarter and first nine months of 2023, as compared to the same periods in 2022, driven by price increases, the benefit of cost saving actions and operating leverage, partially offset by inflationary pressures and our continued transformational investments.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$114,906	$123,418
Purchases of capital assets	(80,809)	(73,454)
Free cash flow	$34,097	$49,964

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

Total debt reconciles to net debt as follows:

(in thousands)	September 30, 2023	December 31, 2022
Total debt	$1,632,435	$1,644,276
Cash and cash equivalents	(42,189)	(40,435)
Net debt	$1,590,246	$1,603,841

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

Liquidity was as follows:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$42,189	$40,435
Amount available for borrowing under revolving credit facility	258,899	295,177
Liquidity	$301,088	$335,612

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net (loss) income	$(7,957)	$14,760	$11,224	$46,536
Net income attributable to non-controlling interest	(26)	(35)	(80)	(106)
Net (loss) income attributable to Deluxe	(7,983)	14,725	11,144	46,430
Acquisition amortization	16,514	21,704	58,811	68,665
Restructuring and integration costs	29,364	15,319	70,935	46,830
Share-based compensation expense	4,539	5,728	15,889	18,766
Acquisition transaction costs	—	51	—	112
Certain legal-related expense (benefit)	1,949	(1,659)	2,195	(814)
Loss (gain) on sale of businesses and long-lived assets	4,324	(1,804)	(17,618)	(19,331)
Gain on debt retirements	—	(1,726)	—	(1,726)
Adjustments, pretax	56,690	37,613	130,212	112,502
Income tax provision impact of pretax adjustments(1)	(13,773)	(9,189)	(30,669)	(26,832)
Adjustments, net of tax	42,917	28,424	99,543	85,670
Adjusted net income attributable to Deluxe	34,934	43,149	110,687	132,100
Income allocated to participating securities	—	—	—	(65)
Re-measurement of share-based awards classified as liabilities	—	(167)	(20)	(522)
Adjusted income attributable to Deluxe available to common shareholders	$34,934	$42,982	$110,667	$131,513

Weighted average shares and potential common shares outstanding	43,663	43,350	43,771	43,284
Adjustment(2)	378	—	50	—
Adjusted weighted average shares and potential common shares outstanding	44,041	43,350	43,821	43,284

GAAP diluted EPS	$(0.18)	$0.34	$0.25	$1.06
Adjustments, net of tax	0.97	0.65	2.28	1.98
Adjusted diluted EPS	$0.79	$0.99	$2.53	$3.04

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

(2) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS for the third quarter and first nine months of 2023 differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

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

We have not reconciled our adjusted EBITDA outlook for 2023 to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges, restructuring and integration costs, gains and losses on sales of businesses and long-lived assets, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(7,957)	$14,760	$11,224	$46,536
Net income attributable to non-controlling interest	(26)	(35)	(80)	(106)
Depreciation and amortization expense	38,857	42,304	124,985	128,948
Interest expense	32,034	23,799	93,982	65,471
Income tax (benefit) provision	(1,194)	6,129	9,186	19,536
Restructuring and integration costs	29,364	15,319	70,935	46,830
Share-based compensation expense	4,539	5,728	15,889	18,766
Acquisition transaction costs	—	51	—	112
Certain legal-related expense (benefit)	1,949	(1,659)	2,195	(814)
Loss (gain) on sale of businesses and long-lived assets	4,324	(1,804)	(17,618)	(19,331)
Adjusted EBITDA	$101,890	$104,592	$310,698	$305,948
Adjusted EBITDA margin	18.9%	18.8%	18.8%	18.3%

RESTRUCTURING AND INTEGRATION COSTS

Restructuring and integration expense consists of costs related to initiatives to drive earnings and cash flow growth and also includes costs related to the consolidation and migration of certain applications and processes, including our financial management systems. These costs consist primarily of consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as costs associated with facility closures and consolidations. In addition, we have recorded employee severance costs across functional areas.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, and we recently announced our North Star initiative. The goal of this initiative is to further drive shareholder value by expanding our EBITDA growth trajectory, increasing cash flow, paying down debt and improving our leverage ratio. North Star is a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and create the ability to invest in high impact talent to accelerate our growth businesses of payments and data.The associated costs incurred, which consisted primarily of consulting and severance costs, drove an increase in restructuring and integration costs during the third quarter of 2023. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We expect that the benefits of North Star will ramp up over the coming quarters. We expect a benefit in the fourth quarter of 2023 of approximately $10 million, primarily from cost optimization initiatives executed during the third quarter of 2023. The overall program targets a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through September 30, 2023, we have incurred related restructuring and integration costs of approximately $35 million, and we expect to incur an additional $80 million to $100 million over the next 2 years. These charges will include employee severance, professional services fees and other restructuring-related charges.

The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2023, as well as the related severance payments, are expected to be completed by the first quarter of 2024. As a result of these employee reductions, which include those related to our North Star initiative, we expect to realize annual cost savings of approximately $7 million in cost of sales and $25 million in SG&A expense in 2023, in comparison to our 2022 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2023, in comparison to our 2022 results of operations. Note that these savings may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

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

Payments

Results for our Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$169,482	$169,787	(0.2%)	$515,837	$507,149	1.7%
Adjusted EBITDA	37,597	36,184	3.9%	110,470	107,605	2.7%
Adjusted EBITDA margin	22.2%	21.3%	0.9 pts.	21.4%	21.2%	0.2 pts.

The slight decrease in total revenue for the third quarter of 2023, as compared to the third quarter of 2022, was driven by a 3.8% decrease in treasury management revenue, primarily driven by some softness in lockbox processing volumes and the impact of one-time volume increases in the third quarter of 2022 resulting from an extended outage experienced by a competitor. Partially offsetting this decrease in total revenue was a 2.1% increase in merchant services revenue, driven by increased volume.

The increase in total revenue for the first nine months of 2023, as compared to the first nine months of 2022, was due to an increase in merchant services revenue of 3.4%, driven by strong merchant activations and volume, and a 1.0% increase in treasury management revenue, primarily due to our receivables offerings and price increases in response to the current inflationary environment. For the full year, we expect low single digit percentage revenue growth for this segment.

The increases in adjusted EBITDA for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were primarily driven by the revenue growth in merchant services and price increases in response to the current inflationary environment. These increases in adjusted EBITDA were partially offset by continued information technology investments and inflationary pressures on labor costs. Adjusted EBITDA for the third quarter of 2023 benefited from operational improvements across our lockbox sites, while adjusted EBITDA for the first nine months of 2023 included cost pressures as we consolidated our lockbox processing operations. For the full year, we expect adjusted EBITDA margin to be in the low to mid 20% range.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$64,080	$66,739	(4.0%)	$194,764	$204,824	(4.9%)
Adjusted EBITDA	15,317	16,034	(4.5%)	48,375	50,869	(4.9%)
Adjusted EBITDA margin	23.9%	24.0%	(0.1) pts.	24.8%	24.8%	—

The decreases in total revenue for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were driven by the business exits discussed in Executive Overview, which resulted in a reduction in revenue of approximately $15 million for the third quarter of 2023 and $23 million for the first nine months of 2023. In addition, for the nine month period, revenue from our North American web hosting business prior to the divestiture declined due to continuing customer churn. Partially offsetting these decreases in revenue was an increase in data-driven marketing revenue of $13 million for the third quarter of 2023 and $19 million for the first nine months of 2023, as demand increased for our marketing services in support of banks attracting low-cost deposits and expansion of business banking account offerings. For the nine-month period, this increase was partially offset by the first quarter 2023 impact of certain of our customers's marketing campaigns being pulled into the fourth quarter of 2022. For the full year, we expect that revenue will decline approximately $38 million as a result of the business exits and that the remainder of the business will deliver low single digit percentage revenue growth.

Adjusted EBITDA decreased for the third quarter of 2023, as compared to the third quarter of 2022, due, in part, to the business exits discussed under Executive Overview, which decreased adjusted EBITDA by approximately $6 million. Partially offsetting this decrease in adjusted EBITDA was the growth in data-driven marketing revenue and the benefit of cost reduction actions. Adjusted EBITDA margin decreased slightly for the third quarter of 2023, as compared to the third quarter of 2022, reflecting the shift toward data-driven marketing revenue, which has a slightly lower EBITDA margin than our former web hosting business.

Adjusted EBITDA decreased for the first nine months of 2023, as compared to the first nine months of 2022, driven by the business exits discussed under Executive Overview, which reduced adjusted EBITDA by approximately $7 million for the first nine months of 2023, as well as the decrease in North American web hosting revenue. These decreases in adjusted EBITDA were partially offset by the growth in data-driven marketing and the benefit of cost reduction actions. Adjusted EBITDA margin was flat for the first nine months of 2023, as compared to the first nine months of 2022, as the shift toward data-driven marketing revenue was offset by expense management. For the full year, we expect that adjusted EBITDA will decline approximately $13 million due to business exits, and we expect that adjusted EBITDA margin will be in the low to mid 20% range.

Promotional Solutions

Results for our Promotional Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$124,292	$136,081	(8.7%)	$399,234	$408,600	(2.3%)
Adjusted EBITDA	16,627	18,255	(8.9%)	56,676	49,795	13.8%
Adjusted EBITDA margin	13.4%	13.4%	—	14.2%	12.2%	2.0 pts.

The decrease in total revenue for the third quarter of 2023, as compared to the third quarter of 2022, was driven primarily by the continuing secular decline in business forms and some accessories, as well as demand softness in our distributor network. Additionally, the business exits discussed in Executive Overview resulted in a revenue decline of approximately $2 million for the third quarter of 2023. Partially offsetting these decreases in revenue was the impact of price increases in response to the current inflationary environment.

The decrease in total revenue for the first nine months of 2023, as compared to the first nine months of 2022, was driven primarily by the continuing secular decline in business forms and some accessories and some demand softness in our distributor network. Additionally, the business exits discussed in Executive Overview resulted in a revenue decline of approximately $13 million for the first nine months of 2023. Partially offsetting these decreases in revenue was the impact of price increases in response to the current inflationary environment, new clients and relationship expansion with existing clients. For the full year, the impact of business exits will result in a $13 million decrease in revenue, and we expect that the remainder of the business will deliver a low single digit percentage revenue decline.

Adjusted EBITDA for the third quarter of 2023 decreased compared to the third quarter of 2022, driven by the secular decline in business forms and some accessories, the soft demand experienced by our distributor network and inflationary pressures on materials and delivery. Partially offsetting these decreases in adjusted EBITDA were price increases and the benefit of cost reduction actions. Adjusted EBITDA margin was flat for the for third quarter of 2023, compared to the third quarter of 2022, as price increases and the benefit of our cost reduction actions offset the impact of inflationary pressures.

Adjusted EBITDA for the first nine months of 2023 increased compared to the first nine months of 2022, driven primarily by price increases and cost reduction actions. In addition, we are taking a more focused approach and targeting products with better margins. Partially offsetting these increases in adjusted EBITDA were inflationary pressures on materials and delivery, the continuing secular decline in business forms and some accessories, and some demand softness in our distributor network. Adjusted EBITDA margin increased for the first nine months of 2023, as compared to the first nine months of 2022, as price increases, the benefit of cost reduction actions and our focus on products with better margins more than offset the impact of inflationary pressures. For the full year, we expect the adjusted EBITDA margin percentage to be in the mid-teens.

Checks

Results for our Checks segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Total revenue	$179,990	$182,431	(1.3%)	$545,061	$553,433	(1.5%)
Adjusted EBITDA	81,417	80,478	1.2%	241,481	245,838	(1.8%)
Adjusted EBITDA margin	45.2%	44.1%	1.1 pts.	44.3%	44.4%	(0.1) pts.

The decreases in total revenue for the third quarter and first nine months of 2023, as compared to the same periods in 2022, were driven primarily by the continuing secular decline in overall check volumes, partially offset by price increases in response to the current inflationary environment. For the full year, we expect the percentage revenue decline to be in the low to mid single digits, consistent with our long-term expectations.

The increase in adjusted EBITDA for the third quarter of 2023, as compared to the third quarter of 2022, was driven by price increases and the benefit of cost saving actions. These increases in adjusted EBITDA were partially offset by the secular decline in overall check volumes and inflationary pressures on delivery and materials. Adjusted EBITDA margin for the third quarter of 2023 increased as compared to the third quarter of 2022, as the benefit of pricing and cost saving actions more than offset the impact of inflationary cost pressures.

The decrease in adjusted EBITDA for the first nine months of 2023, as compared to the first nine months of 2022, was driven by the secular decline in overall check volumes and inflationary pressures on delivery and materials. These decreases in adjusted EBITDA were partially offset by price increases and the benefit of cost saving actions. Adjusted EBITDA margin for the first nine months of 2023 decreased slightly as compared to first nine months of 2022, as inflationary cost pressures were almost entirely offset by the benefit of the pricing and cost saving actions. For the full year, we expect adjusted EBITDA margin to remain in the mid 40% range.

CASH FLOWS AND LIQUIDITY

As of September 30, 2023, we held cash and cash equivalents of $42.2 million and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $146.8 million. The following table shows our cash flow activity for the nine months ended September 30, 2023 and 2022 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash provided by operating activities	$114,906	$123,418	$(8,512)
Net cash used by investing activities	(50,735)	(49,350)	(1,385)
Net cash used by financing activities	(213,590)	(149,561)	(64,029)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	993	(14,107)	15,100
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(148,426)	$(89,600)	$(58,826)
Free cash flow(1)	$34,097	$49,964	$(15,867)
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities decreased $8.5 million for the first nine months of 2023, as compared to the first nine months of 2022, driven by a $29.7 million increase in interest payments as a result of rising interest rates, as well as a $9.3 million increase in employee bonus payments related to our 2022 operating performance. Operating cash flow was also negatively impacted by the continuing secular decline in checks, business forms and certain Promotional Solutions business accessories, inflationary pressures on hourly wages, materials and delivery, and the impact of business exits. These decreases in operating cash flow were partially offset by positive changes in working capital, pricing and cost saving actions, and a decrease of $9.7 million in payments for cloud computing implementation costs related to the implementation of our financial management system. Growth in data-driven marketing and merchant services revenue also contributed to the increase in operating cash flow.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Interest payments	$80,707	$50,986	$29,721
Performance-based compensation payments(1)	44,316	34,972	9,344
Income tax payments	31,261	34,515	(3,254)
Prepaid product discount payments(2)	21,798	23,920	(2,122)
Severance payments	11,448	7,502	3,946
Payments for cloud computing arrangement implementation costs	6,944	16,608	(9,664)

(1) Amounts reflect compensation based on total company and segment performance.

(2) See Other Financial Position information for further information regarding these payments.

Net cash used by investing activities for the first nine months of 2023 was $1.4 million higher than the first nine months of 2022, driven by a $7.4 million increase in capital expenditures in 2023 as we continued innovation investments and building scale across our product categories. We also made payments of $10.0 million in 2023 related to a joint venture focused on launching and marketing a business payment distribution technology platform. These increases in cash used by investing activities were partially offset by an increase of $14.6 million in proceeds from the sale of businesses and long-lived assets related to the business exit activity discussed in Executive Overview.

Net cash used by financing activities for the first nine months of 2023 was $64.0 million higher than the first nine months of 2022, driven primarily by the net change in customer funds obligations in each period.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Proceeds from sale of businesses and long-lived assets	$39,872	$25,248	$14,624
Net change in customer funds obligations	(150,936)	(88,079)	(62,857)
Purchases of capital assets	(80,809)	(73,454)	(7,355)
Cash dividends paid to shareholders	(40,140)	(39,613)	(527)
Net change in debt	(14,532)	(13,175)	(1,357)

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 14: Leases" in the Notes to Consolidated Financial Statements appearing in the 2022 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2022 Form 10-K, under the section entitled Cash Flows and Liquidity. During the first nine months of 2023, we entered into additional contractual obligations related primarily to information technology and consulting services. These contracts increase our contractual obligations by approximately $130 million, with $65 million due through 2024 and the remainder due through 2028.

As of September 30, 2023, $258.9 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.64 billion as of September 30, 2023 and $1.66 billion as of December 31, 2022. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2023		December 31, 2022
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$1,262,901	7.0%	$975,000	6.6%	$287,901
Floating interest rate	381,943	7.7%	684,375	6.6%	(302,432)
Debt principal	1,644,844	7.1%	1,659,375	6.6%	(14,531)
Shareholders’ equity	599,386		604,224		(4,838)
Total capital	$2,244,230		$2,263,599		$(19,369)

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of September 30, 2023, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

As of September 30, 2023, total commitments under our revolving credit facility were $500.0 million. Our quarterly commitment fee ranges from 0.25% to 0.35%, based on our total leverage ratio, as defined in the credit agreement. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. We were in compliance with our debt covenants as of September 30, 2023, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

As of September 30, 2023, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(233,000)
Outstanding letters of credit(1)	(8,101)
Net available for borrowing as of September 30, 2023	$258,899

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

Funds held for customers – Funds held for customers of $152.0 million as of September 30, 2023 decreased $150.3 million from December 31, 2022, and the related current liability for funds held for customers of $151.9 million as of September 30, 2023 decreased $153.2 million from December 31, 2022. These decreases were driven by the seasonal nature of a portion of our merchant services business under which property tax payments are collected in December and are paid on behalf of customers the following year.

Prepaid product discounts – Other non-current assets include prepaid product discounts that are recorded upon contract execution and are generally amortized on the straight-line basis as reductions of revenue over the related contract term. Changes in prepaid product discounts during the nine months ended September 30, 2023 and 2022 can be found under the caption "Note 3: Supplemental Balance Sheet and Cash Flow Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Cash payments for prepaid product discounts were $21.8 million for the first nine months of 2023 and $23.9 million for the first nine months of 2022.

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

Liabilities for prepaid product discounts are recorded upon contract execution. These obligations are monitored for each contract and are adjusted as payments are made. Prepaid product discount payments due within the next year are included in accrued liabilities on the consolidated balance sheets. These accruals were $4.2 million as of September 30, 2023 and December 31, 2022.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2022 Form 10-K. There were no changes in the determination of these estimates during the first nine months of 2023. Information regarding the annual goodwill impairment analysis completed during the third quarter of 2023 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate (SOFR) plus an applicable margin ranging from 1.5% to 2.5%, depending on our total leverage ratio, as defined in the credit agreement. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of September 30, 2023. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%.

As of September 30, 2023, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$931,230	$936,844	6.8%
Senior, unsecured notes	468,205	391,428	8.0%
Amounts drawn on revolving credit facility	233,000	233,000	6.8%
Total debt	$1,632,435	$1,561,272	7.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $12.4 million.

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

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. As of September 30, 2023, the interest rate swaps effectively converted $787.9 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair value of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair value of the swaps was included in other non-current assets on the consolidated balance sheet and was $13.0 million as of September 30, 2023. The fair value of the swaps in effect at December 31, 2022 was included in other current assets and other non-current assets on the consolidated balance sheet and was $3.6 million.

Based on the amount of variable-rate debt outstanding as of September 30, 2023, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $1.0 million in the fourth quarter of 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2023 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of September 30, 2023, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2022 Form 10-K. There have been no significant changes in these risk factors since we filed the 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the third quarter of 2023 and $287.5 million remained available for repurchase as of September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, neither the Company nor any of our directors or our officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 3, 2023	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2023	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2023	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)