Form 10-Q
period 2024-03-31
DELUXE CORP
filed 2024-05-03
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 24, 2024 was 44,045,836.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $22,000 as of December 31, 2023	$23,544	$71,962
Trade accounts receivable, net of allowance for credit losses	171,269	191,005
Inventories and supplies, net of reserve	38,665	42,088
Funds held for customers	108,227	383,134
Prepaid expenses	35,054	30,116
Revenue in excess of billings	31,946	26,107
Other current assets	21,505	16,576
Total current assets	430,210	760,988
Deferred income taxes	8,177	8,694
Long-term investments	62,278	61,924
Property, plant and equipment, net of accumulated depreciation of $340,233 and $334,101, respectively	111,094	116,539
Operating lease assets	55,073	58,961
Intangibles, net of accumulated amortization of $743,140 and $775,190, respectively	374,013	391,744
Goodwill	1,430,558	1,430,590
Other non-current assets	257,193	251,182
Total assets	$2,728,596	$3,080,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$159,306	$154,863
Funds held for customers	108,883	386,622
Accrued liabilities	154,884	191,427
Current portion of long-term debt	21,550	86,153
Total current liabilities	444,623	819,065
Long-term debt	1,538,543	1,506,698
Operating lease liabilities	55,389	58,840
Deferred income taxes	18,173	22,649
Other non-current liabilities	63,476	68,754
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2024 – 44,046; December 31, 2023 – 43,743)	44,046	43,743
Additional paid-in capital	101,317	99,141
Retained earnings	488,317	491,238
Accumulated other comprehensive loss	(25,837)	(30,028)
Non-controlling interest	549	522
Total shareholders’ equity	608,392	604,616
Total liabilities and shareholders’ equity	$2,728,596	$3,080,622

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2024	2023
Product revenue	$300,312	$310,226
Service revenue	234,643	235,139
Total revenue	534,955	545,365
Cost of products	(114,336)	(118,436)
Cost of services	(137,082)	(132,227)
Total cost of revenue	(251,418)	(250,663)
Gross profit	283,537	294,702
Selling, general and administrative expense	(234,093)	(247,630)
Restructuring and integration expense	(13,804)	(12,941)
Gain on sale of businesses and long-lived assets	8,581	—
Operating income	44,221	34,131
Interest expense	(30,809)	(30,016)
Other income, net	2,940	2,424
Income before income taxes	16,352	6,539
Income tax provision	(5,522)	(3,759)
Net income	10,830	2,780
Net income attributable to non-controlling interest	(27)	(28)
Net income attributable to Deluxe	$10,803	$2,752
Total comprehensive income	$15,021	$37
Comprehensive income attributable to Deluxe	14,994	9
Basic earnings per share	0.25	0.06
Diluted earnings per share	0.24	0.06

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	10,803	—	27	10,830
Cash dividends ($0.30 per share)	—	—	—	(13,724)	—	—	(13,724)
Common shares issued, net of tax withholding	303	303	(2,993)	—	—	—	(2,690)
Employee share-based compensation	—	—	5,169	—	—	—	5,169
Other comprehensive income	—	—	—	—	4,191	—	4,191
Balance, March 31, 2024	44,046	$44,046	$101,317	$488,317	$(25,837)	$549	$608,392

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	2,752	—	28	2,780
Cash dividends ($0.30 per share)	—	—	—	(13,395)	—	—	(13,395)
Common shares issued, net of tax withholding	217	217	(1,310)	—	—	—	(1,093)
Employee share-based compensation	—	—	5,876	—	—	—	5,876
Other comprehensive loss	—	—	—	—	(2,743)	—	(2,743)
Balance, March 31, 2023	43,421	$43,421	$83,800	$507,992	$(40,007)	$443	$595,649

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$10,830	$2,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,049	5,303
Amortization of intangibles	35,698	38,217
Amortization of prepaid product discounts	8,180	8,513
Employee share-based compensation expense	5,121	5,866
Operating lease expense	5,367	5,389
Amortization of cloud computing arrangement implementation costs	4,119	3,268
Gain on sale of businesses and long-lived assets	(8,581)	—
Deferred income taxes	(6,040)	(6,934)
Other non-cash items, net	10,153	7,305
Changes in assets and liabilities:
Trade accounts receivable	16,655	(18,355)
Inventories and supplies	1,942	(2,972)
Payments for cloud computing arrangement implementation costs	(75)	(3,701)
Other current and non-current assets	(21,597)	(502)
Accounts payable	6,217	5,193
Prepaid product discount payments	(10,503)	(7,383)
Other accrued and non-current liabilities	(36,945)	(48,693)
Net cash provided (used) by operating activities	26,590	(6,706)
Cash flows from investing activities:
Purchases of capital assets	(20,442)	(25,518)
Other	(116)	34
Net cash used by investing activities	(20,558)	(25,484)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	165,557	217,500
Payments on long-term debt and swingline loans	(200,125)	(175,938)
Net change in customer funds obligations	(272,806)	(145,621)
Cash dividends paid to shareholders	(13,956)	(13,616)
Other	(5,249)	(4,613)
Net cash used by financing activities	(326,579)	(122,288)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(2,642)	612
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(323,189)	(153,866)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	458,033	337,415
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$134,844	$183,549

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2024, the consolidated statements of comprehensive income for the quarters ended March 31, 2024 and 2023, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2024 and 2023 and the consolidated statements of cash flows for the quarters ended March 31, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the quarter ended March 31, 2023 has been modified to conform to the current year presentation. Within net cash provided by operating activities, other current and other non-current assets have been combined. In addition, amortization of cloud computing arrangement implementation costs is presented separately. Previously, this amount was included in other non-cash items, net. Within net cash used by financing activities, employee taxes paid for shares withheld is included in other. Previously, this amount was presented separately. The consolidated statement of shareholders' equity for the quarter ended March 31, 2023 has also been modified to conform to the current year presentation. Common shares retired are included in common shares issued, net of tax withholding. Previously, these amounts were presented separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures. which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

ASU No. 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and to require the disclosure of income tax payments by jurisdiction, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The standard is required to be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Trade accounts receivable – gross	$178,829	$197,546
Allowance for credit losses	(7,560)	(6,541)
Trade accounts receivable – net(1)	$171,269	$191,005

(1) Includes unbilled receivables of $51,408 as of March 31, 2024 and $43,673 as of December 31, 2023.

Changes in the allowance for credit losses for the quarters ended March 31, 2024 and 2023 were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023
Balance, beginning of year	$6,541	$4,182
Bad debt expense	2,960	1,466
Write-offs and other	(1,941)	(824)
Balance, end of period	$7,560	$4,824

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Finished and semi-finished goods	$32,646	$34,194
Raw materials and supplies	16,762	17,339
Reserve for excess and obsolete items	(10,743)	(9,445)
Inventories and supplies, net of reserve	$38,665	$42,088

Available-for-sale debt securities – We did not hold any available for sale debt securities as of March 31, 2024. Available-for-sale debt securities held as of December 31, 2023 were comprised of the following:

	December 31, 2023
(in thousands)	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Cash equivalents:
Domestic money market fund	$22,000	$—	$—	$22,000
Available-for-sale debt securities	$22,000	$—	$—	$22,000

The domestic money market fund held highly liquid, short-term investments managed by the financial institution. Further information regarding the fair value of available-for-sale debt securities can be found in Note 8.

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Conditional right to receive consideration	$21,855	$20,680
Unconditional right to receive consideration(1)	10,091	5,427
Revenue in excess of billings	$31,946	$26,107

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	March 31, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$571,949	$(433,475)	$138,474	$554,825	$(412,364)	$142,461
Customer lists/relationships	359,375	(242,420)	116,955	363,298	(235,557)	127,741
Partner relationships	74,562	(14,557)	60,005	74,911	(14,031)	60,880
Technology-based intangibles	65,700	(23,721)	41,979	97,633	(54,251)	43,382
Trade names	39,367	(24,317)	15,050	39,367	(23,792)	15,575
Software to be sold	6,200	(4,650)	1,550	36,900	(35,195)	1,705
Intangibles	$1,117,153	$(743,140)	$374,013	$1,166,934	$(775,190)	$391,744

Amortization of intangibles was $35,698 for the quarter ended March 31, 2024 and $38,217 for the quarter ended March 31, 2023. Based on the intangibles in service as of March 31, 2024, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2024	$85,055
2025	87,044
2026	58,798
2027	37,871
2028	29,071

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During the quarter ended March 31, 2024, we acquired or developed internal-use software of $17,095 with a weighted-average useful life of 3 years. Other intangibles acquired during the quarter were not material.

Goodwill – In conjunction with the realignment of our reportable business segments during the quarter ended March 31, 2024 (Note 15), the goodwill amounts by reportable segment as of December 31, 2023 have been recast to reflect our new segment structure. No goodwill impairment charges were recorded in conjunction with the segment realignment. Changes in goodwill by reportable segment and in total were as follows for the quarter ended March 31, 2024:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	All Other	Total
Balance, December 31, 2023	$727,688	$160,431	$40,804	$493,924	$7,743	$1,430,590
Currency translation adjustment	—	—	—	(32)	—	(32)
Balance, March 31, 2024	$727,688	$160,431	$40,804	$493,892	$7,743	$1,430,558

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Postretirement benefit plan asset	$96,859	$94,939
Cloud computing arrangement implementation costs	52,252	59,234
Prepaid product discounts(1)	43,690	40,376
Deferred contract acquisition costs(2)	21,527	21,103
Loans and notes receivable from distributors, net of allowance for credit losses(3)	12,773	12,443
Other	30,092	23,087
Other non-current assets	$257,193	$251,182

(1) Amortization of prepaid product discounts was $8,180 for the quarter ended March 31, 2024 and $8,513 for the quarter ended March 31, 2023.
(2) Amortization of deferred contract acquisition costs was $3,091 for the quarter ended March 31, 2024 and $2,367 for the quarter ended March 31, 2023.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,317 as of March 31, 2024 and $987 as of December 31, 2023.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the quarters ended March 31, 2024 and 2023:

	Quarter Ended March 31,
(in thousands)	2024	2023
Balance, beginning of year	$928	$1,024
Bad debt expense (benefit)	54	(28)
Balance, end of period	$982	$996

Past due receivables and those on non-accrual status were not material as of March 31, 2024 or December 31, 2023.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2024. There were no write-offs or recoveries recorded during the quarter ended March 31, 2024.

		Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	2019	Prior	Total
Risk rating:
1-2 internal grade	$991	$361	$961	$355	$12,404	$15,072
3-4 internal grade	—	—	—	—	—	—
Loans and notes receivable	$991	$361	$961	$355	$12,404	$15,072

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Deferred revenue(1)	$30,586	$35,343
Employee bonuses, including sales incentives	15,739	49,446
Interest	15,308	10,481
Operating lease liabilities	13,388	13,562
Customer rebates	9,699	12,718
Wages and payroll liabilities, including vacation	9,559	8,605
Restructuring	7,436	9,689
Prepaid product discounts	5,542	4,477
Other	47,627	47,106
Accrued liabilities	$154,884	$191,427

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $14,644 for the quarter ended March 31, 2024 and $18,683 for the quarter ended March 31, 2023.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$23,544	$24,622
Restricted cash and restricted cash equivalents included in funds held for customers	108,227	149,010
Cash and cash equivalents included in other current assets(1)	—	7,325
Non-current restricted cash included in other non-current assets	3,073	2,592
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$134,844	$183,549
Non-cash investing activities:
Investment in joint venture(2)	$—	$18,392

(1) Represents the cash and cash equivalents of our former North American web hosting and logo design business, which was classified as held for sale as of March 31, 2023.

(2) In February 2023, we entered into a joint venture focused on launching and marketing a business payment distribution technology platform. We committed to invest $20,000 over a 3-year period and we have option rights to acquire additional non-controlling ownership interest. During the quarter ended March 31, 2023, we recorded $18,392 for our investment in the joint venture and option rights.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 4: EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2024	2023
Earnings per share – basic:
Net income	$10,830	$2,780
Net income attributable to non-controlling interest	(27)	(28)
Net income attributable to Deluxe	10,803	2,752
Income allocated to participating securities	(9)	(10)
Income attributable to Deluxe available to common shareholders	$10,794	$2,742
Weighted-average shares outstanding	43,917	43,317
Earnings per share – basic	$0.25	$0.06

Earnings per share – diluted:
Net income	$10,830	$2,780
Net income attributable to non-controlling interest	(27)	(28)
Net income attributable to Deluxe	10,803	2,752
Income allocated to participating securities	(9)	(10)
Re-measurement of share-based awards classified as liabilities	(37)	(19)
Income attributable to Deluxe available to common shareholders	$10,757	$2,723
Weighted-average shares outstanding	43,917	43,317
Dilutive impact of potential common shares	570	344
Weighted-average shares and potential common shares outstanding	44,487	43,661
Earnings per share – diluted	$0.24	$0.06
Antidilutive potential common shares excluded from calculation	1,350	1,644

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2024	2023
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	Other income
Net actuarial loss	(334)	(568)	Other income
Total amortization	21	(213)	Other income
Tax (expense) benefit	(43)	16	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(22)	(197)	Net income
Realized gain on cash flow hedges	915	570	Interest expense
Tax expense	(247)	(152)	Income tax provision
Realized gain on cash flow hedges, net of tax	668	418	Net income
Total reclassifications, net of tax	$646	$221

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the quarters ended March 31, 2024 and 2023 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized gain on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive income (loss) before reclassifications	—	5,864	(1,027)	4,837
Amounts reclassified from accumulated other comprehensive loss	22	(668)	—	(646)
Net current-period other comprehensive income (loss)	22	5,196	(1,027)	4,191
Balance, March 31, 2024	$(19,802)	$4,910	$(10,945)	$(25,837)

(1) Other comprehensive income before reclassifications is net of income tax expense of $2,169.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain (loss) on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive income (loss) before reclassifications	—	123	(2,872)	227	(2,522)
Amounts reclassified from accumulated other comprehensive loss	197	—	(418)	—	(221)
Net current-period other comprehensive income (loss)	197	123	(3,290)	227	(2,743)
Balance, March 31, 2023	$(26,675)	$(786)	$(697)	$(11,849)	$(40,007)

(1) Other comprehensive income before reclassifications is net of income tax expense of $43.

(2) Other comprehensive loss before reclassifications is net of an income tax benefit of $1,045.

NOTE 6: DIVESTITURES

In September and December 2023, we executed agreements allowing for the conversion of our U.S. and Canadian payroll and human resources services customers to other service providers. During the quarter ended March 31, 2024, we recognized related income of $7,581, which is included in gain on sale of businesses and long-lived assets on the consolidated statement of comprehensive income. Recognition of the remaining income will be based on actual customer conversion and retention activity, which we expect to be completed during 2024. These businesses generated annual revenue of approximately $27,000 during 2023. Our U.S. and Canadian payroll and human resources businesses comprise a reporting unit that had a goodwill balance of $7,743 as of March 31, 2024. We evaluated this goodwill for impairment as of March 31, 2024, and, based on our quantitative analysis, we concluded that it was not impaired as of that date. In conjunction with our phased transition out of these businesses, we expect that this goodwill will be fully impaired during 2024, at the point when the remaining cash flows generated by these businesses in 2024 no longer support the carrying value of the reporting unit. During the quarter ended March 31, 2024, we also recognized a gain of $1,000 on the sale of a small business distributor customer list.

In June 2023, we completed the sale of our North American web hosting and logo design businesses. These businesses generated revenue of approximately $28,000 during 2023, through the sale date. Further information regarding this sale can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we have entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). Our derivative instruments were comprised of the following:

					March 31, 2024	December 31, 2023
(in thousands)	Notional amount	Interest rate	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
June 2023 amortizing interest rate swap:
	$255,417	4.249%	June 2026	Other non-current assets and other non-current liabilities	$887	$(2,158)
March 2023 interest rate swap:
	200,000	4.003%	March 2026	Other non-current assets	2,289	287
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Other non-current assets	3,590	1,519

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of March 31, 2024 and December 31, 2023, and their impact on consolidated net income and the consolidated statements of cash flows was not material. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be material.

NOTE 8: FAIR VALUE MEASUREMENTS

Recurring fair value measurements – Cash and cash equivalents included available-for-sale debt securities at December 31, 2023 (Note 3), which consisted of a domestic money market fund. The cost of the fund, which was traded in an active market, approximated its fair value because of the short-term nature of the underlying investments. The fair value of derivative instruments (Note 7) is calculated based on the applicable reference rate curve on the date of measurement.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Derivative assets (Note 7)	Other non-current assets	$6,766	$6,766	$—	$6,766	$—
Amortized cost:
Cash	Cash and cash equivalents	23,544	23,544	23,544	—	—
Cash	Funds held for customers	108,227	108,227	108,227	—	—
Cash	Other non-current assets	3,073	3,073	3,073	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	14,090	14,159	—	—	14,159
Long-term debt	Current portion of long-term debt and long-term debt	1,560,093	1,531,878	—	1,531,878	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$22,000	$22,000	$22,000	$—	$—
Derivative assets (Note 7)	Other non-current assets	1,806	1,806	—	1,806	—
Derivative liability (Note 7)	Other non-current liabilities	(2,158)	(2,158)	—	(2,158)	—
Amortized cost:
Cash	Cash and cash equivalents	49,962	49,962	49,962	—	—
Cash	Funds held for customers	383,134	383,134	383,134	—	—
Cash	Other non-current assets	2,937	2,937	2,937	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,430	13,249	—	—	13,249
Long-term debt	Current portion of long-term debt and long-term debt	1,592,851	1,554,028	—	1,554,028	—

NOTE 9: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to initiatives to drive earnings and cash flow growth and also includes costs related to the consolidation and migration of certain applications and processes. These costs consist primarily of consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as costs related to facility closures and consolidations. In addition, we have recorded employee severance costs across functional areas. Restructuring and integration expense is not allocated to our reportable business segments.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our earnings before interest, taxes, depreciation and amortization ("EBITDA") growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. Our various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. The associated expense, which consisted primarily of consulting costs, was approximately $12,000 during the quarter ended March 31, 2024. To date, we have incurred expense of approximately $60,000, and we anticipate that we will incur an additional $60,000 to $80,000 of North Star restructuring and integration expense through 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023
Total cost of revenue	$933	$1,153
Operating expenses	13,804	12,941
Restructuring and integration expense	$14,737	$14,094

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2024	2023
External consulting and other costs	$7,969	$7,692
Employee severance benefits	1,972	186
Internal labor	838	2,122
Other	3,958	4,094
Restructuring and integration expense	$14,737	$14,094

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions, as well as the related severance payments, are expected to be completed by the end of 2024.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2023	$9,689
Charges	2,042
Reversals	(70)
Payments	(4,225)
Balance, March 31, 2024	$7,436

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective income tax rate for the quarter ended March 31, 2024 was 33.8%, consistent with the effective tax rate of 34.1% for the year ended December 31, 2023. The reconciliation of our effective tax rate for 2023 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

NOTE 11: POSTRETIREMENT BENEFITS

We have historically provided certain health care benefits for eligible retired U.S. employees. In addition to our retiree health care plan, we also have a U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement Benefits” in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2024	2023
Interest cost	$435	$496
Expected return on plan assets	(2,099)	(1,830)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	334	568
Net periodic benefit income	$(1,685)	$(1,121)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Senior, secured term loan facility	$790,562	$877,187
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	239,750	252,000
Securitization obligations	64,969	—
Total principal amount	1,570,281	1,604,187
Less: unamortized discount and debt issuance costs	(10,188)	(11,336)
Total debt, net of discount and debt issuance costs	1,560,093	1,592,851
Less: current portion of long-term debt, net of debt issuance costs	(21,550)	(86,153)
Long-term debt	$1,538,543	$1,506,698

Maturities of long-term debt were as follows as of March 31, 2024:

(in thousands)	Debt obligations
2025	$101,062
2026	929,250
2027	64,969
2028	—
2029	475,000
Total principal amount	$1,570,281

Credit facility – In June 2021, we executed a senior, secured credit facility consisting of a revolving credit facility with commitments of $500,000 and a $1,155,000 term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Loans under the revolving credit facility may be borrowed, repaid and re-borrowed until June 1, 2026, at which time all amounts borrowed must be repaid. The term loan facility is required to be repaid in equal quarterly installments of $21,656 through June 30, 2025 and $28,875 from September 30, 2025 through March 31, 2026. The remaining balance is due on June 1, 2026. The term loan facility also includes mandatory prepayment requirements related to asset sales, new debt (other than permitted debt) and excess cash flow, subject to certain limitations. No premium or penalty is payable in connection with any mandatory or voluntary prepayment of the term loan facility.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement, and a commitment fee is payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.71% as of March 31, 2024 and 6.83% as of December 31, 2023, including the impact of interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

The credit agreement also includes requirements regarding our consolidated total leverage ratio and our consolidated secured leverage ratio, as defined in the credit agreement. During each remaining quarterly period, the consolidated total leverage ratio may not equal or exceed 4.25 to 1:00 and the consolidated secured leverage ratio may not equal or exceed 3.50 to 1:00. In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of March 31, 2024.

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

As of March 31, 2024, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(239,750)
Outstanding letters of credit(1)	(8,036)
Net available for borrowing as of March 31, 2024	$252,214

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

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, entered into a receivables financing agreement (the “Securitization Facility”) with a group of financial institutions with a termination date of March 12, 2027, unless extended in accordance with its terms. The maximum amount available under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under the agreement, we sold and will continue to automatically sell certain of our accounts receivable to the subsidiary as collateral for borrowings under the facility. Borrowings bear interest at SOFR plus an applicable margin, and a commitment fee is payable on the unused portion of the facility. Interest and fees are due monthly. As of March 31, 2024, $64,969 was outstanding under the facility at an interest rate of 6.87%. We utilized the proceeds from these borrowings to prepay amounts due under our secured term loan facility.

The Securitization Facility is accounted for as a collateralized financing activity, rather than the sale of assets. As such, the subsidiary is consolidated, and the receivable balances pledged as collateral are presented as accounts receivable on the

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

consolidated balance sheet, and the borrowings are presented as long-term debt. Cash receipts related to the underlying receivables are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statement of cash flows.

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of March 31, 2024 or December 31, 2023.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $9,319 as of March 31, 2024 and $9,024 as of December 31, 2023. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not material as of March 31, 2024 or December 31, 2023.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the quarters ended March 31, 2024 or March 31, 2023, and $287,452 remained available for repurchase as of March 31, 2024.

NOTE 15: BUSINESS SEGMENT INFORMATION

Effective January 1, 2024, we reorganized our reportable business segments to align with structural and management reporting changes that better reflect our portfolio mix and offerings. We now operate the following reportable segments, generally organized by product type:

•Merchant Services – provides electronic credit and debit card authorization and payment systems and processing services primarily to small and medium-sized retail and service businesses.

•B2B Payments – provides treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management, as well as fraud and security services and Deluxe Payment Exchange.

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2023 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, human resources, facilities, executive management and legal, tax and treasury costs that support the corporate function. Corporate operations also includes other income. All of our segments operate primarily in the U.S., with some operations in Canada. Until June 2023, we also had web hosting business operations in portions of Europe and partners in Central and South America.

Our chief operating decision maker (i.e., our Chief Executive Officer) reviews EBITDA on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring and integration expense; share-based compensation expense; acquisition transaction costs; certain legal-related expense; and gains or losses on sales of businesses and long-lived assets. Our Chief Executive Officer does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

The following is our segment information for the quarters ended March 31, 2024 and 2023. The segment information for 2023 has been recast to reflect our current segment structure.

	Quarter Ended March 31,
(in thousands)	2024	2023
Merchant Services:
Revenue	$96,477	$89,105
Adjusted EBITDA	21,437	18,427
B2B Payments:
Revenue	69,418	75,196
Adjusted EBITDA	13,261	13,475
Data Solutions:
Revenue	59,712	44,353
Adjusted EBITDA	14,869	10,256
Print:
Revenue	303,334	314,040
Adjusted EBITDA	90,956	95,201
Total reportable segments:
Revenue	$528,941	$522,694
Adjusted EBITDA	140,523	137,359
All other:(1)
Revenue	6,014	22,671
Adjusted EBITDA	3,636	9,803
Total:
Revenue	$534,955	$545,365
Adjusted EBITDA	144,159	147,162

(1) Includes our North American web hosting and logo design businesses, which were sold in June 2023, and our payroll and human resources services business, which we are in the process of exiting (Note 6).

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended March 31,
(in thousands)	2024	2023
Total segment adjusted EBITDA	$144,159	$147,162
Corporate operations	(43,701)	(46,726)
Depreciation and amortization expense	(41,747)	(43,520)
Interest expense	(30,809)	(30,016)
Net income attributable to non-controlling interest	27	28
Restructuring and integration expense	(14,737)	(14,094)
Share-based compensation expense	(5,121)	(5,866)
Certain legal-related expense	(300)	(429)
Gain on sale of businesses and long-lived assets	8,581	—
Income before income taxes	$16,352	$6,539

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$178,484	$—	$178,484
Merchant services	96,477	—	—	—	—	96,477
Forms and other business products	—	—	—	63,792	—	63,792
Promotional solutions	—	—	—	61,058	—	61,058
Treasury management solutions	—	55,077	—	—	—	55,077
Data-driven marketing	—	—	54,325	—	—	54,325
Other	—	14,341	5,387	—	6,014	25,742
Total revenue	$96,477	$69,418	$59,712	$303,334	$6,014	$534,955

	Quarter Ended March 31, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$178,647	$—	$178,647
Merchant services	89,105	—	—	—	—	89,105
Forms and other business products	—	—	—	65,490	—	65,490
Promotional solutions	—	—	—	69,903	748	70,651
Treasury management solutions	—	60,474	—	—	—	60,474
Data-driven marketing	—	—	39,282	—	—	39,282
Other	—	14,722	5,071	—	21,923	41,716
Total revenue	$89,105	$75,196	$44,353	$314,040	$22,671	$545,365

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes the following sections:

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

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties, including, but not limited to, our 2024 outlook, market impacts and expectations regarding our strategy and performance. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). In addition, we discuss free cash flow, net debt, liquidity, adjusted diluted earnings per share ("EPS"), consolidated adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") and consolidated adjusted EBITDA margin, all of which are non-GAAP financial measures. We believe that these non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide useful information to assist investors in analyzing our current period operating performance and in assessing our future operating performance. For this reason, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not result in useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in Consolidated Results of Operations.

EXECUTIVE OVERVIEW

We help businesses deepen customer relationships through trusted, technology-enabled solutions that help businesses pay and get paid, accelerate growth and operate more efficiently. Our solutions include merchant services, marketing services and data analytics, treasury management solutions, and promotional products, as well as customized checks and business forms. We support millions of small businesses, thousands of financial institutions and hundreds of the world’s largest consumer brands. Our reach, scale and distribution channels position us to be a trusted business partner for our customers.

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2023 Form 10-K. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in our payments and data businesses, so that we can continue to drive scale, with the goal of growing profits faster than revenue. Our operations continue to benefit from our disciplined pricing actions and overall cost management. During the third quarter of 2023, we announced our North Star program, the goal of which is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) driving increased cash flow, (3) paying down debt, and (4) improving our leverage ratio. Further information can be found in Restructuring and Integration Expense.

Realignment – During the first quarter of 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure during 2023. Information regarding our realigned reportable segments for the first quarter of 2024 and 2023 can be found under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Business exits – In June 2023, we completed the sale of our North American web hosting and logo design businesses. These businesses generated annual revenue of approximately $28 million during 2023, through the sale date. In September and December of 2023, we executed agreements allowing for the conversion of our U.S. and Canadian payroll and human resources services customers to other service providers. These businesses generated annual revenue of approximately $27 million during 2023. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report and under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K. We believe that these business exits allow us to focus our resources on the key growth areas of payments and data, while allowing us to optimize our operations.

2024 Financial Results

2024 earnings vs. 2023 – Multiple factors drove the increase in net income for the first quarter of 2024, as compared to the first quarter of 2023, including:

•price increases in response to the continued inflationary environment;

•the benefit of actions taken to optimize our cost structure, including workforce adjustments, marketing refinement and real estate rationalization;

•gains of $8.6 million from sales of businesses and long-lived assets; and

•growth in the Data Solutions and Merchant Services segments.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks, business forms and some business accessories;

•continued inflationary pressures on hourly wages, materials and delivery; and

•the impact of business exits.

Diluted EPS of $0.24 for the first quarter of 2024, as compared to $0.06 for the first quarter of 2023, reflects the increase in net income as described in the preceding paragraphs. Adjusted diluted EPS for the first quarter of 2024 was $0.76 compared to $0.80 for the first quarter of 2023, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the continuing secular decline in checks, business forms and some business accessories, continued inflationary pressures on our cost structure, and the impact of business exits, which we estimate reduced adjusted diluted EPS by approximately $0.07 year-over-year. These decreases in adjusted diluted EPS were partially offset by price increases in response to the continued inflationary environment, the benefit of various cost optimization actions across functional areas, and growth in the Data Solutions and Merchant Services segments. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Cash flows and liquidity – Net cash provided by operating activities increased $33.3 million for the first quarter of 2024, as compared to the first quarter of 2023, driven, in large part, by positive working capital changes as we focus on optimizing cash flows from accounts receivable, inventory and accounts payable. In addition, payments for income taxes decreased $6.1 million due to the timing of payments and performance-based compensation payments decreased $5.0 million compared to the prior year. Partially offsetting these increases in operating cash flow was the impact of our business exits and a $5.1 million increase in interest payments as a result of rising interest rates. Free cash flow increased $38.4 million for the first quarter of 2024, as compared to the first quarter of 2023. Total debt was $1.56 billion and net debt was $1.54 billion as of March 31, 2024. We held cash and cash equivalents of $23.5 million as of March 31, 2024, and liquidity was $275.8 million. Our capital allocation priorities are to reduce our debt and net leverage, deliver high return internal investments and pay our dividend. We continue to responsibly invest the free cash flow generated by our Print business into our growth businesses. A reconciliation of free cash flow, net debt and liquidity to the comparable GAAP financial measures can be found in Consolidated Results of Operations.

Recent market conditions – Interest expense has increased in recent quarters as a result of the rising interest rate environment. As of March 31, 2024, we held interest rate swaps that effectively convert $755.4 million of our variable-rate debt to a fixed rate. As a result, 78% of our debt had a fixed rate of 7.0% as of March 31, 2024, which partially insulates us from future interest rate increases.

We continue to monitor inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we implemented targeted price increases, primarily in our Print segment. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. We have, at times, experienced some supply disruptions impacting certain printed products in our Print segment. We continuously monitor our supply chain to avoid delays or disruptions. We have also experienced labor supply issues in certain portions of our business. It remains difficult to estimate the severity and duration of the current inflationary environment or supply chain and labor issues on our business, financial position or results of operations.

Outlook for 2024

We expect that revenue for 2024 will be between $2.14 billion and $2.18 billion, excluding revenue from the payroll and human resources services business that we are currently in the process of exiting, compared to 2023 revenue of $2.19 billion. The 2023 amount included revenue of approximately $56 million from our various business exits. We expect that adjusted EBITDA for the full year will be between $400 million and $420 million, excluding the payroll and human resources services business that we are currently in the process of exiting, as compared to $417 million for 2023. The 2023 amount included adjusted EBITDA of approximately $26 million from our business exits. These estimates are subject to, among other things, prevailing macroeconomic conditions, global unrest, labor supply issues, inflation and the impact of business exits. Information regarding our revenue and Adjusted EBITDA outlook information can be found in Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section.

As of March 31, 2024, we held cash and cash equivalents of $23.5 million and $252.2 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $101 million for 2023, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of March 31, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total revenue	$534,955	$545,365	(1.9%)

The decrease in total revenue for the first quarter of 2024, as compared to the first quarter of 2023, was driven, in part, by the business exits discussed in Executive Overview, which resulted in a decrease in revenue of approximately $17 million for the first quarter of 2024. Also contributing to the decrease in revenue was the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as a $5.4 million decrease in treasury management revenue due to reduced lockbox processing volumes and the transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. Partially offsetting these decreases in revenue was growth in our Data Solutions and Merchant Services segments and price increases in response to the continued inflationary environment, primarily in our Print segment.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2024	2023
Merchant Services	18.0%	16.3%
B2B Payments	13.0%	13.8%
Data Solutions	11.2%	8.1%
Print	56.7%	57.6%
All other	1.1%	4.2%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total cost of revenue	$251,418	$250,663	0.3%
Total cost of revenue as a percentage of total revenue	47.0%	46.0%	1.0 pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The slight increase in total cost of revenue for the first quarter of 2024, as compared to the first quarter of 2023, was driven by the revenue growth from new business, primarily in our Data Solutions and Merchant Services segments, as well as continued inflationary pressure on hourly wages, materials and delivery. In addition, cost of revenue for the first quarter of 2024 included additional amortization expense of $3.1 million related to the acceleration of amortization on the assets of our payroll and human resources business, which we are currently in the process of exiting. Almost entirely offsetting these increases in total cost of revenue was reduced revenue volume from the continuing secular decline in checks, business forms and some business accessories, as well as the benefit of our various cost optimization initiatives. In addition, total cost of revenue decreased approximately $6 million due to the business exits discussed under Executive Overview. Total cost of revenue as a percentage of total revenue for the first quarter of 2024 increased as compared to the first quarter of 2023, as the inflationary impacts, changes in marketing campaign and client mix in Data Solutions, and the accelerated amortization expense more than offset the benefit of our pricing and cost optimization actions.

Consolidated Selling, General & Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
SG&A expense	$234,093	$247,630	(5.5%)
SG&A expense as a percentage of total revenue	43.8%	45.4%	(1.6) pts.

The decrease in SG&A expense for the first quarter of 2024, as compared to the first quarter of 2023, was driven, in part, by various cost optimization actions, including workforce adjustments, marketing optimization and real estate rationalization, as well as a decrease related to the business exits discussed under Executive Overview of approximately $3 million for the first quarter of 2024. Additionally, acquisition amortization decreased $5.6 million for the first quarter of 2024, as certain of our intangible assets are amortized using accelerated methods. These decreases in SG&A expense were partially offset by increased costs related to investments in our technology infrastructure.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Restructuring and integration expense	$13,804	$12,941	$863

We continue to pursue several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. The amount of restructuring and integration expense is expected to vary from period to period as we execute these initiatives. Further information regarding these costs can be found in Restructuring and Integration Expense in this MD&A discussion.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Gain on sale of businesses and long-lived assets	$8,581	$—	$8,581

As discussed in Executive Overview, we are currently in the process of exiting our payroll and human resources services business, and we recognized related income of $7.6 million during the first quarter of 2024. Further information regarding this business exit can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Interest expense	$30,809	$30,016	2.6%
Weighted-average debt outstanding	1,600,910	1,683,153	(4.9%)
Weighted-average interest rate	7.1%	6.7%	0.4 pts.

The increase in interest expense for the first quarter of 2024, as compared to the first quarter of 2023, was primarily due to the increase in our weighted-average interest rate driven by the rising interest rate environment. The decrease in our average debt outstanding partially offset the impact of the higher interest rate. Based on the amount of variable-rate debt outstanding as of March 31, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $3 million for the remainder of 2024.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Income tax provision	$5,522	$3,759	46.9%
Effective income tax rate	33.8%	57.5%	(23.7) pts.

The change in our effective income tax rate for the first quarter of 2024, as compared to the first quarter of 2023, was driven primarily by the tax impact of share-based compensation in each period, partially offset by an increase in our foreign and state effective income tax rates compared to the first quarter of 2023.

Net Income / Diluted Earnings Per Share

	Quarter Ended March 31,
(in thousands, except per share amounts)	2024	2023	Change
Net income	$10,830	$2,780	289.6%
Diluted earnings per share	0.24	0.06	300.0%
Adjusted diluted EPS(1)	0.76	0.80	(5.0%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increases in net income and diluted EPS and the decrease in adjusted diluted EPS for the first quarter of 2024, as compared to the first quarter of 2023, were driven by the factors outlined in Executive Overview - 2024 earnings vs. 2023.

Adjusted EBITDA

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Adjusted EBITDA(1)	$100,458	$100,436	—
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	18.8%	18.4%	0.4 pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

Adjusted EBITDA was flat for the first quarter of 2024, as compared to the first quarter of 2023. Adjusted EBITDA benefited from our pricing and cost optimization actions and growth in our Data Solutions and Merchant Services business. Offsetting these increases in adjusted EBITDA were the continuing secular decline in checks, business forms and some business accessories; a reduction of approximately $6 million related to the business exits discussed under Executive Overview; continued inflationary pressures on hourly wages, materials and delivery; and investments in our technology infrastructure.

Adjusted EBITDA margin increased for the first quarter of 2024, as compared to the first quarter of 2023, as the pricing and cost optimization actions more than offset the inflationary pressures and our infrastructure investments.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023
Net cash provided (used) by operating activities	$26,590	$(6,706)
Purchases of capital assets	(20,442)	(25,518)
Free cash flow	$6,148	$(32,224)

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

Total debt reconciles to net debt as follows:

(in thousands)	March 31, 2024	December 31, 2023
Total debt	$1,560,093	$1,592,851
Cash and cash equivalents	(23,544)	(71,962)
Net debt	$1,536,549	$1,520,889

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

Liquidity was as follows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$23,544	$71,962
Amount available for borrowing under revolving credit facility	252,214	240,514
Liquidity	$275,758	$312,476

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net income	$10,830	$2,780
Net income attributable to non-controlling interest	(27)	(28)
Net income attributable to Deluxe	10,803	2,752
Acquisition amortization	14,816	21,279
Accelerated amortization	3,069	—
Restructuring and integration expense	14,737	14,094
Share-based compensation expense	5,121	5,866
Certain legal-related expense	300	429
Gain on sale of businesses and long-lived assets	(8,581)	—
Adjustments, pretax	29,462	41,668
Income tax provision impact of pretax adjustments(1)	(6,417)	(9,490)
Adjustments, net of tax	23,045	32,178
Adjusted net income attributable to Deluxe	33,848	34,930
Re-measurement of share-based awards classified as liabilities	(40)	(19)
Adjusted income attributable to Deluxe available to common shareholders	$33,808	$34,911

Weighted average shares and potential common shares outstanding	44,487	43,661
Adjustment(2)	32	31
Adjusted weighted average shares and potential common shares outstanding	44,519	43,692

GAAP diluted EPS	$0.24	$0.06
Adjustments, net of tax	0.52	0.74
Adjusted diluted EPS	$0.76	$0.80

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023
Net income	$10,830	$2,780
Net income attributable to non-controlling interest	(27)	(28)
Depreciation and amortization expense	41,747	43,520
Interest expense	30,809	30,016
Income tax provision	5,522	3,759
Restructuring and integration expense	14,737	14,094
Share-based compensation expense	5,121	5,866
Certain legal-related expense	300	429
Gain on sale of businesses and long-lived assets	(8,581)	—
Adjusted EBITDA	$100,458	$100,436
Adjusted EBITDA margin	18.8%	18.4%

2024 outlook – Our revenue and adjusted EBITDA outlook for 2024 excludes the operations of the payroll and human resources business that we are currently in the process of exiting. Because the revenue from this business will gradually decrease as customers elect to convert to other service providers, we are unable to estimate the revenue or adjusted EBITDA that this business will generate in 2024. In addition, we do not reconcile our adjusted EBITDA outlook to the directly comparable GAAP financial measure because we do not provide outlook guidance for net income or the reconciling items between net income and adjusted EBITDA. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges, restructuring and integration costs, gains and losses on sales of businesses and long-lived assets, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to initiatives to drive earnings and cash flow growth and also includes costs related to the consolidation and migration of certain applications and processes. These costs consist primarily of consulting, project management services and internal labor, as well as other costs associated with our initiatives, such as costs related to facility closures and consolidations. In addition, we have recorded employee severance costs across functional areas.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. Our various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. Further information regarding our restructuring and integration expense, including expenses related to our North Star program, can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We expect that the benefits of the various North Star initiatives will continue to ramp up over the coming quarters. The overall program targets a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through March 31, 2024, we have incurred related restructuring and integration expense of approximately $60 million, and we expect to incur an additional $60 million to $80 million through 2025. These charges will include employee severance, professional services fees and other restructuring-related charges.

The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2024, as well as the related severance payments, are expected to be completed by the end of 2024. As a result of these employee reductions, including those related to our North Star program, we expect to realize annual cost savings of approximately $10 million in cost of sales and $25 million in SG&A expense in 2024, in comparison to our 2023 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2024, in comparison to our 2023 results of operations. Note that these savings may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

SEGMENT RESULTS

During the first quarter of 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure during 2023. Information regarding our realigned reportable segments for the first quarter of 2024 and 2023 can be found under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total revenue	$96,477	$89,105	8.3%
Adjusted EBITDA	21,437	18,427	16.3%
Adjusted EBITDA margin	22.2%	20.7%	1.5 pts.

The increase in total revenue for the first quarter of 2024, as compared to the first quarter of 2023, was driven by customer wins spanning our market channels, including our bank partner relationships and increasing penetration with integrated software vendors, or ISVs. In addition, revenue also benefited from favorable seasonal volumes for our government channel. For the full year, we anticipate mid-to-high single digit revenue growth.

The increase in adjusted EBITDA for the first quarter of 2024, as compared to the first quarter of 2023, was driven primarily by the revenue growth. Adjusted EBITDA margin increased for the first quarter of 2024, as compared to the first quarter of 2023, driven, in large part, by the scalability of this business. For the full year, we expect adjusted EBITDA margin to be in the low 20% range.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total revenue	$69,418	$75,196	(7.7%)
Adjusted EBITDA	13,261	13,475	(1.6%)
Adjusted EBITDA margin	19.1%	17.9%	1.2 pts.

Total revenue decreased for the first quarter of 2024, as compared to the first quarter of 2023, driven primarily by reduced lockbox processing volumes and some non-recurring hardware and other sales during the first quarter of 2023. We are in the midst of a transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. As such, we are deliberately reducing focus on selling lower-margin products such as check imaging devices and one-time software licenses. We currently have a number of new remittance processing customers in the implementation phase, and we expect them to go live later this year. Partially offsetting these decreases in revenue was the benefit of a modest price increase implemented in response to the continued inflationary environment. For the full year, we anticipate flat to low single digit percentage revenue growth.

Adjusted EBITDA decreased for the first quarter of 2024, as compared to the first quarter of 2023, driven primarily by the revenue decline and continued inflationary pressures on labor costs. Partially offsetting these decreases in adjusted EBITDA was the benefit of continued cost optimization initiatives, including the consolidation of our lockbox processing operations, which also drove the increase in adjusted EBITDA margin as compared to the first quarter of 2023. For the full year, we expect that adjusted EBITDA margin will be in the low- to mid-20% range.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total revenue	$59,712	$44,353	34.6%
Adjusted EBITDA	14,869	10,256	45.0%
Adjusted EBITDA margin	24.9%	23.1%	1.8 pts.

The increase in total revenue for the first quarter of 2024, as compared to the first quarter of 2023, was driven primarily by strong demand for customer acquisition marketing activities across both our base of core financial institution partners, as well as our growing portfolio of other clients. In addition, as we noted a year ago, the data-driven marketing business saw several customers accelerate campaigns into the fourth quarter of 2022, pulling planned spend from the first quarter of 2023. This business does experience some quarter-to-quarter volatility driven by the timing of our customers' marketing campaigns, which presents a challenge when forecasting revenue. We do not anticipate that the first quarter 2024 growth rate will continue for the remainder of the year, but believe that our mid- to high-single digit longer term growth outlook remains appropriate from a full year perspective.

Adjusted EBITDA for the first quarter of 2024 increased compared to the first quarter of 2023, driven primarily by the increased data-driven marketing volume. Adjusted EBITDA margin increased for the first quarter of 2024, as compared to the first quarter of 2023, driven primarily by changes in campaign and client mix. For the full year, we anticipate that adjusted EBITDA will be in the low- to mid-20% range.

Print

Results for our Print segment were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Total revenue	$303,334	$314,040	(3.4%)
Adjusted EBITDA	90,956	95,201	(4.5%)
Adjusted EBITDA margin	30.0%	30.3%	(0.3) pts.

The decrease in total revenue for the first quarter of 2024, as compared to the first quarter of 2023, was driven primarily by the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as some demand softness for our promotional products. These decreases in revenue were partially offset by pricing actions in response to the continued inflationary environment. For the full year, we expect the percentage revenue decline to be in the low-to-mid single digits.

The decrease in adjusted EBITDA for the first quarter of 2024, as compared to the first quarter of 2023, was driven by the secular decline in order volumes, reduced volume for our promotional products, and continued inflationary pressures on delivery and materials. These decreases in adjusted EBITDA were partially offset by pricing actions in response to the continued inflationary environment, as well as the benefit of various cost optimization initiatives. Adjusted EBITDA margin for the first quarter of 2024 decreased slightly as compared to the first quarter of 2023, as the the impact of inflationary cost pressures and the lower order volumes more than offset the benefit of pricing and cost optimization actions. For the full year, we expect adjusted EBITDA margin to remain in the low 30% range.

CASH FLOWS AND LIQUIDITY

As of March 31, 2024, we held cash and cash equivalents of $23.5 million and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $111.3 million. The following table shows our cash flow activity for the quarters ended March 31, 2024 and 2023 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Net cash provided (used) by operating activities	$26,590	$(6,706)	$33,296
Net cash used by investing activities	(20,558)	(25,484)	4,926
Net cash used by financing activities	(326,579)	(122,288)	(204,291)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(2,642)	612	(3,254)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(323,189)	$(153,866)	$(169,323)
Free cash flow(1)	$6,148	$(32,224)	$38,372
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $33.3 million for the first quarter of 2024, as compared to the first quarter of 2023, driven, in large part, by positive working capital changes as we focus on optimizing cash flows from accounts receivable, inventory and accounts payable. In addition, payments for income taxes decreased $6.1 million due to the timing of payments and performance-based compensation payments decreased $5.0 million compared to the prior year. Partially offsetting these increases in operating cash flows was the impact of our business exits and a $5.1 million increase in interest payments as a result of rising interest rates.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Performance-based compensation payments(1)	$39,045	$44,073	$(5,028)
Interest payments	24,410	19,343	5,067
Prepaid product discount payments	10,503	7,383	3,120
Income tax payments	4,743	10,845	(6,102)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first quarter of 2024 was $4.9 million less than the first quarter of 2023, driven by a $5.1 million decrease in capital expenditures in 2024.

Net cash used by financing activities for the first quarter of 2024 was $204.3 million higher than the first quarter of 2023, driven primarily by the net change in customer fund obligations in each period. This activity in the first quarter of each year is driven by the seasonal nature of a portion of our Merchant Services segment under which property tax payments are collected in December and are paid on behalf of customers the following year. In addition, payments on long-term debt increased for the first quarter of 2024, as compared to net borrowings in the first quarter of 2023, driven by the favorable operating cash flow and the use of cash on hand at December 31, 2023.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2024	2023	Change
Net change in customer funds obligations	$(272,806)	$(145,621)	$(127,185)
Purchases of capital assets	(20,442)	(25,518)	5,076
Net change in debt	(34,568)	41,562	(76,130)
Cash dividends paid to shareholders	(13,956)	(13,616)	(340)

In assessing our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments and contingent liabilities. Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 12: Debt” and "Note 13: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 14: Leases" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2023 Form 10-K, under the section entitled Cash Flows and Liquidity.

As of March 31, 2024, $252.2 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.57 billion as of March 31, 2024 and $1.60 billion as of December 31, 2023. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	March 31, 2024		December 31, 2023
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$1,230,417	7.0%	$1,246,659	7.0%	$(16,242)
Floating interest rate	339,864	7.6%	357,528	7.9%	(17,664)
Debt principal	1,570,281	7.1%	1,604,187	7.2%	(33,906)
Shareholders’ equity	608,392		604,616		3,776
Total capital	$2,178,673		$2,208,803		$(30,130)

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In March 2024, we entered into an accounts receivable financing facility with a capacity of up to $80 million. Through March 31, 2023, we had drawn $65 million on this facility, directing these funds toward prepayments against our secured term loan facility. As such, we have no remaining payments due under this facility in 2024. Further information regarding the terms and maturities of our debt, as well as our debt covenants, can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. We were in compliance with our debt covenants as of March 31, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of March 31, 2024, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2023 Form 10-K. There were no changes in the determination of these estimates during the first quarter of 2024.

New accounting pronouncements – Information regarding new accounting pronouncements yet to be adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility and under our accounts receivable financing arrangement at fluctuating rates of interest determined by reference to SOFR plus an applicable margin, as defined in the credit agreements. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of March 31, 2024. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%. Information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

As of March 31, 2024, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$786,688	$790,562	6.7%
Senior, unsecured notes	468,686	436,597	8.0%
Amounts drawn on revolving credit facility	239,750	239,750	6.7%
Securitization obligations	64,969	64,969	6.9%
Total debt	$1,560,093	$1,531,878	7.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $10.2 million.

(2) For the amounts outstanding under our credit facility agreement and our securitization obligations, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior, unsecured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

(3) The interest rate presented for total debt includes the impact of the interest rate swaps discussed below.

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. As of March 31, 2024, the interest rate swaps effectively converted $755.4 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt.

Based on the amount of variable-rate debt outstanding as of March 31, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $3 million for the reminder of 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of March 31, 2024, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2023 Form 10-K. There have been no significant changes in these risk factors since we filed the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the first quarter of 2024 and $287.5 million remained available for repurchase as of March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Set forth below are Rule 10b5-1 trading arrangements previously entered into by our directors or officers. Each such trading arrangement is intended to satisfy the affirmative defense of Rule 10-b5-1(c).

Name and Position	Plan Adoption Date	Plan Effective Date	Duration of the Plan (Termination Date)	Aggregate Number of Shares to be Purchased Under the Plan
Barry C. McCarthy, President and Chief Executive Officer	December 13, 2023	March 12, 2024	March 11, 2025	*
William C. Zint, Senior Vice President, Chief Financial Officer	December 11, 2023	March 13, 2024	December 10, 2025	1,175

*The trading arrangement provides for quarterly purchases, each such purchase in an aggregate dollar amount equal to the number of shares owned by Mr. McCarthy on the date of such purchase multiplied by $0.30.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Receivables Financing Agreement, dated March 13, 2024, by and among Deluxe Receivables LLC, MUFG Bank, Ltd., and the group agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 14, 2024)

10.2
Consent to Amendment to Credit Agreement, dated March 13, 2024, by and among us, each other guarantor party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 14, 2024)

10.3	Deluxe Corporation Severance Plan for Certain Executive Level Employees, revised April 25, 2025*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 3, 2024	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2024	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)