Form 10-Q
period 2024-06-30
DELUXE CORP
filed 2024-08-02
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to ___________

Commission file number: 1-7945

DELUXE CORPORATION
(Exact name of registrant as specified in its charter)

MN	41-0216800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 S. Marquette Ave., Minneapolis, MN	55402-2807
(Address of principal executive offices)	(Zip Code)

(651) 483-7111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	DLX	NYSE

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 24, 2024 was 44,211,138.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $22,000 as of December 31, 2023	$23,077	$71,962
Trade accounts receivable, net of allowance for credit losses	175,170	191,005
Inventories and supplies, net of reserve	38,028	42,088
Funds held for customers	50,937	383,134
Prepaid expenses	38,332	30,116
Revenue in excess of billings	30,964	26,107
Other current assets	34,865	16,576
Total current assets	391,373	760,988
Deferred income taxes	8,129	8,694
Long-term investments	62,281	61,924
Property, plant and equipment, net of accumulated depreciation of $344,856 and $334,101, respectively	112,393	116,539
Operating lease assets	52,428	58,961
Intangibles, net of accumulated amortization of $752,687 and $775,190, respectively	357,815	391,744
Goodwill	1,430,542	1,430,590
Other non-current assets	251,345	251,182
Total assets	$2,666,306	$3,080,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,235	$154,863
Funds held for customers	51,870	386,622
Accrued liabilities	149,145	191,427
Current portion of long-term debt	43,124	86,153
Total current liabilities	404,374	819,065
Long-term debt	1,514,852	1,506,698
Operating lease liabilities	52,048	58,840
Deferred income taxes	12,487	22,649
Other non-current liabilities	62,069	68,754
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2024 – 44,210; December 31, 2023 – 43,743)	44,210	43,743
Additional paid-in capital	106,466	99,141
Retained earnings	495,113	491,238
Accumulated other comprehensive loss	(25,900)	(30,028)
Non-controlling interest	587	522
Total shareholders’ equity	620,476	604,616
Total liabilities and shareholders’ equity	$2,666,306	$3,080,622

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Product revenue	$309,225	$323,805	$609,536	$634,031
Service revenue	228,591	247,881	463,234	483,020
Total revenue	537,816	571,686	1,072,770	1,117,051
Cost of products	(115,170)	(125,453)	(229,505)	(243,888)
Cost of services	(133,856)	(144,494)	(270,938)	(276,721)
Total cost of revenue	(249,026)	(269,947)	(500,443)	(520,609)
Gross profit	288,790	301,739	572,327	596,442
Selling, general and administrative expense	(233,818)	(245,359)	(467,911)	(492,989)
Restructuring and integration expense	(11,064)	(24,191)	(24,868)	(37,132)
Gain on sale of businesses and long-lived assets	15,401	21,942	23,982	21,942
Operating income	59,309	54,131	103,530	88,263
Interest expense	(30,197)	(31,932)	(61,006)	(61,948)
Other income, net	1,786	824	4,726	3,247
Income before income taxes	30,898	23,023	47,250	29,562
Income tax provision	(10,401)	(6,622)	(15,923)	(10,381)
Net income	20,497	16,401	31,327	19,181
Net income attributable to non-controlling interest	(38)	(26)	(65)	(54)
Net income attributable to Deluxe	$20,459	$16,375	$31,262	$19,127
Total comprehensive income	$20,434	$25,517	$35,455	$25,554
Comprehensive income attributable to Deluxe	20,396	25,491	35,390	25,500
Basic earnings per share	0.46	0.38	0.71	0.44
Diluted earnings per share	0.46	0.37	0.70	0.44

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2024	44,046	$44,046	$101,317	$488,317	$(25,837)	$549	$608,392
Net income	—	—	—	20,459	—	38	20,497
Cash dividends ($0.30 per share)	—	—	—	(13,663)	—	—	(13,663)
Common shares issued, net of tax withholding	164	164	146	—	—	—	310
Employee share-based compensation	—	—	5,003	—	—	—	5,003
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2023	43,421	$43,421	$83,800	$507,992	$(40,007)	$443	$595,649
Net income	—	—	—	16,375	—	26	16,401
Cash dividends ($0.30 per share)	—	—	—	(13,309)	—	—	(13,309)
Common shares issued, net of tax withholding	192	192	197	—	—	—	389
Employee share-based compensation	—	—	5,383	—	—	—	5,383
Other comprehensive income	—	—	—	—	9,116	—	9,116
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	31,262	—	65	31,327
Cash dividends ($0.60 per share)	—	—	—	(27,387)	—	—	(27,387)
Common shares issued, net of tax withholding	467	467	(2,846)	—	—	—	(2,379)
Employee share-based compensation	—	—	10,171	—	—	—	10,171
Other comprehensive income	—	—	—	—	4,128	—	4,128
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	19,127	—	54	19,181
Cash dividends ($0.60 per share)	—	—	—	(26,704)	—	—	(26,704)
Common shares issued, net of tax withholding	409	409	(1,113)	—	—	—	(704)
Employee share-based compensation	—	—	11,259	—	—	—	11,259
Other comprehensive income	—	—	—	—	6,373	—	6,373
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$31,327	$19,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,375	11,052
Amortization of intangibles	73,064	75,076
Amortization of prepaid product discounts	16,354	17,173
Employee share-based compensation expense	10,130	11,350
Operating lease expense	9,279	10,522
Amortization of cloud computing arrangement implementation costs	8,247	7,470
Gain on sale of businesses and long-lived assets	(23,982)	(21,942)
Deferred income taxes	(11,887)	(9,489)
Other non-cash items, net	21,871	14,136
Changes in assets and liabilities:
Trade accounts receivable	6,682	(9,889)
Inventories and supplies	2,029	(4,609)
Payments for cloud computing arrangement implementation costs	(75)	(5,846)
Other current and non-current assets	(27,018)	4,660
Accounts payable	8,059	21,134
Prepaid product discount payments	(14,497)	(12,742)
Other accrued and non-current liabilities	(53,736)	(79,900)
Net cash provided by operating activities	66,222	47,337
Cash flows from investing activities:
Purchases of capital assets	(48,626)	(55,904)
Proceeds from sale of businesses and long-lived assets	4,738	27,880
Other	(50)	(9,878)
Net cash used by investing activities	(43,938)	(37,902)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	466,937	437,500
Payments on long-term debt and swingline loans	(504,306)	(416,376)
Net change in customer funds obligations	(328,376)	(149,336)
Cash dividends paid to shareholders	(27,469)	(26,852)
Other	(5,395)	(5,656)
Net cash used by financing activities	(398,609)	(160,720)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,704)	3,063
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(380,029)	(148,222)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	458,033	337,415
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$78,004	$189,193

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2024, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2024 and 2023, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2024 and 2023 and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

The preparation of the consolidated financial statements requires us to make certain estimates and assumptions affecting the amounts reported in the consolidated financial statements and related notes. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of our assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results may differ significantly from our estimates and assumptions.

During the quarter ended June 30, 2024, we recorded out-of-period correcting adjustments that increased net income attributable to Deluxe by $1,778. These adjustments were not material to any historical interim or annual period.

Comparability – The consolidated statement of cash flows for the six months ended June 30, 2023 has been modified to conform to the current year presentation. Within net cash provided by operating activities, other current and other non-current assets have been combined. In addition, amortization of cloud computing arrangement implementation costs is presented separately. Previously, this amount was included in other non-cash items, net. Within net cash used by financing activities, employee taxes paid for shares withheld is included in other. Previously, this amount was presented separately. The consolidated statements of shareholders' equity for the quarter and six months ended June 30, 2023 have also been modified to conform to the current year presentation. Common shares retired are included in common shares issued, net of tax withholding. Previously, these amounts were presented separately.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2023-07 – In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Trade accounts receivable – gross	$184,754	$197,546
Allowance for credit losses	(9,584)	(6,541)
Trade accounts receivable – net(1)	$175,170	$191,005

(1) Includes unbilled receivables of $52,249 as of June 30, 2024 and $43,673 as of December 31, 2023.

Changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance, beginning of year	$6,541	$4,182
Bad debt expense	8,980	3,027
Write-offs and other	(5,937)	(1,771)
Balance, end of period	$9,584	$5,438

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Finished and semi-finished goods	$32,138	$34,194
Raw materials and supplies	17,125	17,339
Reserve for excess and obsolete items	(11,235)	(9,445)
Inventories and supplies, net of reserve	$38,028	$42,088

Available-for-sale debt securities – We did not hold any available-for-sale debt securities as of June 30, 2024. Available-for-sale debt securities held as of December 31, 2023 were comprised of the following:

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

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Conditional right to receive consideration	$20,693	$20,680
Unconditional right to receive consideration(1)	10,271	5,427
Revenue in excess of billings	$30,964	$26,107

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	June 30, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$577,245	$(435,266)	$141,979	$554,825	$(412,364)	$142,461
Customer lists/relationships	346,890	(239,298)	107,592	363,298	(235,557)	127,741
Partner relationships	75,100	(16,050)	59,050	74,911	(14,031)	60,880
Technology-based intangibles	65,700	(25,752)	39,948	97,633	(54,251)	43,382
Trade names	39,367	(31,516)	7,851	39,367	(23,792)	15,575
Software to be sold	6,200	(4,805)	1,395	36,900	(35,195)	1,705
Intangibles	$1,110,502	$(752,687)	$357,815	$1,166,934	$(775,190)	$391,744

Amortization of intangibles was $37,366 for the quarter ended June 30, 2024, $36,859 for the quarter ended June 30, 2023, $73,064 for the six months ended June 30, 2024 and $75,076 for the six months ended June 30, 2023. During the quarter ended June 30, 2024, we modified the useful life of a trade name asset that we no longer expect to utilize beyond 2024. This change resulted in incremental amortization expense of $6,674 during the quarter, and a similar incremental amount is expected to be recognized during the quarter ended September 30, 2024.

Based on the intangibles in service as of June 30, 2024, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2024	$61,171
2025	88,178
2026	58,906
2027	36,071
2028	26,993

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During the six months ended June 30, 2024, we acquired or developed $37,710 of internal-use software with a weighted-average useful life of 3 years. Other intangibles acquired during the period were not material.

Goodwill – In conjunction with the realignment of our reportable business segments effective January 1, 2024 (Note 15), the goodwill amounts by reportable segment as of December 31, 2023 have been recast to reflect our new segment structure. No goodwill impairment charges were recorded in conjunction with the segment realignment. Changes in goodwill by reportable segment and in total were as follows for the six months ended June 30, 2024:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	All Other	Total
Balance, December 31, 2023	$727,688	$160,431	$40,804	$493,924	$7,743	$1,430,590
Currency translation adjustment	—	—	—	(48)	—	(48)
Balance, June 30, 2024	$727,688	$160,431	$40,804	$493,876	$7,743	$1,430,542

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Postretirement benefit plan asset	$99,163	$94,939
Cloud computing arrangement implementation costs	48,124	59,234
Prepaid product discounts(1)	41,390	40,376
Deferred contract acquisition costs(2)	20,513	21,103
Loans and notes receivable from distributors, net of allowance for credit losses(3)	12,081	12,443
Other	30,074	23,087
Other non-current assets	$251,345	$251,182

(1) Amortization of prepaid product discounts was $16,354 for the six months ended June 30, 2024 and $17,173 for the six months ended June 30, 2023.
(2) Amortization of deferred contract acquisition costs was $6,298 for the six months ended June 30, 2024 and $5,315 for the six months ended June 30, 2023.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,501 as of June 30, 2024 and $987 as of December 31, 2023.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance, beginning of year	$928	$1,024
Bad debt expense (benefit)	217	(73)
Balance, end of period	$1,145	$951

Past due receivables and those on non-accrual status were not material as of June 30, 2024 or December 31, 2023.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of June 30, 2024. There were no write-offs or recoveries recorded during the six months ended June 30, 2024.

		Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	2019	Prior	Total
Risk rating:
1-2 internal grade	$967	$341	$928	$340	$11,448	$14,024
3-4 internal grade	—	—	—	—	703	703
Loans and notes receivable	$967	$341	$928	$340	$12,151	$14,727

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Deferred revenue(1)	$26,620	$35,343
Employee bonuses, including sales incentives	23,902	49,446
Income taxes	17,965	7,558
Operating lease liabilities	13,369	13,562
Customer rebates	10,637	12,718
Wages and payroll liabilities, including vacation	8,344	8,605
Prepaid product discounts	7,457	4,477
Restructuring	3,800	9,689
Other	37,051	50,029
Accrued liabilities	$149,145	$191,427

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $24,333 for the six months ended June 30, 2024 and $29,637 for the six months ended June 30, 2023.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$23,077	$39,052
Restricted cash and restricted cash equivalents included in funds held for customers	50,937	147,392
Non-current restricted cash included in other non-current assets	3,990	2,749
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$78,004	$189,193

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Earnings per share – basic:
Net income	$20,497	$16,401	$31,327	$19,181
Net income attributable to non-controlling interest	(38)	(26)	(65)	(54)
Net income attributable to Deluxe	20,459	16,375	31,262	19,127
Income allocated to participating securities	(5)	(12)	(14)	(19)
Income attributable to Deluxe available to common shareholders	$20,454	$16,363	$31,248	$19,108
Weighted-average shares outstanding	44,162	43,524	44,039	43,421
Earnings per share – basic	$0.46	$0.38	$0.71	$0.44

Earnings per share – diluted:
Net income	$20,497	$16,401	$31,327	$19,181
Net income attributable to non-controlling interest	(38)	(26)	(65)	(54)
Net income attributable to Deluxe	20,459	16,375	31,262	19,127
Income allocated to participating securities	—	—	(11)	(10)
Re-measurement of share-based awards classified as liabilities	—	—	(37)	(19)
Income attributable to Deluxe available to common shareholders	$20,459	$16,375	$31,214	$19,098
Weighted-average shares outstanding	44,162	43,524	44,039	43,421
Dilutive impact of potential common shares	524	216	547	279
Weighted-average shares and potential common shares outstanding	44,686	43,740	44,586	43,700
Earnings per share – diluted	$0.46	$0.37	$0.70	$0.44
Antidilutive potential common shares excluded from calculation	1,295	1,553	1,295	1,553

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income
Net actuarial loss	(334)	(568)	(667)	(1,137)	Other income
Total amortization	21	(213)	44	(426)	Other income
Tax (expense) benefit	(44)	16	(89)	32	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(23)	(197)	(45)	(394)	Net income
Realized gain on cash flow hedges	895	634	1,810	1,204	Interest expense
Tax expense	(242)	(169)	(489)	(321)	Income tax provision
Realized gain on cash flow hedges, net of tax	653	465	1,321	883	Net income
Currency translation adjustment(1)	—	(863)	—	(863)	Gain on sale of businesses and long-lived assets
Total reclassifications, net of tax	$630	$(595)	$1,276	$(374)

(1) Relates to the sale of our North American web hosting business during the quarter ended June 30, 2023 (Note 6).

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized gain on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive income (loss) before reclassifications	—	6,903	(1,499)	5,404
Amounts reclassified from accumulated other comprehensive loss	45	(1,321)	—	(1,276)
Net current-period other comprehensive income (loss)	45	5,582	(1,499)	4,128
Balance, June 30, 2024	$(19,779)	$5,296	$(11,417)	$(25,900)

(1) Other comprehensive income before reclassifications is net of income tax expense of $2,553.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive (loss) income before reclassifications	—	(8)	4,858	1,149	5,999
Amounts reclassified from accumulated other comprehensive loss	394	—	(883)	863	374
Net current-period other comprehensive income (loss)	394	(8)	3,975	2,012	6,373
Balance, June 30, 2023	$(26,478)	$(917)	$6,568	$(10,064)	$(30,891)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $3.

(2) Other comprehensive income before reclassifications is net of income tax expense of $1,768.

NOTE 6: DIVESTITURES

In September and December 2023, we executed agreements allowing for the conversion of our U.S. and Canadian payroll and human resources services customers to other service providers. We recognized related income of $15,401 during the quarter ended June 30, 2024 and $22,982 during the six months ended June 30, 2024, and we received related cash proceeds of $4,738 during the six months ended June 30, 2024. The income recognized is included in gain on sale of businesses and long-lived assets on the consolidated statements of comprehensive income. Recognition of the remaining income will be based on actual customer conversion and retention activity, which we expect to be completed during 2024. These businesses generated annual revenue of approximately $27,000 during 2023. Our U.S. and Canadian payroll and human resources businesses comprise a reporting unit that had a goodwill balance of $7,743 as of June 30, 2024. We evaluated this goodwill for impairment as of June 30, 2024, and, based on our quantitative analysis, we concluded that it was not impaired as of that date. In conjunction with our phased transition out of these businesses, we expect that this goodwill will be fully impaired during 2024, at the point when the remaining cash flows expected to be generated by these businesses no longer support the carrying value of the reporting unit. During the six months ended June 30, 2024, we also recognized a gain of $1,000 on the sale of a small business distributor customer list.

In June 2023, we completed the sale of our North American web hosting and logo design businesses for net cash proceeds of $31,230, and we recognized a pretax gain of $21,942 during the quarter and six months ended June 30, 2023. These businesses generated revenue of approximately $28,000 during 2023, through the sale date. Further information regarding this sale can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we have entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). Our derivative instruments were comprised of the following:

					June 30, 2024	December 31, 2023
(in thousands)	Notional amount	Interest rate(1)	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
June 2023 amortizing interest rate swap:
	$239,174	4.249%	June 2026	Other non-current assets and other non-current liabilities	$1,369	$(2,158)
March 2023 interest rate swap:
	200,000	4.003%	March 2026	Other non-current assets	2,422	287
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Other non-current assets	3,503	1,519

(1) In addition, an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, is paid on amounts outstanding under our credit facility (Note 12).

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of June 30, 2024 and December 31, 2023, and their impact on consolidated net income and the consolidated statements of cash flows was not material. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be material.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		June 30, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Derivative assets (Note 7)	Other non-current assets	$7,294	$7,294	$—	$7,294	$—
Amortized cost:
Cash	Cash and cash equivalents	23,077	23,077	23,077	—	—
Cash	Funds held for customers	50,937	50,937	50,937	—	—
Cash	Other non-current assets	3,990	3,990	3,990	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,582	14,294	—	—	14,294
Long-term debt	Current portion of long-term debt and long-term debt	1,557,976	1,538,742	—	1,538,742	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$22,000	$22,000	$22,000	$—	$—
Derivative assets (Note 7)	Other non-current assets	1,806	1,806	—	1,806	—
Derivative liability (Note 7)	Other non-current liabilities	(2,158)	(2,158)	—	(2,158)	—
Amortized cost:
Cash	Cash and cash equivalents	49,962	49,962	49,962	—	—
Cash	Funds held for customers	383,134	383,134	383,134	—	—
Cash	Other non-current assets	2,937	2,937	2,937	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,430	13,249	—	—	13,249
Long-term debt	Current portion of long-term debt and long-term debt	1,592,851	1,554,028	—	1,554,028	—

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our earnings before interest, taxes, depreciation and amortization ("EBITDA") growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. Our various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. The associated expense, which consisted primarily of consulting and severance costs, was approximately $10,000 during the quarter ended June 30, 2024 and $22,000 during the six months ended June 30, 2024. During the quarter and six months ended June 30, 2023, we incurred associated expense of approximately $15,000. To date, we have incurred expense of approximately $70,000, and we anticipate that we will incur additional North Star restructuring and integration expense of approximately $50,000 through 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total cost of revenue	$(35)	$3,286	$898	$4,439
Operating expenses	11,064	24,191	24,868	37,132
Restructuring and integration expense	$11,029	$27,477	$25,766	$41,571

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
External consulting and other costs	$9,150	$12,930	$17,119	$20,621
Employee severance benefits	(415)	6,161	1,557	6,347
Internal labor	384	1,750	1,222	3,872
Other	1,910	6,636	5,868	10,731
Restructuring and integration expense	$11,029	$27,477	$25,766	$41,571

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions, as well as the related severance payments, are expected to be completed within the next year.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2023	$9,689
Charges	2,056
Reversals	(499)
Payments	(7,446)
Balance, June 30, 2024	$3,800

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

The effective income tax rate for the six months ended June 30, 2024 was 33.7%, compared to the effective tax rate of 34.1% for the year ended December 31, 2023. The benefit of business exit activity in 2023 was more than offset by lower tax impacts in 2024 from share-based compensation, foreign operations and return to provision adjustments. The reconciliation of our effective tax rate for 2023 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

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

Postretirement benefit income is included in other income on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$435	$496	$871	$993
Expected return on plan assets	(2,099)	(1,830)	(4,197)	(3,660)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	334	568	667	1,137
Net periodic benefit income	$(1,685)	$(1,121)	$(3,370)	$(2,241)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Senior, secured term loan facility	$790,563	$877,187
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	223,000	252,000
Securitization obligations	78,917	—
Total principal amount	1,567,480	1,604,187
Less: unamortized discount and debt issuance costs	(9,504)	(11,336)
Total debt, net of discount and debt issuance costs	1,557,976	1,592,851
Less: current portion of long-term debt, net of debt issuance costs	(43,124)	(86,153)
Long-term debt	$1,514,852	$1,506,698

Maturities of long-term debt were as follows as of June 30, 2024:

(in thousands)	Debt obligations
2025	$101,063
2026	912,500
2027	78,917
2028	—
2029	475,000
Total principal amount	$1,567,480

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement, and a commitment fee is payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.70% as of June 30, 2024 and 6.83% as of December 31, 2023, including the impact of interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

The credit agreement also includes requirements regarding our consolidated total leverage ratio and our consolidated secured leverage ratio, as defined in the credit agreement. During each remaining quarterly period, the consolidated total leverage ratio may not equal or exceed 4.25 to 1.00 and the consolidated secured leverage ratio may not equal or exceed 3.50 to 1.00. In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of June 30, 2024.

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

As of June 30, 2024, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(223,000)
Outstanding letters of credit(1)	(7,673)
Net available for borrowing as of June 30, 2024	$269,327

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured notes – In June 2021, we issued $500,000 of 8.0% senior, unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American Payment Systems, L.P. in June 2021. Interest payments are due each June and December. During 2022, we settled $25,000 of these notes via open market purchases.

The indenture governing the notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness and liens, issue redeemable stock and preferred stock, pay dividends and distributions, make loans and investments and consolidate or merge or sell all or substantially all of our assets.

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, entered into a receivables financing agreement (the “Securitization Facility”) with a group of financial institutions. The agreement terminates in March 2027, unless extended in accordance with its terms. The maximum amount available under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under the agreement, we sold and will continue to automatically sell certain of our accounts receivable to the subsidiary as collateral for borrowings under the facility. Borrowings bear interest at SOFR plus an applicable margin, and a commitment fee is payable on the unused portion of the facility. Interest and fees are due monthly. As of June 30, 2024, $78,917 was outstanding under the facility at an interest rate of 6.91%. We utilized the proceeds from these borrowings to prepay amounts due under our secured term loan facility.

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

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of June 30, 2024 or December 31, 2023.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $8,851 as of June 30, 2024 and $9,024 as of December 31, 2023. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not material as of June 30, 2024 or December 31, 2023.

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

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the six months ended June 30, 2024 or June 30, 2023, and $287,452 remained available for repurchase as of June 30, 2024.

NOTE 15: BUSINESS SEGMENT INFORMATION

Effective January 1, 2024, we revised our reportable business segments to align with structural and management reporting changes that better reflect our portfolio mix and offerings. We now operate the following reportable segments, generally organized by product and service type:

•Merchant Services – provides electronic credit and debit card authorization and payment systems and processing services, primarily to small and medium-sized retail and service businesses.

•B2B Payments – provides treasury management solutions, including remittance and lockbox processing, remote deposit capture, receivables management, payment processing and paperless treasury management, as well as fraud and security services and Deluxe Payment Exchange+, an accounts payable automation solution.

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

All of our segments operate primarily in the U.S., with some operations in Canada. Through June 2023, we operated our former web hosting business in portions of Europe and through partners in Central and South America. Revenue and long-lived assets related to our foreign operations were not material to our consolidated financial statements during the periods covered by this report. No single customer accounted for more than 10% of consolidated revenue during the six months ended June 30, 2024 and 2023.

Our chief operating decision maker ("CODM") is our Chief Executive Officer. He reviews EBITDA on an adjusted basis for each segment when deciding how to allocate resources and to assess segment operating performance. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense and certain other amounts, which may include, from time to time: asset impairment charges; restructuring and integration expense; share-based compensation expense; acquisition transaction costs; certain legal-related expenses outside of the normal course of business; and gains or losses on sales of businesses and long-lived assets. The CODM does not review segment asset information when making investment or operating decisions regarding our reportable business segments.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following is our segment information for the quarters and six months ended June 30, 2024 and 2023. The segment information for 2023 has been recast to reflect our current segment structure.

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Merchant Services:
Revenue	$98,527	$91,467	$195,004	$180,572
Adjusted EBITDA	19,188	17,300	40,625	35,727
B2B Payments:
Revenue	70,230	76,341	139,648	151,537
Adjusted EBITDA	14,012	15,192	27,273	28,667
Data Solutions:
Revenue	57,393	59,301	117,104	103,654
Adjusted EBITDA	15,796	13,382	30,665	23,638
Print:
Revenue	308,745	324,517	612,079	638,557
Adjusted EBITDA	93,863	104,770	184,819	199,971
Total reportable segments:
Revenue	$534,895	$551,626	$1,063,835	$1,074,320
Adjusted EBITDA	142,859	150,644	283,382	288,003
All other:(1)
Revenue	2,921	20,060	8,935	42,731
Adjusted EBITDA	1,588	8,239	5,225	18,041
Total:
Revenue	$537,816	$571,686	$1,072,770	$1,117,051
Adjusted EBITDA	144,447	158,883	288,607	306,044

(1) Includes our North American web hosting and logo design businesses, which were sold in June 2023, and our payroll and human resources services business, which we are in the process of exiting (Note 6).

The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Total segment adjusted EBITDA	$144,447	$158,883	$288,607	$306,044
Corporate operations	(41,061)	(50,511)	(84,763)	(97,236)
Depreciation and amortization expense	(41,692)	(42,607)	(83,439)	(86,128)
Interest expense	(30,197)	(31,932)	(61,006)	(61,948)
Net income attributable to non-controlling interest	38	26	65	54
Restructuring and integration expense	(11,029)	(27,477)	(25,766)	(41,571)
Share-based compensation expense	(5,009)	(5,484)	(10,130)	(11,350)
Certain legal-related expense (benefit)	—	183	(300)	(245)
Gain on sale of businesses and long-lived assets	15,401	21,942	23,982	21,942
Income before income taxes	$30,898	$23,023	$47,250	$29,562

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$179,360	$—	$179,360
Merchant services	98,527	—	—	—	—	98,527
Promotional solutions	—	—	—	71,021	—	71,021
Forms and other business products	—	—	—	58,364	—	58,364
Treasury management solutions	—	55,349	—	—	—	55,349
Data-driven marketing	—	—	52,495	—	—	52,495
Other	—	14,881	4,898	—	2,921	22,700
Total revenue	$98,527	$70,230	$57,393	$308,745	$2,921	$537,816

	Quarter Ended June 30, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$186,424	$—	$186,424
Merchant services	91,467	—	—	—	—	91,467
Promotional solutions	—	—	—	71,330	707	72,037
Forms and other business products	—	—	—	66,763	—	66,763
Treasury management solutions	—	61,166	—	—	—	61,166
Data-driven marketing	—	—	54,503	—	—	54,503
Other	—	15,175	4,798	—	19,353	39,326
Total revenue	$91,467	$76,341	$59,301	$324,517	$20,060	$571,686

	Six Months Ended June 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$357,844	$—	$357,844
Merchant services	195,004	—	—	—	—	195,004
Promotional solutions	—	—	—	132,079	—	132,079
Forms and other business products	—	—	—	122,156	—	122,156
Treasury management solutions	—	110,426	—	—	—	110,426
Data-driven marketing	—	—	106,819	—	—	106,819
Other	—	29,222	10,285	—	8,935	48,442
Total revenue	$195,004	$139,648	$117,104	$612,079	$8,935	$1,072,770

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$365,071	$—	$365,071
Merchant services	180,572	—	—	—	—	180,572
Promotional solutions	—	—	—	141,233	1,456	142,689
Forms and other business products	—	—	—	132,253	—	132,253
Treasury management solutions	—	121,640	—	—	—	121,640
Data-driven marketing	—	—	93,785	—	—	93,785
Other	—	29,897	9,869	—	41,275	81,041
Total revenue	$180,572	$151,537	$103,654	$638,557	$42,731	$1,117,051

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes the following sections:

•Executive Overview that discusses what we do, our operating results at a high level and our financial outlook for the year;
•Consolidated Results of Operations, Restructuring and Integration Expense, and Segment Results that includes a more detailed discussion of our revenue and expenses;
•Cash Flows and Liquidity and Capital Resources that discusses key aspects of our cash flows, financial commitments, capital structure and financial position; and
•Critical Accounting Estimates that discusses the estimates that involve a significant level of uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Please note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties, including, but not limited to, our 2024 outlook, market impacts, and expectations regarding our strategy and performance. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K") outlines known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast" or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act.

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

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2023 Form 10-K. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in our payments and data businesses, so that we can continue to drive scale, with the goal of growing profits faster than revenue. Our operations continue to benefit from our disciplined pricing actions and overall cost management. During the third quarter of 2023, we announced our North Star program, the goal of which is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) driving increased cash flow, (3) paying down debt, and (4) improving our leverage ratio. We have begun to see the benefits of our North Star initiatives, with both adjusted EBITDA and adjusted EBITDA margin for the first half of the year improving over 2023, excluding the impact of business exits. Further information can be found in Restructuring and Integration Expense.

Realignment – Effective January 1, 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure during 2023. Information regarding our realigned reportable segments for the second quarter and first half of 2024 and 2023 can be found under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

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

2024 Financial Results

2024 earnings vs. 2023 – Multiple factors drove the increase in net income for the first half of 2024, as compared to the first half of 2023, including:

•price increases in response to the inflationary environment;

•the benefit of actions taken to optimize our cost structure, including workforce adjustments, marketing refinement and real estate rationalization;

•a $15.8 million decrease in restructuring and integration expense;

•a $13.5 million decrease in acquisition amortization, excluding the impact of accelerated amortization resulting from changes in the estimated useful lives of certain intangible assets; and

•growth in the Data Solutions and Merchant Services segments.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks, business forms and some business accessories;

•the elimination of the earnings generated by exited businesses;

•inflationary pressures on hourly wages, materials and delivery;

•accelerated amortization of $9.9 million in 2024 related to brand consolidation within the Merchant Services segment and assets utilized by the payroll and human resources business we are currently exiting; and

•an increase in bad debt expense of $6.2 million, primarily related to certain specific accounts receivable reserve adjustments in the Print segment.

Diluted EPS of $0.70 for the first half of 2024, as compared to $0.44 for the first half of 2023, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher shares outstanding in 2024. Adjusted diluted EPS for the first half of 2024 was $1.62 compared to $1.73 for the first half of 2023, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the continuing secular decline in checks, business forms and some business accessories, as well as the impact of business exits, which we estimate reduced adjusted diluted EPS by approximately $0.18 year-over-year, and inflationary pressures on our cost structure. These decreases in adjusted diluted EPS were partially offset by price increases in response to the inflationary environment, the benefit of various cost optimization actions across functional areas, and growth in the Data Solutions and Merchant Services segments. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Cash flows and liquidity – Net cash provided by operating activities increased $18.9 million for the first half of 2024, as compared to the first half of 2023, driven, in large part, by our pricing and cost management initiatives and a reduction in restructuring costs in 2024. In addition, payments for income taxes decreased $9.1 million due to the timing of payments, payments for cloud computing implementation costs decreased $5.8 million related to costs incurred in 2023 for the implementation of our enterprise resource planning ("ERP") system, and performance-based compensation payments decreased $5.3 million compared to the prior year. Partially offsetting these increases in operating cash flow was the continuing secular decline in checks, business forms and some business accessories, as well as the impact of our business exits and inflationary pressures on our cost structure. Free cash flow increased $26.2 million for the first half of 2024, as compared to the first half of 2023. Total debt was $1.56 billion and net debt was $1.53 billion as of June 30, 2024. We held cash and cash equivalents of $23.1 million as of June 30, 2024, and liquidity was $292.4 million. Our capital allocation priorities are to reduce our debt and net leverage, deliver high return internal investments and pay our dividend. We continue to responsibly invest the free cash flow generated by our Print business into our growth businesses. A reconciliation of free cash flow, net debt and liquidity to the comparable GAAP financial measures can be found in Consolidated Results of Operations.

Recent market conditions – We continually monitor the interest rate environment and its impact on our outstanding debt. As of June 30, 2024, we held interest rate swaps that effectively convert $739.2 million of our variable-rate debt to a fixed rate. As a result, 77% of our debt had a weighted-average fixed rate of 7.0% as of June 30, 2024, which partially insulates us from future interest rate increases.

We continue to monitor inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we implemented targeted price increases, primarily in our Print segment and more recently in Merchant Services. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. We have, at times, experienced some supply disruptions impacting certain printed products in our Print segment. We continuously monitor our supply chain to avoid delays or disruptions. We have also experienced labor supply issues in portions of our business. It remains difficult to estimate the severity and duration of inflation or supply chain and labor issues on our business, financial position or results of operations.

We also monitor trends in small business sentiment and consumer discretionary spending. We review many data sources, including information from the credit card brands, the Federal Reserve and other economic forecast providers, as well as our own proprietary data. These trends impact multiple areas of our portfolio, most notably our Merchant Services segment. Our year-to-date performance reflected the generally stable economic environment, despite some signs of continued pressure on the average consumer. In Merchant Services, ratios of non-discretionary spend compared with discretionary spend have remained a bit elevated, and in certain market verticals we have seen some flattening of same store sales. Similarly, demand for some of our discretionary promotional products has also softened. These data points, combined with some lingering macroeconomic uncertainty for the balance of the year, are reflected in our 2024 revenue outlook.

Outlook for 2024

We expect that revenue for 2024 will be between $2.12 billion and $2.16 billion, compared to 2023 revenue of $2.19 billion, which included revenue of approximately $56 million from our various business exits. We expect that adjusted EBITDA for the full year will be between $400 million and $420 million, compared to $417 million for 2023, which included adjusted EBITDA of approximately $26 million from our business exits. We expect that adjusted diluted EPS for 2024 will be between $3.10 and $3.40, compared to $3.32 for 2023, which included approximately $0.30 from our business exits, and we expect that free cash flow for the full year will be between $80 million and $100 million, compared to $98 million for 2023. Our outlook ranges exclude the payroll and human resources services business that we are currently in the process of exiting. These estimates are subject to, among other things, prevailing macroeconomic conditions, global unrest, labor supply issues, inflation and the impact of business exits. Information regarding our outlook information can be found in Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section.

As of June 30, 2024, we held cash and cash equivalents of $23.1 million and $269.3 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $101 million for 2023, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of June 30, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$537,816	$571,686	(5.9%)	$1,072,770	$1,117,051	(4.0%)

The decreases in total revenue for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven, in part, by the business exits discussed in Executive Overview, which resulted in a decrease in revenue of approximately $17 million for the second quarter of 2024 and $34 million for the first half of 2024. Also contributing to the decrease in revenue was the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as a decrease in treasury management revenue due to reduced lockbox processing volumes and the transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. Partially offsetting these decreases in revenue were price increases in response to the inflationary environment, primarily in the Print and Merchant Services segments, as well as growth in the Merchant Services segment driven by both increased volume and new customers. In addition, for the first half of 2024, strong demand for our data-driven marketing services drove a $13 million increase in revenue.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Merchant Services	18.3%	16.0%	18.2%	16.2%
B2B Payments	13.1%	13.3%	13.0%	13.6%
Data Solutions	10.7%	10.4%	10.9%	9.3%
Print	57.4%	56.8%	57.1%	57.1%
All other	0.5%	3.5%	0.8%	3.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total cost of revenue	$249,026	$269,947	(7.8%)	$500,443	$520,609	(3.9%)
Total cost of revenue as a percentage of total revenue	46.3%	47.2%	(0.9) pts.	46.6%	46.6%	—

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The decreases in total cost of revenue for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven by reduced revenue volume from the continuing secular decline in checks, business forms and some business accessories, as well as the benefit of our various cost optimization initiatives and the decrease in treasury management revenue. In addition, total cost of revenue decreased approximately $7 million for the second quarter of 2024 and $13 million for the first half of 2024 due to the business exits discussed under Executive Overview, and restructuring and integration expense included in cost of revenue decreased $3 million for the second quarter of 2024 and $4 million for the first half of 2024. Partially offsetting these decreases in cost of revenue was the revenue growth in Merchant Services and inflationary pressure on hourly wages, materials and delivery. In addition, for the first half of 2024, strong demand for our data-driven marketing services drove an increase in cost of revenue, and we recorded additional amortization expense of $3 million related to the acceleration of amortization on the assets of our payroll and human resources business, which we are currently in the process of exiting.

Total cost of revenue as a percentage of total revenue for the second quarter of 2024 decreased as compared to the second quarter of 2023, as the benefit of our pricing and cost optimization actions, the lower restructuring and integration expense and changes in campaign timing and client mix in Data Solutions more than offset the inflationary impacts. For the first half of 2024, total cost of revenue as a percentage of total revenue was the same as the first half of 2023, as these factors, along with the accelerated amortization expense, offset each other.

Consolidated Selling, General & Administrative ("SG&A") Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
SG&A expense	$233,818	$245,359	(4.7%)	$467,911	$492,989	(5.1%)
SG&A expense as a percentage of total revenue	43.5%	42.9%	0.6 pts.	43.6%	44.1%	(0.5) pts.

The decreases in SG&A expense for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven, in large part, by our various cost management actions, including workforce adjustments, marketing optimization and real estate rationalization, as well as a decrease related to the business exits discussed under Executive Overview of approximately $4 million for the second quarter of 2024 and $9 million for the first half of 2024. Additionally, acquisition amortization, excluding the impact of accelerated amortization resulting from changes in the estimated useful lives of certain intangible assets, decreased $6 million for the second quarter of 2024 and $12 million for the first half of 2024, as certain of our intangible assets are amortized using accelerated methods. These decreases in SG&A expense were partially offset by accelerated amortization of $7 million in the second quarter and first half of 2024 related to brand consolidation within the Merchant Services segment, and bad debt expense increased $5 million for the second quarter of 2024 and $6 million for the first half of 2024, primarily related to certain specific accounts receivable reserve adjustments. We do not expect this magnitude of accounts receivable reserve adjustments to continue over the last half of 2024. In addition, for the first half of 2024, we incurred increased costs related to investments in our technology infrastructure.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Restructuring and integration expense	$11,064	$24,191	$(13,127)	$24,868	$37,132	$(12,264)

We continue to pursue several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. The amount of restructuring and integration expense is expected to vary from period to period as we execute these initiatives. Further information regarding these costs can be found in Restructuring and Integration Expense in this MD&A discussion.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Gain on sale of businesses and long-lived assets	$15,401	$21,942	$(6,541)	$23,982	$21,942	$2,040

As discussed in Executive Overview, we are currently in the process of exiting our payroll and human resources services business, and we recognized income of $15.4 million during the second quarter of 2024 and $23.0 million during the first half of 2024 related to conversion agreements executed in 2023. In June 2023, we completed the sale of our North American web hosting and logo design businesses. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$30,197	$31,932	(5.4%)	$61,006	$61,948	(1.5%)
Weighted-average debt outstanding	1,592,048	1,706,152	(6.7%)	1,596,758	1,704,186	(6.3%)
Weighted-average interest rate	7.1%	7.2%	(0.1) pts.	7.1%	6.9%	0.2 pts.

The decreases in interest expense for the second quarter and first half of 2024, as compared to the same periods in 2023, were primarily due to the decrease in average debt outstanding. For the first half of 2024, this decrease was partially offset by the impact of higher interest rates. Based on the amount of variable-rate debt outstanding as of June 30, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $2 million for the remainder of 2024.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income tax provision	$10,401	$6,622	57.1%	$15,923	$10,381	53.4%
Effective income tax rate	33.7%	28.8%	4.9 pts.	33.7%	35.1%	(1.4) pts.

The change in our effective income tax rate for the second quarter of 2024, as compared to the second quarter of 2023, was driven primarily by the impact of business exit activities on the 2023 income tax rate.

The effective income tax rate decreased for the first half of 2024, as compared to the first half of 2023, as the business exit activity in 2023 was more than offset by lower tax impacts in 2024 from share-based compensation.

Net Income / Diluted Earnings Per Share

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	Change	2024	2023	Change
Net income	$20,497	$16,401	25.0%	$31,327	$19,181	63.3%
Diluted earnings per share	0.46	0.37	24.3%	0.70	0.44	59.1%
Adjusted diluted EPS(1)	0.86	0.93	(7.5%)	1.62	1.73	(6.4%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increases in net income and diluted EPS for the second quarter of 2024, as compared to the second quarter of 2023, were driven by our pricing and cost optimization actions, a $16 million reduction in restructuring and integration expense and a $7 million reduction in acquisition amortization, excluding the impact of accelerated amortization resulting from changes in the estimated useful lives of certain intangible assets, as certain of our intangible assets are amortized using accelerated methods. Growth in Merchant Services and a $2 million reduction in interest expense also contributed to the increases. Partially offsetting these increases in net income and diluted EPS was the continuing secular decline in checks, business forms and some business accessories and a decrease of approximately $0.11 per share due to our business exits. In addition, the decreases were driven by inflationary pressures on hourly wages, materials and delivery; accelerated amortization of $7 million related to brand consolidation within Merchant Services; a decrease in gain on sale of businesses and long-lived assets of $7 million; and an increase in bad debt expense of $5 million for the second quarter of 2024. The decrease in adjusted diluted EPS for the second quarter of 2024, as compared to the second quarter of 2023, was driven by the continuing secular decline in checks, business forms and some business accessories, as well as the impact of business exits, inflationary pressures on our cost structure, and increased bad debt expense. Partially offsetting these decreases in adjusted EPS were our pricing and cost optimization actions, growth in Merchant Services and lower interest expense.

The increases in net income and diluted EPS and the decrease in adjusted diluted EPS for the first half of 2024, as compared to the first half of 2023, were driven by the factors outlined in Executive Overview - 2024 earnings vs. 2023.

Adjusted EBITDA

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Adjusted EBITDA(1)	$103,386	$108,372	(4.6%)	$203,844	$208,808	(2.4%)
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	19.2%	19.0%	0.2 pts.	19.0%	18.7%	0.3 pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The decreases in adjusted EBITDA for the second quarter and first half of 2024, as compared to the same periods in 2023, were due to the continuing secular decline in checks, business forms and some business accessories; inflationary pressures on hourly wages, materials and delivery; and for the first half of 2024, investments in our technology infrastructure. In addition, adjusted EBITDA decreased $7 million for the second quarter of 2024 and $13 million for the first half of 2024 due to the business exits discussed under Executive Overview, and increased bad debt expense also contributed to the decrease. Partially offsetting these decreases in adjusted EBITDA were the benefits of our pricing and cost optimization actions, growth in Merchant Services, and for the first half of 2024, growth in Data Solutions.

Adjusted EBITDA margin increased for the second quarter and first half of 2024, as compared to the same periods in 2023, as pricing and cost optimization actions more than offset the inflationary pressures, our infrastructure investments and the increase in bad debt expense.

Reconciliation of Non-GAAP Financial Measures

Free cash flow – We define free cash flow as net cash provided by operating activities less purchases of capital assets. We believe that free cash flow is an important indicator of cash available for debt service and for shareholders, after making capital investments to maintain or expand our asset base. A limitation of using the free cash flow measure is that not all of our free cash flow is available for discretionary spending, as we may have mandatory debt payments and other cash requirements that must be deducted from our available cash. We believe that the measure of free cash flow provides an additional metric to compare cash generated by operations on a consistent basis and to provide insight into the cash flow available to fund items such as dividends, mandatory and discretionary debt reduction, acquisitions or other strategic investments, and share repurchases.

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$66,222	$47,337
Purchases of capital assets	(48,626)	(55,904)
Free cash flow	$17,596	$(8,567)

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

Total debt reconciles to net debt as follows:

(in thousands)	June 30, 2024	December 31, 2023
Total debt	$1,557,976	$1,592,851
Cash and cash equivalents	(23,077)	(71,962)
Net debt	$1,534,899	$1,520,889

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

Liquidity was as follows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$23,077	$71,962
Amount available for borrowing under revolving credit facility	269,327	240,514
Liquidity	$292,404	$312,476

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income	$20,497	$16,401	$31,327	$19,181
Net income attributable to non-controlling interest	(38)	(26)	(65)	(54)
Net income attributable to Deluxe	20,459	16,375	31,262	19,127
Acquisition amortization	13,960	21,018	28,776	42,297
Accelerated amortization	6,820	—	9,889	—
Restructuring and integration expense	11,029	27,477	25,766	41,571
Share-based compensation expense	5,009	5,484	10,130	11,350
Certain legal-related (benefit) expense	—	(183)	300	245
Gain on sale of businesses and long-lived assets	(15,401)	(21,942)	(23,982)	(21,942)
Adjustments, pretax	21,417	31,854	50,879	73,521
Income tax provision impact of pretax adjustments(1)	(3,427)	(7,407)	(9,844)	(16,895)
Adjustments, net of tax	17,990	24,447	41,035	56,626
Adjusted net income attributable to Deluxe	38,449	40,822	72,297	75,753
Re-measurement of share-based awards classified as liabilities	—	—	(40)	(20)
Adjusted income attributable to Deluxe available to common shareholders	$38,449	$40,822	$72,257	$75,733

Weighted average shares and potential common shares outstanding	44,686	43,740	44,586	43,700
Adjustment(2)	—	—	16	16
Adjusted weighted average shares and potential common shares outstanding	44,686	43,740	44,602	43,716

GAAP diluted EPS	$0.46	$0.37	$0.70	$0.44
Adjustments, net of tax	0.40	0.56	0.92	1.29
Adjusted diluted EPS	$0.86	$0.93	$1.62	$1.73

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$20,497	$16,401	$31,327	$19,181
Net income attributable to non-controlling interest	(38)	(26)	(65)	(54)
Depreciation and amortization expense	41,692	42,607	83,439	86,128
Interest expense	30,197	31,932	61,006	61,948
Income tax provision	10,401	6,622	15,923	10,381
Restructuring and integration expense	11,029	27,477	25,766	41,571
Share-based compensation expense	5,009	5,484	10,130	11,350
Certain legal-related (benefit) expense	—	(183)	300	245
Gain on sale of businesses and long-lived assets	(15,401)	(21,942)	(23,982)	(21,942)
Adjusted EBITDA	$103,386	$108,372	$203,844	$208,808
Adjusted EBITDA margin	19.2%	19.0%	19.0%	18.7%

2024 outlook – Our outlook information for 2024 excludes the operations of the payroll and human resources services business that we are currently in the process of exiting. Because the revenue from this business will gradually decrease as customers elect to convert to other service providers, we are unable to estimate the results of operations for this business for 2024. In addition, we do not reconcile our adjusted EBITDA, adjusted diluted EPS or free cash flow outlook to the directly comparable GAAP financial measures because we do not provide outlook guidance for the reconciling items between net income, adjusted net income and adjusted EBITDA, and certain of these reconciling items impact cash flows from operating activities. Because of the substantial uncertainty and variability surrounding certain of the forward-looking reconciling items, including asset impairment charges, restructuring and integration expense, gains and losses on sales of businesses and long-lived assets, and certain legal-related expenses, a reconciliation of the non-GAAP financial measure outlook guidance to the corresponding GAAP measure is not available without unreasonable effort. The probable significance of certain of these reconciling items is high and, based on historical experience, could be material.

Reconciliations to the comparable GAAP financial measures for adjusted EBITDA, adjusted diluted EPS and free cash flow for the year ended December 31, 2023 can be found in the MD&A section of the 2023 Form 10-K, under the caption entitled Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section.

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. Our various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. We have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. We have made meaningful progress on all of the North Star initiatives, and we expect we will continue to see the benefits in our results of operations for the second half of this year and throughout 2025. For example, during the second quarter of 2024, we began the consolidation into one unified brand of all six brands acquired in 2021 as part of the First American acquisition. We expect that this will improve our marketing effectiveness and lower our costs over time. Further information regarding our restructuring and integration expense, including expenses related to our North Star program, can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We expect that the benefits of the various North Star initiatives will continue to ramp up over the coming quarters. The overall program targets a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through June 30, 2024, we have incurred related restructuring and integration expense of approximately $70 million, and we anticipate that we will incur additional North Star restructuring and integration expense of approximately $50 million through 2025. These charges will include professional services fees, employee severance and other restructuring-related charges.

The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2024, as well as the related severance payments, are expected to be completed within the next year. As a result of these employee reductions, including those related to our North Star program, we expect to realize annual cost savings of approximately $10 million in cost of sales and $25 million in SG&A expense in 2024, in comparison to our 2023 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2024, in comparison to our 2023 results of operations. Note that these savings may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

SEGMENT RESULTS

Effective January 1, 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure during 2023. Information regarding our realigned reportable segments can be found under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$98,527	$91,467	7.7%	$195,004	$180,572	8.0%
Adjusted EBITDA	19,188	17,300	10.9%	40,625	35,727	13.7%
Adjusted EBITDA margin	19.5%	18.9%	0.6 pts.	20.8%	19.8%	1.0 pts.

The increases in total revenue for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven by customer wins spanning our market channels, including our bank partner relationships and increasing penetration with integrated software vendors, or ISVs. In addition, revenue also benefited from favorable volume, most notably in our government channel, as well as pricing actions in the second quarter of 2024 in response to the inflationary environment. For the full year, we anticipate mid to high single-digit revenue growth. Year-over-year comparisons in the fourth quarter of 2024, in particular, will be negatively impacted by a large customer conversion that we completed in the fourth quarter of 2023.

The increases in adjusted EBITDA for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven primarily by the revenue growth and price increases. Adjusted EBITDA margin increased for the second quarter and first half of 2024, as compared to the same periods in 2023, driven by the scalability of this business and the pricing actions. For the full year, we expect adjusted EBITDA margin to be in the low 20% range.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$70,230	$76,341	(8.0%)	$139,648	$151,537	(7.8%)
Adjusted EBITDA	14,012	15,192	(7.8%)	27,273	28,667	(4.9%)
Adjusted EBITDA margin	20.0%	19.9%	0.1 pts.	19.5%	18.9%	0.6 pts.

Total revenue decreased for the second quarter and first half of 2024, as compared to the same periods in 2023, driven primarily by reduced lockbox processing volumes and some non-recurring hardware and other sales during 2023. We are in the midst of a transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. As such, we are deliberately reducing focus on selling lower-margin products such as check imaging devices and one-time software licenses. We currently have a number of new remittance processing customers in the implementation phase, and we expect them to go live later this year. Partially offsetting these decreases in revenue was the benefit of a modest price increase implemented in response to the inflationary environment. For the full year, we anticipate that revenue will decline in the low single-digit percentage range as we continue to transition to recurring revenue.

Adjusted EBITDA decreased for the second quarter and first half of 2024, as compared to the same periods in 2023, driven primarily by the revenue decline and inflationary pressures on labor costs. Partially offsetting these decreases in adjusted EBITDA was the benefit of continued cost optimization initiatives, including the consolidation of our lockbox processing operations, which also drove the increases in adjusted EBITDA margin as compared to 2023. Adjusted EBITDA margins are expected to improve to the low to mid-20% range for the full year.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$57,393	$59,301	(3.2%)	$117,104	$103,654	13.0%
Adjusted EBITDA	15,796	13,382	18.0%	30,665	23,638	29.7%
Adjusted EBITDA margin	27.5%	22.6%	4.9 pts.	26.2%	22.8%	3.4 pts.

The decrease in total revenue for the second quarter of 2024, as compared to the second quarter of 2023, was driven primarily by campaign timing dynamics during 2023. This business experiences some quarter-to-quarter volatility driven by the timing of our customers' marketing campaigns, which presents a challenge when forecasting revenue.

The increase in total revenue for the first half of 2024, as compared to the first half of 2023, was driven primarily by strong demand for customer acquisition marketing activities across both our base of core financial institution partners, as well as our growing portfolio of other clients. New campaign activity remains strong, and we anticipate that our mid- to high single-digit longer term growth outlook remains appropriate from a full year perspective.

Adjusted EBITDA for the second quarter and first half of 2024 increased compared to the same periods in 2023, driven primarily by changes in campaign timing and client mix and our cost optimization actions. For first half of 2024, adjusted EBITDA also benefited from the increase in data-driven marketing volume. Adjusted EBITDA margin increased for the second quarter and first half of 2024, as compared to the same periods in 2023, driven primarily by changes in campaign timing and client mix and cost optimization actions. For the full year, we anticipate that adjusted EBITDA will be in the low to mid-20% range.

Print

Results for our Print segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$308,745	$324,517	(4.9%)	$612,079	$638,557	(4.1%)
Adjusted EBITDA	93,863	104,770	(10.4%)	184,819	199,971	(7.6%)
Adjusted EBITDA margin	30.4%	32.3%	(1.9) pts.	30.2%	31.3%	(1.1) pts.

The decreases in total revenue for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven primarily by the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as some demand softness for our promotional products. For the second quarter of 2024, the decrease was also partially attributable to benefits in the second quarter of 2023 from a revenue shift related to the implementation of our ERP system in the first quarter of 2023. These decreases in revenue were partially offset by pricing actions in response to the inflationary environment. For the full year, we expect that the percentage revenue decline will be in the low to mid-single digits.

The decreases in adjusted EBITDA for the second quarter and first half of 2024, as compared to the same periods in 2023, were driven by the secular decline in order volumes, reduced volume for our promotional products, and inflationary pressures on delivery and materials. In addition, adjusted EBITDA was impacted by increased bad debt expense, primarily related to certain specific accounts receivable reserve adjustments that we do not expect to continue over the last half of 2024. These decreases in adjusted EBITDA were partially offset by pricing actions in response to the inflationary environment, as well as the benefit of various cost optimization initiatives. We remain focused on operating expense discipline and overall efficiency in this segment. Adjusted EBITDA margin for the second quarter and first half of 2024 decreased as compared to the same periods in 2023, as the impact of inflationary cost pressures, the lower order volumes and the increased bad debt expense more than offset the benefit of pricing and cost optimization actions. For the full year, we continue to expect adjusted EBITDA margin in the low 30% range.

CASH FLOWS AND LIQUIDITY

As of June 30, 2024, we held cash and cash equivalents of $23.1 million and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $54.9 million. The following table shows our cash flow activity for the six months ended June 30, 2024 and 2023 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$66,222	$47,337	$18,885
Net cash used by investing activities	(43,938)	(37,902)	(6,036)
Net cash used by financing activities	(398,609)	(160,720)	(237,889)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,704)	3,063	(6,767)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(380,029)	$(148,222)	$(231,807)
Free cash flow(1)	$17,596	$(8,567)	$26,163
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $18.9 million for the first half of 2024, as compared to the first half of 2023, driven, in large part, by our pricing and cost management initiatives and a reduction in restructuring costs in 2024. In addition, payments for income taxes decreased $9.1 million due to the timing of payments, payments for cloud computing implementation costs decreased $5.8 million related to costs incurred in 2023 for the implementation of our ERP system, and performance-based compensation payments decreased $5.3 million compared to the prior year. Partially offsetting these increases in operating cash flow was the continuing secular decline in checks, business forms and some business accessories, as well as the impact of our business exits and inflationary pressures on our cost structure.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Interest payments	$62,877	$60,013	$2,864
Performance-based compensation payments(1)	39,045	44,320	(5,275)
Income tax payments	19,827	28,892	(9,065)
Prepaid product discount payments	14,497	12,742	1,755
Severance payments	7,446	7,406	40

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first half of 2024 was $6.0 million higher than the first half of 2023, driven by lower proceeds from business exit activities in 2024 and payments of $10 million in 2023 related to a joint venture focused on launching and marketing a business payment distribution technology platform. Partially offsetting these increases in net cash used by investing activities was a $7.3 million decrease in capital expenditures in 2024.

Net cash used by financing activities for the first half of 2024 was $237.9 million higher than the first half of 2023, driven primarily by the net change in customer fund obligations in each period. In the first quarter of each year, we see a significant decrease in customer fund obligations driven by the seasonal nature of a portion of our Merchant Services segment. Property tax payments are collected in December and are paid on behalf of customers the following year. In addition, our customer fund obligations decreased due to our exit from the payroll business as discussed under Executive Overview. Also contributing to the increase in net cash used by financing activities were net payments on long-term debt during the first half of 2024, as compared to net borrowings in the first half of 2023, driven by the favorable operating cash flow and the use of cash on hand at December 31, 2023.

Significant cash transactions, excluding those related to operating activities, for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Net change in customer funds obligations	$(328,376)	$(149,336)	$(179,040)
Purchases of capital assets	(48,626)	(55,904)	7,278
Net change in debt	(37,369)	21,124	(58,493)
Cash dividends paid to shareholders	(27,469)	(26,852)	(617)
Proceeds from sale of businesses and long-lived assets	4,738	27,880	(23,142)

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

As of June 30, 2024, $269.3 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.57 billion as of June 30, 2024 and $1.60 billion as of December 31, 2023. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	June 30, 2024		December 31, 2023
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$1,214,174	7.0%	$1,246,659	7.0%	$(32,485)
Floating interest rate	353,306	7.5%	357,528	7.9%	(4,222)
Debt principal	1,567,480	7.1%	1,604,187	7.2%	(36,707)
Shareholders’ equity	620,476		604,616		15,860
Total capital	$2,187,956		$2,208,803		$(20,847)

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In March 2024, we entered into an accounts receivable financing facility with a capacity of up to $80 million. As of June 30, 2024, $79 million was outstanding under the facility. We utilized the proceeds from these borrowings to prepay amounts due under our secured term loan facility. As such, we have no remaining payments due under the term loan facility in 2024. We were in compliance with our debt covenants as of June 30, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of June 30, 2024, $287.5 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2023 Form 10-K. There were no changes in the determination of these estimates during the first half of 2024.

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

Interest is payable on amounts outstanding under our credit facility and under our accounts receivable financing arrangement at fluctuating rates of interest determined by reference to SOFR plus an applicable margin, as defined in the credit agreements. We also had $475.0 million of 8.0% senior, unsecured notes outstanding as of June 30, 2024. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%. Information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

As of June 30, 2024, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$787,125	$790,563	6.7%
Senior, unsecured notes	468,934	446,262	8.0%
Amounts drawn on revolving credit facility	223,000	223,000	6.7%
Securitization obligations	78,917	78,917	6.9%
Total debt	$1,557,976	$1,538,742	7.1%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $9.5 million.

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

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. As of June 30, 2024, the interest rate swaps effectively converted $739 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt.

Based on the amount of variable-rate debt outstanding as of June 30, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $2 million for the reminder of 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of June 30, 2024, recorded liabilities were not material to our financial position, results of operations or liquidity, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or liquidity in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2023 Form 10-K. There have been no significant changes in these risk factors since we filed the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the second quarter of 2024 and $287.5 million remained available for repurchase as of June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

DELUXE CORPORATION (Registrant)

Date: August 2, 2024	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2024	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2024	/s/ Chad P. Kurth
Chad P. Kurth Vice President, Chief Accounting Officer (Principal Accounting Officer)