Form 10-Q
period 2024-09-30
DELUXE CORP
filed 2024-11-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 24, 2024 was 44,272,246.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $22,000 as of December 31, 2023	$41,307	$71,962
Trade accounts receivable, net of allowance for credit losses	172,260	191,005
Inventories and supplies, net of reserve	39,602	42,088
Funds held for customers	41,258	383,134
Prepaid expenses	37,084	30,116
Revenue in excess of billings	29,923	26,107
Other current assets	31,203	16,576
Total current assets	392,637	760,988
Deferred income taxes	8,745	8,694
Long-term investments	62,285	61,924
Property, plant and equipment, net of accumulated depreciation of $350,084 and $334,101, respectively	110,623	116,539
Operating lease assets	51,960	58,961
Intangibles, net of accumulated amortization of $790,413 and $775,190, respectively	337,813	391,744
Goodwill	1,423,861	1,430,590
Other non-current assets	234,993	251,182
Total assets	$2,622,917	$3,080,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,126	$154,863
Funds held for customers	42,683	386,622
Accrued liabilities	152,031	191,427
Current portion of long-term debt	71,914	86,153
Total current liabilities	427,754	819,065
Long-term debt	1,459,613	1,506,698
Operating lease liabilities	51,641	58,840
Deferred income taxes	3,966	22,649
Other non-current liabilities	67,258	68,754
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2024 – 44,272; December 31, 2023 – 43,743)	44,272	43,743
Additional paid-in capital	111,679	99,141
Retained earnings	490,460	491,238
Accumulated other comprehensive loss	(33,852)	(30,028)
Non-controlling interest	126	522
Total shareholders’ equity	612,685	604,616
Total liabilities and shareholders’ equity	$2,622,917	$3,080,622

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Product revenue	$298,693	$304,840	$908,230	$938,872
Service revenue	229,751	233,004	692,985	716,024
Total revenue	528,444	537,844	1,601,215	1,654,896
Cost of products	(109,090)	(118,050)	(338,595)	(361,938)
Cost of services	(137,487)	(137,077)	(408,425)	(413,799)
Total cost of revenue	(246,577)	(255,127)	(747,020)	(775,737)
Gross profit	281,867	282,717	854,195	879,159
Selling, general and administrative expense	(227,764)	(233,891)	(695,677)	(726,880)
Restructuring and integration expense	(11,031)	(22,935)	(35,899)	(60,067)
Asset impairment charge	(6,700)	—	(6,700)	—
Gain (loss) on sale of businesses and long-lived assets	5,208	(4,324)	29,190	17,618
Operating income	41,580	21,567	145,109	109,830
Interest expense	(29,905)	(32,034)	(90,910)	(93,982)
Other income, net	1,834	1,316	6,560	4,562
Income (loss) before income taxes	13,509	(9,151)	60,759	20,410
Income tax (provision) benefit	(4,540)	1,194	(20,463)	(9,186)
Net income (loss)	8,969	(7,957)	40,296	11,224
Net income attributable to non-controlling interest	(38)	(26)	(103)	(80)
Net income (loss) attributable to Deluxe	$8,931	$(7,983)	$40,193	$11,144
Total comprehensive income (loss)	$1,017	$(5,716)	$36,472	$19,838
Comprehensive income (loss) attributable to Deluxe	979	(5,742)	36,369	19,758
Basic earnings (loss) per share	0.20	(0.18)	0.91	0.26
Diluted earnings (loss) per share	0.20	(0.18)	0.90	0.25

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476
Net income	—	—	—	8,931	—	38	8,969
Cash dividends ($0.30 per share)	—	—	—	(13,584)	—	—	(13,584)
Common shares issued, net of tax withholding	62	62	366	—	—	—	428
Employee share-based compensation	—	—	4,847	—	—	—	4,847
Other comprehensive loss	—	—	—	—	(7,952)	—	(7,952)
Dividend paid to non-controlling interest	—	—	—	—	—	(499)	(499)
Balance, September 30, 2024	44,272	$44,272	$111,679	$490,460	$(33,852)	$126	$612,685

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2023	43,613	$43,613	$89,380	$511,058	$(30,891)	$469	$613,629
Net loss	—	—	—	(7,983)	—	26	(7,957)
Cash dividends ($0.30 per share)	—	—	—	(13,398)	—	—	(13,398)
Common shares issued, net of tax withholding	78	78	385	—	—	—	463
Employee share-based compensation	—	—	4,408	—	—	—	4,408
Other comprehensive income	—	—	—	—	2,241	—	2,241
Balance, September 30, 2023	43,691	$43,691	$94,173	$489,677	$(28,650)	$495	$599,386

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	40,193	—	103	40,296
Cash dividends ($0.90 per share)	—	—	—	(40,971)	—	—	(40,971)
Common shares issued, net of tax withholding	529	529	(2,480)	—	—	—	(1,951)
Employee share-based compensation	—	—	15,018	—	—	—	15,018
Other comprehensive loss	—	—	—	—	(3,824)	—	(3,824)
Dividend paid to non-controlling interest	—	—	—	—	—	(499)	(499)
Balance, September 30, 2024	44,272	$44,272	$111,679	$490,460	$(33,852)	$126	$612,685

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43,204	$43,204	$79,234	$518,635	$(37,264)	$415	$604,224
Net income	—	—	—	11,144	—	80	11,224
Cash dividends ($0.90 per share)	—	—	—	(40,102)	—	—	(40,102)
Common shares issued, net of tax withholding	487	487	(728)	—	—	—	(241)
Employee share-based compensation	—	—	15,667	—	—	—	15,667
Other comprehensive income	—	—	—	—	8,614	—	8,614
Balance, September 30, 2023	43,691	$43,691	$94,173	$489,677	$(28,650)	$495	$599,386

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$40,296	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,026	14,968
Amortization of intangibles	111,690	110,017
Asset impairment charge	6,700	—
Amortization of prepaid product discounts	24,844	25,291
Employee share-based compensation expense	14,972	15,889
Operating lease expense	14,011	14,387
Amortization of cloud computing arrangement implementation costs	12,362	11,682
Gain on sale of businesses and long-lived assets	(29,190)	(17,618)
Deferred income taxes	(17,808)	(20,406)
Other non-cash items, net	31,146	24,911
Changes in assets and liabilities:
Trade accounts receivable	6,593	(3,846)
Inventories and supplies	(877)	(625)
Payments for cloud computing arrangement implementation costs	(475)	(6,944)
Other current and non-current assets	(33,581)	(260)
Accounts payable	8,721	10,429
Prepaid product discount payments	(22,945)	(21,798)
Other accrued and non-current liabilities	(48,363)	(52,395)
Net cash provided by operating activities	134,122	114,906
Cash flows from investing activities:
Purchases of capital assets	(69,777)	(80,809)
Proceeds from sale of businesses and long-lived assets	18,321	39,872
Other	133	(9,798)
Net cash used by investing activities	(51,323)	(50,735)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	630,784	531,000
Payments on long-term debt and swingline loans	(695,295)	(545,532)
Net change in customer funds obligations	(338,955)	(150,936)
Cash dividends paid to shareholders	(40,826)	(40,140)
Other	(7,789)	(7,982)
Net cash used by financing activities	(452,081)	(213,590)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,156)	993
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	(372,438)	(148,426)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of year	458,033	337,415
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period (Note 3)	$85,595	$188,989

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2024, the consolidated statements of comprehensive income (loss) for the quarters and nine months ended September 30, 2024 and 2023, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2024 and 2023 and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the nine months ended September 30, 2023 has been modified to conform to the current year presentation. Within net cash provided by operating activities, other current and other non-current assets have been combined. In addition, amortization of cloud computing arrangement implementation costs is presented separately. Previously, this amount was included in other non-cash items, net. Within net cash used by financing activities, employee taxes paid for shares withheld is included in other. Previously, this amount was presented separately. The consolidated statements of shareholders' equity for the quarter and nine months ended September 30, 2023 have also been modified to conform to the current year presentation. Common shares retired are included in common shares issued, net of tax withholding. Previously, these amounts were presented separately.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Trade accounts receivable – gross	$183,466	$197,546
Allowance for credit losses	(11,206)	(6,541)
Trade accounts receivable – net(1)	$172,260	$191,005

(1) Includes unbilled receivables of $61,416 as of September 30, 2024 and $43,673 as of December 31, 2023.

Changes in the allowance for credit losses for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance, beginning of year	$6,541	$4,182
Bad debt expense	12,040	5,191
Write-offs and other	(7,375)	(2,774)
Balance, end of period	$11,206	$6,599

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Finished and semi-finished goods	$34,425	$34,194
Raw materials and supplies	17,230	17,339
Reserve for excess and obsolete items	(12,053)	(9,445)
Inventories and supplies, net of reserve	$39,602	$42,088

Available-for-sale debt securities – We did not hold any available-for-sale debt securities as of September 30, 2024. Available-for-sale debt securities held as of December 31, 2023 were comprised of the following:

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

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Conditional right to receive consideration	$15,745	$20,680
Unconditional right to receive consideration(1)	14,178	5,427
Revenue in excess of billings	$29,923	$26,107

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	September 30, 2024			December 31, 2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$596,355	$(453,331)	$143,024	$554,825	$(412,364)	$142,461
Customer lists/relationships	345,208	(247,963)	97,245	363,298	(235,557)	127,741
Partner relationships	75,396	(17,660)	57,736	74,911	(14,031)	60,880
Technology-based intangibles	65,700	(27,783)	37,917	97,633	(54,251)	43,382
Trade names	39,367	(38,716)	651	39,367	(23,792)	15,575
Software to be sold	6,200	(4,960)	1,240	36,900	(35,195)	1,705
Intangibles	$1,128,226	$(790,413)	$337,813	$1,166,934	$(775,190)	$391,744

Amortization of intangibles was $38,626 for the quarter ended September 30, 2024, $34,941 for the quarter ended September 30, 2023, $111,690 for the nine months ended September 30, 2024 and $110,017 for the nine months ended September 30, 2023. During the second quarter of 2024, we modified the useful life of a trade name asset that we no longer expect to utilize beyond 2024. This change resulted in incremental amortization expense of $6,674 during the quarter ended September 30, 2024 and $13,349 during the nine months ended September 30, 2024. The amount expected to be recognized during the fourth quarter of 2024 is not material.

Based on the intangibles in service as of September 30, 2024, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2024	$32,230
2025	101,851
2026	72,200
2027	43,530
2028	27,115

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During the nine months ended September 30, 2024, we acquired or developed $56,163 of internal-use software with a weighted-average useful life of 3 years. Other intangibles acquired during the period were not material.

Goodwill – In conjunction with the realignment of our reportable business segments effective January 1, 2024 (Note 15), the goodwill amounts by reportable segment as of December 31, 2023 have been recast to reflect our new segment structure. No goodwill impairment charges were recorded in conjunction with the segment realignment. Changes in goodwill by reportable segment and in total were as follows for the nine months ended September 30, 2024:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	All Other(1)	Total
Balance, December 31, 2023	$727,688	$160,431	$40,804	$493,924	$7,743	$1,430,590
Asset impairment charge (Note 6)	—	—	—	—	(6,700)	(6,700)
Currency translation adjustment	—	—	—	(29)	—	(29)
Balance, September 30, 2024	$727,688	$160,431	$40,804	$493,895	$1,043	$1,423,861

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period. All Other is net of accumulated impairment charges of $6,700 as of September 30, 2024.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Postretirement benefit plan asset	$101,211	$94,939
Cloud computing arrangement implementation costs	44,409	59,234
Prepaid product discounts(1)	35,834	40,376
Deferred contract acquisition costs(2)	17,995	21,103
Loans and notes receivable from distributors, net of allowance for credit losses(3)	11,635	12,443
Other	23,909	23,087
Other non-current assets	$234,993	$251,182

(1) Amortization of prepaid product discounts was $24,844 for the nine months ended September 30, 2024 and $25,291 for the nine months ended September 30, 2023.
(2) Amortization of deferred contract acquisition costs was $9,445 for the nine months ended September 30, 2024 and $8,088 for the nine months ended September 30, 2023.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,678 as of September 30, 2024 and $987 as of December 31, 2023.

Changes in the allowance for credit losses related to loans and notes receivable from distributors were as follows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Balance, beginning of year	$928	$1,024
Bad debt expense (benefit)	184	(46)
Balance, end of period	$1,112	$978

Past due receivables and those on non-accrual status were not material as of September 30, 2024 or December 31, 2023.

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

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2024. There were no write-offs or recoveries recorded during the nine months ended September 30, 2024.

		Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	2019	Prior	Total
Risk rating:
1-2 internal grade	$943	$328	$895	$324	$11,223	$13,713
3-4 internal grade	—	—	—	—	712	712
Loans and notes receivable	$943	$328	$895	$324	$11,935	$14,425

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee bonuses, including sales incentives	$32,308	$49,446
Deferred revenue(1)	22,885	35,343
Interest	15,063	10,481
Operating lease liabilities	12,674	13,562
Income taxes	12,659	7,558
Customer rebates	11,313	12,718
Wages and payroll liabilities, including vacation	11,269	8,605
Restructuring	2,936	9,689
Prepaid product discounts	1,775	4,477
Other	29,149	39,548
Accrued liabilities	$152,031	$191,427

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $30,707 for the nine months ended September 30, 2024 and $37,972 for the nine months ended September 30, 2023.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets was as follows:

(in thousands)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$41,307	$42,189
Restricted cash and restricted cash equivalents included in funds held for customers	41,258	143,893
Non-current restricted cash included in other non-current assets	3,030	2,907
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$85,595	$188,989

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 4: EARNINGS (LOSS) PER SHARE

The following table reflects the calculation of basic and diluted earnings (loss) per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings (loss) per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Earnings (loss) per share – basic:
Net income (loss)	$8,969	$(7,957)	$40,296	$11,224
Net income attributable to non-controlling interest	(38)	(26)	(103)	(80)
Net income (loss) attributable to Deluxe	8,931	(7,983)	40,193	11,144
Income allocated to participating securities	(3)	(9)	(15)	(29)
Income (loss) attributable to Deluxe available to common shareholders	$8,928	$(7,992)	$40,178	$11,115
Weighted-average shares outstanding	44,250	43,663	44,106	43,498
Earnings (loss) per share – basic	$0.20	$(0.18)	$0.91	$0.26

Earnings (loss) per share – diluted:
Net income (loss)	$8,969	$(7,957)	$40,296	$11,224
Net income attributable to non-controlling interest	(38)	(26)	(103)	(80)
Net income (loss) attributable to Deluxe	8,931	(7,983)	40,193	11,144
Income allocated to participating securities	(3)	(9)	(12)	(29)
Re-measurement of share-based awards classified as liabilities	(7)	—	(45)	—
Income (loss) attributable to Deluxe available to common shareholders	$8,921	$(7,992)	$40,136	$11,115
Weighted-average shares outstanding	44,250	43,663	44,106	43,498
Dilutive impact of potential common shares	556	—	550	273
Weighted-average shares and potential common shares outstanding	44,806	43,663	44,656	43,771
Earnings (loss) per share – diluted	$0.20	$(0.18)	$0.90	$0.25
Antidilutive potential common shares excluded from calculation	1,205	1,450	1,205	1,450

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income (loss) was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income (loss)
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$1,066	$1,066	Other income
Net actuarial loss	(334)	(568)	(1,001)	(1,705)	Other income
Total amortization	21	(213)	65	(639)	Other income
Tax (expense) benefit	(44)	17	(133)	49	Income tax (provision) benefit
Amortization of postretirement benefit plan items, net of tax	(23)	(196)	(68)	(590)	Net income (loss)
Realized gain on cash flow hedges	830	984	2,640	2,191	Interest expense
Tax expense	(223)	(264)	(712)	(588)	Income tax (provision) benefit
Realized gain on cash flow hedges, net of tax	607	720	1,928	1,603	Net income (loss)
Currency translation adjustment(1)	—	—	—	(863)	Gain (loss) on sale of businesses and long-lived assets
Total reclassifications, net of tax	$584	$524	$1,860	$150

(1) Relates to the sale of our North American web hosting business during the quarter ended June 30, 2023 (Note 6).

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive loss before reclassifications	—	(1,013)	(951)	(1,964)
Amounts reclassified from accumulated other comprehensive loss	68	(1,928)	—	(1,860)
Net current-period other comprehensive income (loss)	68	(2,941)	(951)	(3,824)
Balance, September 30, 2024	$(19,756)	$(3,227)	$(10,869)	$(33,852)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $375.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities(1)	Net unrealized gain on cash flow hedges(2)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26,872)	$(909)	$2,593	$(12,076)	$(37,264)
Other comprehensive (loss) income before reclassifications	—	(183)	8,487	460	8,764
Amounts reclassified from accumulated other comprehensive loss	590	—	(1,603)	863	(150)
Net current-period other comprehensive income (loss)	590	(183)	6,884	1,323	8,614
Balance, September 30, 2023	$(26,282)	$(1,092)	$9,477	$(10,753)	$(28,650)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $63.

(2) Other comprehensive income before reclassifications is net of income tax expense of $3,114.

NOTE 6: DIVESTITURES

In September and December 2023, we executed agreements allowing for the conversion of our U.S. and Canadian payroll and human resources services customers to other service providers. We recognized related income of $5,208 during the quarter ended September 30, 2024 and $28,190 during the nine months ended September 30, 2024, and we received related cash proceeds of $18,321 during the nine months ended September 30, 2024. The income recognized is included in gain (loss) on sale of businesses and long-lived assets on the consolidated statements of comprehensive income (loss). Recognition of the remaining income will be based on actual customer conversion and retention activity, which we expect to be completed during the fourth quarter of 2024. These businesses generated annual revenue of approximately $27,000 during 2023. During the quarter ended September 30, 2024, we recognized a related pretax goodwill impairment charge of $6,700, as we determined that the remaining cash flows expected to be generated by these businesses no longer supported the carrying value of the related reporting unit as of September 30, 2024. Subsequent to the impairment charge, the remaining goodwill balance for this reporting unit was $1,043. In conjunction with our phased transition out of these businesses, we expect that this goodwill will be fully impaired during the fourth quarter of 2024. During the nine months ended September 30, 2024, we also recognized a gain of $1,000 on the sale of a small business distributor customer list.

In June 2023, we completed the sale of our North American web hosting and logo design businesses for net cash proceeds of $31,230. During the quarter ended September 30, 2023, we recorded an out-of-period correcting adjustment that decreased the gain recognized on this sale by $4,457. This adjustment was not material to the period or any other historical interim or annual period. During the nine months ended September 30, 2023, we recognized a pretax gain of $17,486 on this sale. These businesses generated revenue of approximately $28,000 during 2023, through the sale date. Further information regarding this sale can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our interest rate risk management strategy, we have entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt (Note 12). Our derivative instruments were comprised of the following:

					September 30, 2024	December 31, 2023
(in thousands)	Notional amount	Interest rate(1)	Maturity	Balance sheet location	Fair value asset / (liability)	Fair value asset / (liability)
June 2023 amortizing interest rate swap:
	$222,932	4.249%	June 2026	Other non-current liabilities	$(3,500)	$(2,158)
March 2023 interest rate swap:
	200,000	4.003%	March 2026	Other non-current liabilities and other non-current assets	(807)	287
September 2022 interest rate swap:
	300,000	3.990%	September 2025	Accrued liabilities and other non-current assets	(73)	1,519

(1) In addition, an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, is paid on amounts outstanding under our credit facility (Note 12).

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve on the date of measurement. The cash flow hedges were fully effective as of September 30, 2024 and December 31, 2023, and their impact on consolidated net income and the consolidated statements of cash flows was not material. We also expect that the amount that will be reclassified to interest expense during the next 12 months will not be material.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 8: FAIR VALUE MEASUREMENTS

Goodwill impairment analyses – Our policy regarding goodwill impairment can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K. This policy explains our methodology for assessing the impairment of goodwill.

In completing the 2024 annual impairment analysis as of July 31, 2024, we elected to perform quantitative analyses for certain of our reporting units: Merchant Services, Treasury Management and Business Essentials. These quantitative analyses indicated that the estimated fair values of the reporting units exceeded their carrying values. In determining the estimated fair values of our reporting units, we are required to estimate a number of factors, including revenue growth rates; earnings before interest, taxes, depreciation and amortization ("EBITDA") margins; terminal growth rates; discount rates; and the allocation of shared and corporate items. These assumptions require significant judgement. Actual results may differ from our assumptions and may result in future impairment charges.

We elected to complete qualitative analyses for our remaining reporting units with goodwill. These qualitative analyses evaluated factors, including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses completed in prior periods. In completing these qualitative assessments, we noted no changes in events or circumstances that indicated it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, no goodwill impairment charges were recorded as a result of our 2024 annual impairment analysis.

As of September 30, 2024, we also completed a quantitative analysis of the goodwill related to our U.S. and Canadian payroll and human resources services business, which we are currently in the process of exiting. This analysis resulted in a pretax goodwill impairment charge of $6,700 during the quarter ended September 30, 2024. Further information can be found in Note 6.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Derivative liabilities (Note 7)	Accrued liabilities and other non-current liabilities	$(4,380)	$(4,380)	$—	$(4,380)	$—
Amortized cost:
Cash	Cash and cash equivalents	41,307	41,307	41,307	—	—
Cash	Funds held for customers	41,258	41,258	41,258	—	—
Cash	Other non-current assets	3,030	3,030	3,030	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,314	14,278	—	—	14,278
Long-term debt	Current portion of long-term debt and long-term debt	1,531,527	1,515,895	—	1,515,895	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$22,000	$22,000	$22,000	$—	$—
Derivative assets (Note 7)	Other non-current assets	1,806	1,806	—	1,806	—
Derivative liability (Note 7)	Other non-current liabilities	(2,158)	(2,158)	—	(2,158)	—
Amortized cost:
Cash	Cash and cash equivalents	49,962	49,962	49,962	—	—
Cash	Funds held for customers	383,134	383,134	383,134	—	—
Cash	Other non-current assets	2,937	2,937	2,937	—	—
Loans and notes receivable from distributors	Other current assets and other non-current assets	13,430	13,249	—	—	13,249
Long-term debt	Current portion of long-term debt and long-term debt	1,592,851	1,554,028	—	1,554,028	—

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. Our various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. As part of these initiatives, we have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. The associated expense, which consisted primarily of consulting and severance costs, was approximately $11,000 during the quarter ended September 30, 2024 and $20,000 during the quarter ended September 30, 2023. For the nine months ended September 30, 2024 and September 30, 2023, the associated expense was approximately $33,000 and $35,000, respectively. To date, we have incurred expense of approximately $80,000, and we anticipate that we will incur additional North Star restructuring and integration expense of approximately $30,000 through 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income (loss) as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total cost of revenue	$234	$6,429	$1,132	$10,868
Operating expenses	11,031	22,935	35,899	60,067
Restructuring and integration expense	$11,265	$29,364	$37,031	$70,935

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
External consulting and other costs	$8,614	$10,939	$25,733	$31,561
Employee severance benefits	902	11,179	2,459	17,526
Internal labor	381	2,469	1,602	6,341
Other	1,368	4,777	7,237	15,507
Restructuring and integration expense	$11,265	$29,364	$37,031	$70,935

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets and represent expected cash payments required to satisfy the remaining severance obligations to those employees already terminated and those expected to be terminated under our various initiatives. The majority of the employee reductions, as well as the related severance payments, are expected to be completed by mid-2025.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2023	$9,689
Charges	2,961
Reversals	(502)
Payments	(9,212)
Balance, September 30, 2024	$2,936

The charges and reversals presented in the rollforward of our restructuring and integration accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued liabilities on the consolidated balance sheets.

NOTE 10: INCOME TAX PROVISION

Our effective income tax rate was 33.6% for the quarter ended September 30, 2024 and 33.7% for the nine months ended September 30, 2024, compared to an effective income tax rate of 34.1% for the year ended December 31, 2023. While there was a larger tax rate benefit from business exit activity in 2023 than in 2024, the 2024 tax rate benefited from lower tax impacts for share-based compensation, foreign operations and tax return to provision adjustments. For comparison, the reconciliation of our effective income tax rate for 2023 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements appearing in the 2023 Form 10-K.

Our effective income tax rate for the quarter ended September 30, 2023 was 13.0%. This tax rate was driven by the pretax loss for the period, the impact of discrete items related to our business exit activity, and an increase in our state effective income tax rate during the quarter.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Our effective income tax rate for the nine months ended September 30, 2023 was 45.0%. This tax rate was driven by the lower pretax income for the period, combined with tax expense related to share-based compensation and our foreign operations, including the repatriation of foreign earnings.

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

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income (loss) and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest cost	$435	$496	$1,306	$1,489
Expected return on plan assets	(2,099)	(1,830)	(6,296)	(5,490)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	334	568	1,001	1,705
Net periodic benefit income	$(1,685)	$(1,121)	$(5,055)	$(3,362)

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Senior, secured term loan facility	$790,563	$877,187
Senior, unsecured notes	475,000	475,000
Amounts drawn on senior, secured revolving credit facility	209,000	252,000
Securitization obligations	65,776	—
Total principal amount	1,540,339	1,604,187
Less: unamortized discount and debt issuance costs	(8,812)	(11,336)
Total debt, net of discount and debt issuance costs	1,531,527	1,592,851
Less: current portion of long-term debt, net of debt issuance costs	(71,914)	(86,153)
Long-term debt	$1,459,613	$1,506,698

Maturities of long-term debt were as follows as of September 30, 2024:

(in thousands)	Debt obligations
2025	$101,063
2026	898,500
2027	65,776
2028	—
2029	475,000
Total principal amount	$1,540,339

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

Interest is payable on the credit facility at a fluctuating rate of interest determined by reference to the Secured Overnight Financing Rate ("SOFR") plus an applicable margin ranging from 1.5% to 2.5%, depending on our consolidated total leverage ratio, as defined in the credit agreement, and a commitment fee is payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.60% as of September 30, 2024 and 6.83% as of December 31, 2023, including the impact of interest rate swaps that effectively convert a portion of our variable-rate debt to fixed-rate debt. Further information regarding the interest rate swaps can be found in Note 7.

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

The credit agreement also includes requirements regarding our consolidated total leverage ratio and our consolidated secured leverage ratio, as defined in the credit agreement. During each remaining quarterly period, the consolidated total leverage ratio may not equal or exceed 4.25 to 1.00 and the consolidated secured leverage ratio may not equal or exceed 3.50 to 1.00. In addition, we must maintain a minimum interest coverage ratio of at least 3.00 to 1.00 throughout the remaining term of the credit facility. Failure to meet any of the above requirements would result in an event of default that would allow lenders to declare amounts outstanding immediately due and payable and would allow the lenders to enforce their interests against collateral pledged if we are unable to settle the amounts outstanding. We were in compliance with all debt covenants as of September 30, 2024.

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

As of September 30, 2024, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Available borrowings
Revolving credit facility commitment	$500,000
Amounts drawn on revolving credit facility	(209,000)
Outstanding letters of credit(1)	(7,673)
Net available for borrowing as of September 30, 2024	$283,327

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior, unsecured notes – In June 2021, we issued $500,000 of 8.0% senior unsecured notes that mature in June 2029. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds from the notes were used to fund the acquisition of First American Payment Systems, L.P. in June 2021. Interest payments are due each June and December. During 2022, we settled $25,000 of these notes via open market purchases.

The indenture governing the notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things, incur additional indebtedness and liens, issue redeemable stock and preferred stock, pay dividends and distributions, make loans and investments, and consolidate or merge or sell all or substantially all of our assets.

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, entered into a receivables financing agreement (the “Securitization Facility”) with a group of financial institutions. The agreement terminates in March 2027, unless extended in accordance with its terms. The maximum amount available under the Securitization Facility is $80,000,

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

subject to certain borrowing base adjustments. Under the agreement, we sold and will continue to automatically sell certain of our accounts receivable to the subsidiary as collateral for borrowings under the facility. Borrowings bear interest at SOFR plus an applicable margin, and a commitment fee is payable on the unused portion of the facility. Interest and fees are due monthly. As of September 30, 2024, $65,776 was outstanding under the facility at an interest rate of 6.64%. We utilized the proceeds from these borrowings to prepay amounts due under our secured term loan facility.

The Securitization Facility is accounted for as a collateralized financing activity, rather than the sale of assets. As such, the subsidiary is consolidated, and the receivable balances pledged as collateral are presented as accounts receivable on the consolidated balance sheet, and the borrowings are presented as long-term debt. Cash receipts related to the underlying receivables are reflected as operating cash flows and borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statement of cash flows.

NOTE 13: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services, including, without limitation, service failures, breach of security, intellectual property rights, governmental regulations and/or employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract. In disposing of assets or businesses, we often provide representations, warranties and/or indemnities to cover various risks including, for example, unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition. We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of September 30, 2024 or December 31, 2023.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims plus those incurred, but not reported, and totaled $9,047 as of September 30, 2024 and $9,024 as of December 31, 2023. These accruals are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value. The difference between the discounted and undiscounted liability was not material as of September 30, 2024 or December 31, 2023.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – Recorded liabilities for legal matters, as well as related charges recorded in each period, were not material to our financial position, results of operations or cash flows during the periods presented, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or cash flows, upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or cash flows in the period in which the ruling occurs or in future periods.

NOTE 14: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the nine months ended September 30, 2024 or September 30, 2023, and $287,452 remained available for repurchase as of September 30, 2024.

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

The accounting policies of the segments are the same as those described in the Notes to Consolidated Financial Statements included in the 2023 Form 10-K. We allocate corporate costs for our shared services functions to our business segments when the costs are directly attributable to a segment. This includes certain sales and marketing, supply chain, real estate, finance, information technology and legal costs. Costs that are not directly attributable to a business segment are reported as Corporate operations and consist primarily of marketing, accounting, information technology, human resources, facilities, executive management, and legal, tax and treasury costs that support the corporate function.

All of our segments operate primarily in the U.S., with some operations in Canada. Through June 2023, we operated our former web hosting business in portions of Europe and through partners in Central and South America. Revenue and long-lived assets related to our foreign operations were not material to our consolidated financial statements during the periods covered by this report. No single customer accounted for more than 10% of consolidated revenue during the nine months ended September 30, 2024 and 2023.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following is our segment information for the quarters and nine months ended September 30, 2024 and 2023. The segment information for 2023 has been recast to reflect our current segment structure.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Merchant Services:
Revenue	$93,531	$87,984	$288,536	$268,556
Adjusted EBITDA	17,752	17,393	58,377	53,120
B2B Payments:
Revenue	75,140	74,581	214,788	226,118
Adjusted EBITDA	15,264	16,074	42,537	44,741
Data Solutions:
Revenue	61,065	64,080	178,169	167,735
Adjusted EBITDA	17,485	15,317	48,150	38,956
Print:
Revenue	297,313	304,282	909,393	942,839
Adjusted EBITDA	97,407	98,044	282,226	298,015
Total reportable segments:
Revenue	$527,049	$530,927	$1,590,886	$1,605,248
Adjusted EBITDA	147,908	146,828	431,290	434,832
All other:(1)
Revenue	1,395	6,917	10,329	49,648
Adjusted EBITDA	448	4,130	5,672	22,170
Total:
Revenue	$528,444	$537,844	$1,601,215	$1,654,896
Adjusted EBITDA	148,356	150,958	436,962	457,002

(1) Includes our North American web hosting and logo design businesses, which were sold in June 2023, and our payroll and human resources services business, which we are in the process of exiting (Note 6).

The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income (loss) before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total segment adjusted EBITDA	$148,356	$150,958	$436,962	$457,002
Corporate operations	(43,454)	(49,068)	(128,217)	(146,304)
Depreciation and amortization expense	(44,277)	(38,857)	(127,716)	(124,985)
Interest expense	(29,905)	(32,034)	(90,910)	(93,982)
Net income attributable to non-controlling interest	38	26	103	80
Asset impairment charge	(6,700)	—	(6,700)	—
Restructuring and integration expense	(11,265)	(29,364)	(37,031)	(70,935)
Share-based compensation expense	(4,842)	(4,539)	(14,972)	(15,889)
Certain legal-related benefit (expense)	350	(1,949)	50	(2,195)
Gain (loss) on sale of businesses and long-lived assets	5,208	(4,324)	29,190	17,618
Income (loss) before income taxes	$13,509	$(9,151)	$60,759	$20,410

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$176,827	$—	$176,827
Merchant services	93,531	—	—	—	—	93,531
Promotional solutions	—	—	—	61,264	—	61,264
Forms and other business products	—	—	—	59,222	—	59,222
Treasury management solutions	—	58,574	—	—	—	58,574
Data-driven marketing	—	—	56,520	—	—	56,520
Other	—	16,566	4,545	—	1,395	22,506
Total revenue	$93,531	$75,140	$61,065	$297,313	$1,395	$528,444

	Quarter Ended September 30, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$179,990	$—	$179,990
Merchant services	87,984	—	—	—	—	87,984
Promotional solutions	—	—	—	62,309	—	62,309
Forms and other business products	—	—	—	61,983	—	61,983
Treasury management solutions	—	59,224	—	—	—	59,224
Data-driven marketing	—	—	59,561	—	—	59,561
Other	—	15,357	4,519	—	6,917	26,793
Total revenue	$87,984	$74,581	$64,080	$304,282	$6,917	$537,844

	Nine Months Ended September 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$534,672	$—	$534,672
Merchant services	288,536	—	—	—	—	288,536
Promotional solutions	—	—	—	193,343	—	193,343
Forms and other business products	—	—	—	181,378	—	181,378
Treasury management solutions	—	169,000	—	—	—	169,000
Data-driven marketing	—	—	163,339	—	—	163,339
Other	—	45,788	14,830	—	10,329	70,947
Total revenue	$288,536	$214,788	$178,169	$909,393	$10,329	$1,601,215

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Nine Months Ended September 30, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$545,061	$—	$545,061
Merchant services	268,556	—	—	—	—	268,556
Promotional solutions	—	—	—	203,542	1,456	204,998
Forms and other business products	—	—	—	194,236	—	194,236
Treasury management solutions	—	180,864	—	—	—	180,864
Data-driven marketing	—	—	153,346	—	—	153,346
Other	—	45,254	14,389	—	48,192	107,835
Total revenue	$268,556	$226,118	$167,735	$942,839	$49,648	$1,654,896

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

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2023 Form 10-K. Having substantially completed our infrastructure modernization initiatives, we have shifted our focus to growth investments, primarily in our payments and data businesses, so that we can continue to drive scale, with the goal of growing profits faster than revenue. Our operations continue to benefit from our disciplined pricing actions and overall cost management. During the third quarter of 2023, we announced our North Star program, the goal of which is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) driving increased cash flow, (3) paying down debt, and (4) improving our leverage ratio. We have started to see the benefits of our North Star initiatives, with both adjusted EBITDA and adjusted EBITDA margin for the first nine months of the year improving over 2023, excluding the impact of business exits. In addition, free cash flow increased $30 million for the first nine months of 2024, as compared to the first nine months of 2023, and net debt as of September 30, 2024 decreased $31 million from the prior year end. Further information can be found in Restructuring and Integration Expense.

Realignment – Effective January 1, 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure during 2023. Information regarding our realigned reportable segments for the third quarter and first nine months of 2024 and 2023 can be found under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

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

2024 Financial Results

2024 earnings vs. 2023 – Multiple factors drove the increase in net income for the first nine months of 2024, as compared to the first nine months of 2023, including:

•price increases in response to the inflationary environment, primarily in the Print and Merchant Services segments;

•a $34 million decrease in restructuring and integration expense;

•the benefit of actions taken to optimize our cost structure, including workforce adjustments, marketing refinement and real estate rationalization;

•an increase of $12 million in gains on the sale of businesses and long-lived assets: and

•revenue growth in the Data Solutions and Merchant Services segments.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks, business forms and some business accessories;

•the elimination of the earnings generated by exited businesses, as well as a related $7 million pretax goodwill impairment charge;

•inflationary pressures on hourly wages, materials and delivery; and

•an increase in bad debt expense of $7 million, primarily related to certain specific accounts receivable reserve adjustments in the Print segment.

Diluted EPS of $0.90 for the first nine months of 2024, as compared to $0.25 for the first nine months of 2023, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher shares outstanding in 2024. Adjusted diluted EPS for the first nine months of 2024 was $2.46 compared to $2.53 for the first nine months of 2023, and excludes the impact of non-cash items or items that we believe are not indicative of our current period operating performance. The decrease in adjusted diluted EPS was driven by the continuing secular decline in checks, business forms and some business accessories, as well as the impact of business exits, which we estimate reduced adjusted diluted EPS by approximately $0.24 year over year, inflationary pressures on our cost structure, and increased bad debt expense. These decreases in adjusted diluted EPS were partially offset by price increases in response to the inflationary environment, the benefit of various cost optimization actions across functional areas, and revenue growth in the Data Solutions and Merchant Services segments. A reconciliation of diluted EPS to adjusted diluted EPS can be found in Consolidated Results of Operations.

Cash flows and liquidity – Net cash provided by operating activities increased $19 million for the first nine months of 2024, as compared to the first nine months of 2023, driven, in large part, by our pricing and cost management initiatives and a reduction in restructuring costs in 2024. In addition, payments for cloud computing implementation costs decreased $6 million related to costs incurred in 2023 for the implementation of our enterprise resource planning ("ERP") system, and performance-based compensation payments decreased $5 million compared to the prior year. Partially offsetting these increases in operating cash flow was the continuing secular decline in checks, business forms and some business accessories, as well as the impact of our business exits and inflationary pressures on our cost structure. In addition, payments for income taxes increased $4 million related primarily to foreign tax payments. Free cash flow increased $30 million for the first nine months of 2024, as compared to the first nine months of 2023. Total debt was $1.53 billion and net debt was $1.49 billion as of September 30, 2024. We held cash and cash equivalents of $41 million as of September 30, 2024, and liquidity was $325 million. Our capital allocation priorities are to reduce our debt and net leverage, deliver high return internal investments and pay our dividend. We continue to responsibly invest the free cash flow generated by our Print business into our growth businesses. A reconciliation of free cash flow, net debt and liquidity to the comparable GAAP financial measures can be found in Consolidated Results of Operations.

Recent market conditions – We continually monitor the interest rate environment and its impact on our outstanding debt. As of September 30, 2024, we held interest rate swaps that effectively convert $723 million of our variable-rate debt to a fixed rate. As a result, 78% of our debt had a weighted-average fixed rate of 7.0% as of September 30, 2024, which partially insulates us from future interest rate increases.

We continue to monitor inflationary pressures on our labor, delivery and material costs. In response to the inflationary environment, we implemented targeted price increases, primarily in our Print and Merchant Services segments. Despite the price changes, we continue to experience healthy revenue volumes, demonstrating the strength of our business and continued demand for our products. We have, at times, experienced some supply disruptions impacting certain printed products in our Print segment. We continuously monitor our supply chain to avoid delays or disruptions. We have also experienced labor supply issues in portions of our business. It remains difficult to estimate the severity and duration of inflation or supply chain and labor issues on our business, financial position or results of operations.

We also monitor trends in small business sentiment and consumer discretionary spending. We review many data sources, including information from the credit card brands, the Federal Reserve and other economic forecast providers, as well as our own proprietary data. These trends impact multiple areas of our portfolio, most notably our Merchant Services and Print segments. Our year-to-date performance reflected the generally stable economic environment. While consumers remain under pressure in some areas, we believe downward trends in discretionary consumer spending have largely stabilized. At the same time, we have seen demand soften for some of our discretionary promotional products in the Print segment. These data points are reflected in our 2024 revenue outlook.

Outlook for 2024

We expect that revenue for 2024 will be between $2.12 billion and $2.14 billion, compared to 2023 revenue of $2.19 billion, which included revenue of approximately $56 million from our business exits. We expect that adjusted EBITDA for the full year will be between $405 million and $415 million, compared to $417 million for 2023, which included adjusted EBITDA of approximately $26 million from our business exits. We expect that adjusted diluted EPS for 2024 will be between $3.20 and $3.35, compared to $3.32 for 2023, which included approximately $0.30 from our business exits, and we expect that free cash flow for the full year will be between $90 million and $100 million, compared to $98 million for 2023. Our outlook ranges exclude the payroll and human resources services business that we are currently in the process of exiting. These estimates are subject to, among other things, prevailing macroeconomic conditions, global unrest, labor supply issues, inflation and the impact of business exits. Information regarding our outlook information can be found in Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section.

As of September 30, 2024, we held cash and cash equivalents of $41 million and $283 million was available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $100 million for the full year, as compared to $101 million for 2023, as we continue with important innovation investments and building scale across our product categories. We also expect that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We were in compliance with our debt covenants as of September 30, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$528,444	$537,844	(1.7%)	$1,601,215	$1,654,896	(3.2%)

The decreases in total revenue for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven, in part, by the business exits discussed in Executive Overview, which resulted in a decrease in revenue of approximately $6 million for the third quarter of 2024 and $39 million for the first nine months of 2024. Also contributing to the decrease in revenue was the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as a decrease in treasury management revenue due to reduced lockbox processing volumes and the transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. Partially offsetting these decreases in revenue were price increases in response to the inflationary environment, primarily in the Print and Merchant Services segments, as well as revenue growth in the Merchant Services segment driven by both volume and new customers. In addition, for the first nine months of 2024, strong demand for our data-driven marketing services drove a $10 million increase in revenue.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Merchant Services	17.7%	16.4%	18.0%	16.2%
B2B Payments	14.2%	13.8%	13.4%	13.7%
Data Solutions	11.5%	11.9%	11.1%	10.1%
Print	56.3%	56.6%	56.8%	57.0%
All other	0.3%	1.3%	0.7%	3.0%
Total revenue	100.0%	100.0%	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total cost of revenue	$246,577	$255,127	(3.4%)	$747,020	$775,737	(3.7%)
Total cost of revenue as a percentage of total revenue	46.7%	47.4%	(0.7) pts.	46.7%	46.9%	(0.2) pts.

Cost of revenue consists primarily of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The decreases in total cost of revenue for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven by reduced revenue volume from the continuing secular decline in checks, business forms and some business accessories, as well as the benefit of our various cost optimization initiatives and the decrease in treasury management revenue. In addition, restructuring and integration expense included in cost of revenue decreased $6 million for the third quarter of 2024 and $10 million for the first nine months of 2024, and total cost of revenue decreased approximately $2 million for the third quarter of 2024 and $15 million for the first nine months of 2024 due to the business exits discussed under Executive Overview. Partially offsetting these decreases in cost of revenue was the revenue growth in Merchant Services and inflationary pressure on hourly wages, materials and delivery. In addition, for the first nine months of 2024, strong demand for our data-driven marketing services drove an increase in cost of revenue, and we recorded additional amortization expense of $3 million related to the acceleration of amortization on the assets of our payroll and human resources services business, which we are currently in the process of exiting.

Total cost of revenue as a percentage of total revenue for the third quarter and first nine months of 2024 decreased as compared to the same periods in 2023, as the benefits of our pricing and cost optimization actions, the lower restructuring and integration expense and changes in campaign timing and client mix in Data Solutions more than offset the inflationary impacts and the accelerated amortization expense associated with our business exits.

Consolidated Selling, General & Administrative ("SG&A") Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
SG&A expense	$227,764	$233,891	(2.6%)	$695,677	$726,880	(4.3%)
SG&A expense as a percentage of total revenue	43.1%	43.5%	(0.4) pts.	43.4%	43.9%	(0.5) pts.

The decreases in SG&A expense for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven, in large part, by our various cost management actions, including workforce adjustments, marketing optimization and real estate rationalization, as well as a decrease related to the business exits discussed under Executive Overview of approximately $1 million for the third quarter of 2024 and $10 million for the first nine months of 2024. For the first nine months of 2024, these decreases in SG&A expense were partially offset by a $7 million increase in bad debt expense, primarily related to certain specific accounts receivable reserve adjustments in the Print segment.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Restructuring and integration expense	$11,031	$22,935	$(11,904)	$35,899	$60,067	$(24,168)

We continue to pursue several initiatives designed to focus our business behind our growth strategy and to increase our efficiency. The amount of restructuring and integration expense is expected to vary from period to period as we execute these initiatives. Further information regarding these costs can be found in Restructuring and Integration Expense in this MD&A discussion.

Asset Impairment Charge

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Asset impairment charge	$6,700	$—	$6,700	$6,700	$—	$6,700

During the quarter ended September 30, 2024, we recorded a goodwill impairment charge related to the exit from our U.S. and Canadian payroll and human resources services business. Further information can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Gain (Loss) on Sale of Businesses and Long-Lived Assets

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Gain (loss) on sale of businesses and long-lived assets	$5,208	$(4,324)	$9,532	$29,190	$17,618	$11,572

As discussed in Executive Overview, we are currently in the process of exiting our payroll and human resources services business, and we recognized income of $5 million during the third quarter of 2024 and $28 million during the first nine months of 2024 related to customer conversion agreements executed in 2023. In June 2023, we completed the sale of our North American web hosting and logo design businesses. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Interest expense	$29,905	$32,034	(6.6%)	$90,910	$93,982	(3.3%)
Weighted-average debt outstanding	1,572,201	1,682,442	(6.6%)	1,588,327	1,691,137	(6.1%)
Weighted-average interest rate	7.1%	7.1%	—	7.1%	7.0%	0.1 pts.

The decreases in interest expense for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were primarily due to the decrease in average debt outstanding. For the first nine months of 2024, this decrease was partially offset by the impact of higher interest rates. Based on the amount of variable-rate debt outstanding as of September 30, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $1 million for the remainder of 2024.

Income Tax Provision (Benefit)

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Income tax provision (benefit)	$4,540	$(1,194)	480.2%	$20,463	$9,186	122.8%
Effective income tax rate	33.6%	13.0%	20.6 pts.	33.7%	45.0%	(11.3) pts.

The change in our effective income tax rate for the third quarter of 2024, as compared to the third quarter of 2023, was driven primarily by the pretax loss for the third quarter of 2023, as well as discrete items related to our business exit activity in each period.

The effective income tax rate decreased for the first nine months of 2024, as compared to the first nine months of 2023, as the higher tax rate benefit from business exit activity in 2023 was more than offset by lower tax rate impacts in 2024 from share-based compensation and the repatriation of foreign earnings.

Net Income (Loss) / Diluted Earnings (Loss) Per Share

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	Change	2024	2023	Change
Net income (loss)	$8,969	$(7,957)	212.7%	$40,296	$11,224	259.0%
Diluted earnings (loss) per share	0.20	(0.18)	211.1%	0.90	0.25	260.0%
Adjusted diluted EPS(1)	0.84	0.79	6.3%	2.46	2.53	(2.8%)

(1) Information regarding the calculation of adjusted diluted EPS can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

Multiple factors drove the increase in net income for the third quarter of 2024, as compared to the third quarter of 2023, including:

•pricing and cost optimization actions;

•an $18 million reduction in restructuring and integration expense;

•an increase of $10 million in gains on the sale of businesses and long-lived assets:

•revenue growth in Merchant Services; and

•a $2 million reduction in interest expense.

Partially offsetting these increases in net income were the following factors:

•the continuing secular decline in checks, business forms and some business accessories;

•the elimination of the earnings generated by exited businesses, as well as a related $7 million pretax goodwill impairment charge; and

•inflationary pressures on hourly wages, materials and delivery.

Diluted EPS of $0.20 for the third quarter of 2024, as compared to a loss of $0.18 for the third quarter of 2023, reflects the increase in net income as described in the preceding paragraphs, partially offset by higher shares outstanding in 2024. The increase in adjusted diluted EPS for the third quarter of 2024, as compared to the third quarter of 2023, was driven by our pricing and cost optimization actions, revenue growth in Merchant Services and lower interest expense. Partially offsetting these increases in adjusted diluted EPS was the continuing secular decline in checks, business forms and some business accessories, as well as the impact of business exits and inflationary pressures on our cost structure.

The increases in net income and diluted EPS and the decrease in adjusted diluted EPS for the first nine months of 2024, as compared to the first nine months of 2023, were driven by the factors outlined in Executive Overview - 2024 earnings vs. 2023.

Adjusted EBITDA

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Adjusted EBITDA(1)	$104,902	$101,890	3.0%	$308,745	$310,698	(0.6%)
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)(1)	19.9%	18.9%	1.0 pts.	19.3%	18.8%	0.5 pts.

(1) Information regarding the calculation of adjusted EBITDA and adjusted EBITDA margin can be found in the following section entitled Reconciliation of Non-GAAP Financial Measures.

The increase in adjusted EBITDA for the third quarter of 2024, as compared to the third quarter of 2023, was due to the benefits of our pricing and cost optimization actions and revenue growth in Merchant Services. Partially offsetting these increases in adjusted EBITDA was the continuing secular decline in checks, business forms and some business accessories; a $4 million decline driven by the business exits discussed under Executive Overview; and inflationary pressures on hourly wages, materials and delivery.

The decrease in adjusted EBITDA for the first nine months of 2024, as compared to the first nine months of 2023, was driven by the continuing secular decline in checks, business forms and some business accessories; a $16 million decline driven by the business exits discussed under Executive Overview; inflationary pressures on hourly wages, materials and delivery; and an increase in bad debt expense of $7 million, primarily related to certain specific accounts receivable reserve adjustments in the Print segment. Partially offsetting these decreases in adjusted EBITDA were the benefits of our pricing and cost optimization actions and revenue growth in Data Solutions and Merchant Services.

Adjusted EBITDA margin increased for the third quarter and first nine months of 2024, as compared to the same periods in 2023, as pricing and cost optimization actions more than offset the inflationary pressures. For the first nine months of 2024, adjusted EBITDA margin was also negatively impacted by the increase in bad debt expense.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$134,122	$114,906
Purchases of capital assets	(69,777)	(80,809)
Free cash flow	$64,345	$34,097

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

Total debt reconciles to net debt as follows:

(in thousands)	September 30, 2024	December 31, 2023
Total debt	$1,531,527	$1,592,851
Cash and cash equivalents	(41,307)	(71,962)
Net debt	$1,490,220	$1,520,889

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

Liquidity was as follows:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$41,307	$71,962
Amount available for borrowing under revolving credit facility	283,327	240,514
Liquidity	$324,634	$312,476

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net income (loss)	$8,969	$(7,957)	$40,296	$11,224
Net income attributable to non-controlling interest	(38)	(26)	(103)	(80)
Net income (loss) attributable to Deluxe	8,931	(7,983)	40,193	11,144
Acquisition amortization	13,475	16,514	42,251	58,811
Accelerated amortization	6,851	—	16,740	—
Restructuring and integration expense	11,265	29,364	37,031	70,935
Share-based compensation expense	4,842	4,539	14,972	15,889
Certain legal-related (benefit) expense	(350)	1,949	(50)	2,195
Asset impairment charge	6,700	—	6,700	—
(Gain) loss on sale of businesses and long-lived assets	(5,208)	4,324	(29,190)	(17,618)
Adjustments, pretax	37,575	56,690	88,454	130,212
Income tax provision impact of pretax adjustments(1)	(9,001)	(13,773)	(18,845)	(30,669)
Adjustments, net of tax	28,574	42,917	69,609	99,543
Adjusted net income attributable to Deluxe	37,505	34,934	109,802	110,687
Income allocated to participating securities	(8)	—	(8)	—
Re-measurement of share-based awards classified as liabilities	(8)	—	(47)	(20)
Adjusted income attributable to Deluxe available to common shareholders	$37,489	$34,934	$109,747	$110,667

Weighted average shares and potential common shares outstanding	44,806	43,663	44,656	43,771
Adjustment(2)	—	378	11	50
Adjusted weighted average shares and potential common shares outstanding	44,806	44,041	44,667	43,821

GAAP diluted EPS	$0.20	$(0.18)	$0.90	$0.25
Adjustments, net of tax	0.64	0.97	1.56	2.28
Adjusted diluted EPS	$0.84	$0.79	$2.46	$2.53

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

Net income (loss) reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$8,969	$(7,957)	$40,296	$11,224
Net income attributable to non-controlling interest	(38)	(26)	(103)	(80)
Depreciation and amortization expense	44,277	38,857	127,716	124,985
Interest expense	29,905	32,034	90,910	93,982
Income tax provision (benefit)	4,540	(1,194)	20,463	9,186
Restructuring and integration expense	11,265	29,364	37,031	70,935
Share-based compensation expense	4,842	4,539	14,972	15,889
Certain legal-related (benefit) expense	(350)	1,949	(50)	2,195
Asset impairment charge	6,700	—	6,700	—
(Gain) loss on sale of businesses and long-lived assets	(5,208)	4,324	(29,190)	(17,618)
Adjusted EBITDA	$104,902	$101,890	$308,745	$310,698
Adjusted EBITDA margin	19.9%	18.9%	19.3%	18.8%

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to further drive shareholder value by (1) expanding our EBITDA growth trajectory, (2) increasing cash flow, (3) paying down debt, and (4) improving our leverage ratio. The various initiatives include a balanced mix of structural cost reductions focused on organizational structure, processes and operational improvements, in addition to workstreams to drive revenue growth. As part of these initiatives, we have already combined like-for-like capabilities, reduced management layers and consolidated core operations to run more efficiently and to create the ability to invest in high impact talent to accelerate our growth businesses of payments and data. We have made meaningful progress on all of the remaining North Star initiatives, and we expect we will continue to see the benefits in our results of operations for the remainder of the year and throughout 2025. For example, during the second quarter of 2024, we began the consolidation into one unified brand of all six brands acquired in 2021 as part of the First American acquisition. We expect that this will improve our marketing effectiveness and lower our costs over time. We have also made significant progress in reducing our corporate expenses, which decreased 12% for the first nine months of 2024, as compared to the first nine months of 2023. Further information regarding our restructuring and integration expense, including expenses related to our North Star program, can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

We expect that the benefits of the various North Star initiatives will continue to ramp up over the coming quarters. The overall program targets a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through September 30, 2024, we have incurred related restructuring and integration expense of approximately $80 million, and we anticipate that we will incur additional North Star restructuring and integration expense of approximately $30 million through 2025. These charges will include professional services fees, employee severance and other restructuring-related charges.

The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2024, as well as the related severance payments, are expected to be completed by mid-2025. As a result of these employee reductions, including those related to our North Star program, we expect to realize annual cost savings of approximately $10 million in cost of sales and $25 million in SG&A expense in 2024, in comparison to our 2023 results of operations. In addition, we anticipate cost savings from facility closures of approximately $3 million in 2024, in comparison to our 2023 results of operations. Note that these savings may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

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

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$93,531	$87,984	6.3%	$288,536	$268,556	7.4%
Adjusted EBITDA	17,752	17,393	2.1%	58,377	53,120	9.9%
Adjusted EBITDA margin	19.0%	19.8%	(0.8 pts.)	20.2%	19.8%	0.4 pts.

The increases in total revenue for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven by customer wins spanning our market channels, including our bank partner relationships and increasing penetration with integrated software vendors, or ISVs. In addition, revenue also benefited from favorable volume, most notably in our government channel, as well as pricing actions in the second quarter of 2024 in response to the inflationary environment. For the full year, we continue to anticipate mid to high single-digit revenue growth, even though the year-over-year comparison in the fourth quarter of 2024 will be negatively impacted by a large customer conversion that we completed in the fourth quarter of 2023.

The increases in adjusted EBITDA for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven primarily by the revenue growth and price increases. Adjusted EBITDA margin decreased for the third quarter of 2024, as compared to the third quarter of 2023, driven by year-over-year changes in customer and market channel mix, partially offset by the pricing actions. Adjusted EBITDA margin increased for the first nine months of 2024, as compared to the first nine months of 2023, driven by the scalability of this business and the pricing actions. For the full year, we expect adjusted EBITDA margin to remain in the low 20% range.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$75,140	$74,581	0.7%	$214,788	$226,118	(5.0%)
Adjusted EBITDA	15,264	16,074	(5.0%)	42,537	44,741	(4.9%)
Adjusted EBITDA margin	20.3%	21.6%	(1.3) pts.	19.8%	19.8%	—

Total revenue increased slightly for the third quarter of 2024, as compared to the third quarter of 2023, driven primarily by the implementation of new remittance processing customers and the benefit of a modest price increase implemented in response to the inflationary environment. Partially offsetting these increases in revenue were non-recurring hardware and other sales during 2023. We are in the midst of a transition from our dependency on one-time, non-recurring revenue to a recurring revenue model. As such, we are deliberately reducing focus on selling lower-margin products such as check imaging devices and one-time software licenses.

Total revenue decreased for the first nine months of 2024, as compared to the first nine months of 2023, driven primarily by reduced lockbox processing volumes and the reduction in non-recurring revenue streams. We currently have a number of new remittance processing customers in the implementation phase. Partially offsetting these decreases in revenue was the benefit of a modest price increase implemented in response to the inflationary environment and new client implementations in the third quarter of 2024. For the full year, we anticipate that revenue will decline in the low single-digit percentage range as we continue to transition to recurring revenue.

Adjusted EBITDA decreased for the third quarter of 2024, as compared to the third quarter of 2023, driven by impacts from the initial onboarding of new remittance processing customers during the quarter and the non-recurring business in 2023. These reductions in adjusted EBITDA were partially offset by the modest price increase. Adjusted EBITDA decreased for the first nine months of 2024, as compared to the first nine months of 2023, driven primarily by the revenue decline for the period, inflationary pressures on labor costs and costs related to the initial onboarding of new remittance processing customers during the third quarter of 2024. Partially offsetting these decreases in adjusted EBITDA was the benefit of cost optimization initiatives, including the consolidation of our lockbox processing operations, as well as the modest price increase. We expect that adjusted EBITDA margins for this business will be in the low to mid-20% range as we complete the on-boarding of new customers over the next several quarters and our cost structure stabilizes.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$61,065	$64,080	(4.7%)	$178,169	$167,735	6.2%
Adjusted EBITDA	17,485	15,317	14.2%	48,150	38,956	23.6%
Adjusted EBITDA margin	28.6%	23.9%	4.7 pts.	27.0%	23.2%	3.8 pts.

The decrease in total revenue for the third quarter of 2024, as compared to the third quarter of 2023, was driven primarily by data-driven marketing campaign timing dynamics during each period. This business experiences some quarter-to-quarter volatility driven by the timing of our customers' marketing campaigns.

The increase in total revenue for the first nine months of 2024, as compared to the first nine months of 2023, was driven primarily by strong demand for customer acquisition marketing activities across both our base of core financial institution partners, as well as our growing portfolio of other clients. New campaign activity remains strong, and we anticipate that our mid- to high single-digit longer term growth outlook remains appropriate from a full year perspective.

Adjusted EBITDA for the third quarter and first nine months of 2024 increased compared to the same periods in 2023, driven primarily by changes in campaign timing and client mix and our cost optimization actions. For the first nine months of 2024, adjusted EBITDA also benefited from the increase in data-driven marketing volume. Adjusted EBITDA margin increased for the third quarter and first nine months of 2024, as compared to the same periods in 2023, driven primarily by changes in client mix and cost optimization actions. We anticipate that adjusted EBITDA margin will continue to be in the low to mid-20% range going forward.

Print

Results for our Print segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Total revenue	$297,313	$304,282	(2.3%)	$909,393	$942,839	(3.5%)
Adjusted EBITDA	97,407	98,044	(0.6%)	282,226	298,015	(5.3%)
Adjusted EBITDA margin	32.8%	32.2%	0.6 pts.	31.0%	31.6%	(0.6) pts.

The decreases in total revenue for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven primarily by the continuing secular decline in order volumes for checks, business forms and some business accessories, as well as some demand softness for our promotional products. These decreases in revenue were partially offset by pricing actions in response to the inflationary environment. For the full year, we expect that the percentage revenue decline will be in the low to mid-single digits.

The decreases in adjusted EBITDA for the third quarter and first nine months of 2024, as compared to the same periods in 2023, were driven by the secular decline in order volumes, reduced volume for our promotional products, and inflationary pressures on delivery and materials. In addition, for the nine month period, adjusted EBITDA was impacted by increased bad debt expense, primarily related to certain specific accounts receivable reserve adjustments. These decreases in adjusted EBITDA were partially offset by pricing actions in response to the inflationary environment, as well as the benefit of various cost optimization initiatives. We remain focused on operating expense discipline and overall efficiency in this segment.

Adjusted EBITDA margin increased for the third quarter of 2024, as compared to the third quarter of 2023, driven by the pricing actions and the benefit of our cost optimization strategies as we continue to drive supply chain efficiency and capacity utilization, while leveraging our print-on-demand investments. Adjusted EBITDA margin decreased for the first nine months of 2024, as compared to the first nine months of 2023, as the impact of inflationary cost pressures, the lower order volumes and the increased bad debt expense more than offset the benefit of pricing and cost optimization actions. For the full year, we continue to expect adjusted EBITDA margin in the low 30% range.

CASH FLOWS AND LIQUIDITY

As of September 30, 2024, we held cash and cash equivalents of $41 million and restricted cash and restricted cash equivalents included in funds held for customers and other non-current assets of $44 million. The following table shows our cash flow activity for the nine months ended September 30, 2024 and 2023 and should be read in conjunction with the consolidated statements of cash flows appearing in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net cash provided by operating activities	$134,122	$114,906	$19,216
Net cash used by investing activities	(51,323)	(50,735)	(588)
Net cash used by financing activities	(452,081)	(213,590)	(238,491)
Effect of exchange rate change on cash, cash equivalents, restricted cash and restricted cash equivalents	(3,156)	993	(4,149)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	$(372,438)	$(148,426)	$(224,012)
Free cash flow(1)	$64,345	$34,097	$30,248
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $19 million for the first nine months of 2024, as compared to the first nine months of 2023, driven, in large part, by our pricing and cost management initiatives and a reduction in restructuring costs in 2024. In addition, payments for cloud computing implementation costs decreased $6 million related to costs incurred in 2023 for the implementation of our ERP system, and performance-based compensation payments decreased $5 million compared to the prior year. Partially offsetting these increases in operating cash flow was the continuing secular decline in checks, business forms and some business accessories, as well as the impact of our business exits and inflationary pressures on our cost structure. In addition, payments for income taxes increased $4 million related primarily to foreign tax payments.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Interest payments	$82,778	$80,707	$2,071
Performance-based compensation payments(1)	39,045	44,316	(5,271)
Income tax payments	35,599	31,261	4,338
Prepaid product discount payments	22,945	21,798	1,147
Severance payments	9,212	11,448	(2,236)
Payments for cloud computing arrangement implementation costs	475	6,944	(6,469)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first nine months of 2024 was $1 million higher than the first nine months of 2023, driven by lower proceeds from business exit activities in 2024, partially offset by an $11 million decrease in capital expenditures in 2024 and payments of $10 million in 2023 related to a joint venture focused on launching and marketing a business payment distribution technology platform.

Net cash used by financing activities for the first nine months of 2024 was $238 million higher than the first nine months of 2023, driven primarily by the net change in customer fund obligations in each period. In the first quarter of each year, we see a significant decrease in customer fund obligations driven by the seasonal nature of a portion of our Merchant Services segment. Property tax payments are collected in December and are paid on behalf of customers the following year. In addition, our customer fund obligations decreased due to our exit from the payroll business, as discussed under Executive Overview. Also contributing to the increase in net cash used by financing activities were higher payments on long-term debt during 2024, driven by the favorable operating cash flow and the use of cash on hand at December 31, 2023.

Significant investing and financing cash transactions for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Net change in customer funds obligations	$(338,955)	$(150,936)	$(188,019)
Purchases of capital assets	(69,777)	(80,809)	11,032
Net change in debt	(64,511)	(14,532)	(49,979)
Cash dividends paid to shareholders	(40,826)	(40,140)	(686)
Proceeds from sale of businesses and long-lived assets	18,321	39,872	(21,551)

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

As of September 30, 2024, $283 million was available for borrowing under our revolving credit facility. We anticipate that net cash generated by operations, along with cash and cash equivalents on hand and availability under our credit facility, will be sufficient to support our operations, including our contractual obligations and debt service requirements, for the next 12 months, as well as our long-term capital requirements. We anticipate that we will continue to pay our regular quarterly dividend. However, dividends are approved by our board of directors each quarter and thus, are subject to change.

CAPITAL RESOURCES

The principal amount of our debt obligations was $1.54 billion as of September 30, 2024 and $1.60 billion as of December 31, 2023. Further information concerning our outstanding debt, including our debt service obligations, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

Our capital structure for each period was as follows:

	September 30, 2024		December 31, 2023
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate(1)	$1,197,933	7.0%	$1,246,659	7.0%	$(48,726)
Floating interest rate	342,406	7.2%	357,528	7.9%	(15,122)
Debt principal	1,540,339	7.0%	1,604,187	7.2%	(63,848)
Shareholders’ equity	612,685		604,616		8,069
Total capital	$2,153,024		$2,208,803		$(55,779)

(1) The fixed interest rate amount includes the amount of our variable-rate debt that is subject to interest rate swap agreements. The related interest rate includes the fixed rate under the swaps plus the credit facility spread due on all amounts outstanding under our credit facility.

In March 2024, we entered into an accounts receivable financing facility with a capacity of up to $80 million. As of September 30, 2024, $66 million was outstanding under the facility. We utilized the proceeds from these borrowings to prepay amounts due under our secured term loan facility. As such, we have no remaining payments due under the term loan facility in 2024. We were in compliance with our debt covenants as of September 30, 2024, and we anticipate that we will remain in compliance with our debt covenants throughout the next 12 months.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization has no expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of September 30, 2024, $287 million remained available for repurchase under this authorization. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity appearing in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2023 Form 10-K. There were no changes in the determination of these estimates during the first nine months of 2024. Information regarding the goodwill impairment analyses completed during the third quarter of 2024 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

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

Interest is payable on amounts outstanding under our credit facility and under our accounts receivable financing arrangement at fluctuating rates of interest determined by reference to SOFR plus an applicable margin, as defined in the credit agreements. We also had $475 million of 8.0% senior, unsecured notes outstanding as of September 30, 2024. Including the related discount and debt issuance costs, the effective interest rate on these notes is 8.3%. Information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report.

As of September 30, 2024, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate(3)
Senior, secured term loan facility	$787,563	$790,563	6.6%
Senior, unsecured notes	469,188	450,556	8.0%
Amounts drawn on revolving credit facility	209,000	209,000	6.6%
Securitization obligations	65,776	65,776	6.6%
Total debt	$1,531,527	$1,515,895	7.0%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $9 million.

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

As part of our interest rate risk management strategy, we entered into interest rate swaps, which we designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. As of September 30, 2024, the interest rate swaps effectively converted $723 million of variable-rate debt to a fixed rate. Further information regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Condensed Notes to Unaudited Consolidated Financial Statements appearing in Part I, Item 1 of this report. Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss on the consolidated balance sheets and are subsequently reclassified to interest expense as interest payments are made on the variable-rate debt.

Based on the amount of variable-rate debt outstanding as of September 30, 2024, a one percentage point change in the weighted-average interest rate would result in a change in interest expense of approximately $1 million for the reminder of 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We record accruals with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. We believe the recorded reserves in our consolidated financial statements are adequate in light of the probable and estimable outcomes. As of September 30, 2024, recorded liabilities were not material to our financial position, results of operations or cash flows, and we do not believe that any of the currently identified claims or litigation will materially affect our financial position, results of operations or cash flows upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, it may cause a material adverse impact on our financial position, results of operations or cash flows in the period in which the ruling occurs or in future periods.

ITEM 1A. RISK FACTORS

Our risk factors are outlined in Part I, Item 1A of the 2023 Form 10-K. There have been no significant changes in these risk factors since we filed the 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the third quarter of 2024 and $287 million remained available for repurchase as of September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

DELUXE CORPORATION (Registrant)

Date: November 7, 2024	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)