Form 10-K
period 2024-12-31
DELUXE CORP
filed 2025-02-21
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant is $976,743,692 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 28, 2024. The number of outstanding shares of the registrant's common stock as of February 12, 2025 was 44,430,803.
Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Please note that this Annual Report on Form 10-K contains statements that may constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include information concerning future strategic objectives, business prospects, anticipated savings, financial results (including earnings, liquidity, cash flow, and capital expenditures), industry or market conditions, demand for our products and services, acquisitions and divestitures, anticipated results of litigation, regulatory developments, or general economic conditions. Because actual results may differ materially from those expressed or implied by these forward-looking statements, we caution readers not to place undue reliance on these statements. Our business, financial condition, cash flows, and operating results are influenced by many factors, which are often beyond our control, that can cause actual results to differ from those expressed or implied by the forward-looking statements. Part I, Item 1A of this report outlines known material risks and important information to consider when evaluating our forward-looking statements. The Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use the words or phrases “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast," or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission ("SEC"), in our press releases, investor presentations, and in oral statements made by our representatives, they indicate forward-looking statements within the meaning of the Reform Act. Readers are cautioned that all forward-looking statements are based on current expectations and estimates and apply only as of the date of this report. We assume no obligation to update this information.

ITEM 1. BUSINESS

COMPANY OVERVIEW

In 2025, Deluxe Corporation will proudly celebrate its 110th anniversary, marking over a century of business excellence. Our enduring success is a testament to our innovation, our ability to adapt to the evolving needs of our customers, and the trust they place in us. We have transformed into a trusted Payments and Data company, serving small and medium-sized businesses, financial institutions, and some of the world's largest consumer brands. Effective January 1, 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to align with these changes. Our products and services are delivered through four business segments, primarily catering to clients and customers across North America.

Business Segment	Category	Percentage of 2024 consolidated revenue	Description
Merchant Services	Merchant services solutions	18.1%	Merchant in-store, online, and mobile payment solutions that provide tools to accept electronic payments, such as debit cards, credit cards, and other forms of payment
B2B Payments	Treasury management solutions	10.6%	Automated receivables technology, including remittance and lockbox processing, remote deposit capture, and cash application, as well as payment acceptance solutions
	Other payment solutions	3.0%	Integrated accounts payable disbursements, including eChecks, Medical Payment Exchange, and Deluxe Payment Exchange+, as well as fraud and security services
	Total	13.6%
Data Solutions	Data-driven marketing solutions	10.1%	Data, analytics, and marketing services for business-to-business and business-to-consumer marketing
	Other web-based solutions	0.9%	Financial institution profitability reporting and business incorporation services
	Total	11.0%
Print	Checks	33.1%	Printed business and personal checks
	Promotional solutions	12.4%	Branded promotional, print, apparel, and digital storefront solutions
	Forms and other business products	11.3%	Business essentials, including business forms, envelopes, labels, stationery, and more
	Total	56.8%

Over the past three years, we made strategic decisions to exit certain of our businesses. In 2022, we sold our Australian web hosting business, as well as our strategic sourcing and retail packaging businesses. In 2023, we sold our North American web hosting and logo design businesses, completing our exit from the web hosting space. Additionally, in 2023, we entered into agreements to exit our payroll and human resources services business, facilitating the transition of our U.S. and Canadian customers to other service providers. These customer conversions were substantially completed during 2024, and this business generated 0.5% of our consolidated revenue during 2024.

OUR STRATEGY

Our enterprise strategy is straightforward: leverage the cash flows, customer relationships, and brand equity from our print business to fuel profitable organic growth in our other businesses. To execute this strategy, we are focusing on three key areas:

1.    Cross-selling: We are maximizing opportunities across our portfolio of products and services through our One Deluxe go-to-market model, ensuring that we offer comprehensive solutions to our customers.
2.    Operational efficiency: We are continuously enhancing our operational processes to drive efficiency, reduce costs, and improve overall performance.
3.    Disciplined capital allocation: We are employing a disciplined capital allocation framework to ensure that our investments are strategically aligned with our growth objectives and deliver the highest returns.

By concentrating on these areas, we aim to sustain and enhance our growth trajectory while maintaining a strong financial foundation.

The steps we took since we began our transformation enabled us to transition from a traditional check printing company into a trusted Payments and Data company. Having substantially completed our infrastructure modernization efforts and the divestiture of non-strategic businesses, we have now redirected our focus toward growth investments. This shift is aimed at driving scale and accelerating profit growth at a pace that surpasses revenue growth. Our operations continue to benefit from our disciplined pricing actions and comprehensive cost management practices.

In 2023, we launched our North Star program with the objective of enhancing shareholder value by (1) accelerating our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost side, much of the work is an evolution of our organizational design and ongoing infrastructure and operations transformation. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. On the revenue growth side, our priorities include developing an integrated software channel in Merchant Services, expanding our Data Solutions business to cater to more industry verticals, and enhancing our marketing and sales capabilities. We have made significant progress on all of the remaining North Star initiatives and anticipate continued positive impacts on our results of operations throughout the coming year. All investments under the North Star program are required to meet our internal hurdle rate and provide a higher return compared to other uses of capital, such as debt repayment. The North Star program aims to achieve a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026.

SALES AND MARKETING

We utilize a "One Deluxe" go-to-market model, deploying dedicated sales teams across our business segments to ensure we leverage the expertise within each segment to meet our customers' needs. We prioritize listening to our customers and first understanding their needs. Then we bring the best of Deluxe to address their challenges, fostering deeper customer relationships. This approach transforms us from a transactional vendor into a trusted partner. As these relationships deepen, we uncover additional opportunities for growth, allowing us to offer more products and services. Our business segments collaborate to deliver greater value to our customers, enabling them to build their businesses on our platforms for the long-term.

We employ a multi-channel sales and marketing approach, selling directly to financial institutions, small and medium-sized businesses across multiple industries, and major global brands. We sell our products and services through scalable partnerships, which enable us to reach customers cost-effectively by leveraging our financial institution and other strategic partnerships. In addition, inbound customer contacts who are buying or reordering our products and services provide extensive cross-selling opportunities, enhancing our ability to meet a broader range of customer needs.

OUR BUSINESSES

Merchant Services

We offer a comprehensive suite of payment processing services tailored primarily to small and medium-sized retail and service businesses, including nonprofit organizations and government entities. Our services encompass credit card, debit card, and electronic benefit transaction processing, as well as check guarantee and conversion. The majority of our merchant services revenue is derived from fees structured either as a percentage of transaction value or as a fixed fee per transaction, depending on the payment type or market. We distribute our services through various sales channels, processing payments through multiple methods, both in-person and online, as well as via recurring payments.

The payment processing market is experiencing continuous growth and transformation, driven by the global increase in digital payment methods and transaction volumes. The industry is characterized by rapid innovation and is subject to increasing regulatory scrutiny and oversight. Our challenge lies in consistently updating our technology to support new service offerings, identifying new revenue streams, and investing in digital technologies to meet evolving customer preferences. The competition in the merchant services sector is intense, with numerous financial technology companies, independent payment processors, credit card processing firms, and financial institutions' in-house capabilities vying for market share.

To remain cost-competitive, achieving high transaction volumes is essential as it enables operational scale, while offering a broad range of services is crucial to maintaining customer relevance. We believe our competitive edge lies in our skilled workforce, robust infrastructure, and strong relationships. Many of our employees are industry experts with long tenures at the company. Our customer onboarding process is fully digital, and our settlement platform provides complete control over settlement times and flexible merchant agreements. Additionally, we own most of our technology, including gateways, merchant onboarding, risk management, clearing, and settlement technologies. This ownership allows us to launch new products and services more rapidly and maintain a scalable cost structure.

Our primary target market consists of small and medium-sized businesses due to their higher margins, lower customer concentration risk, greater growth potential compared to enterprise clients, and higher loyalty compared to micro-business customers. Our strategy focuses on gaining market share by offering more omnichannel and embedded services to our merchants and expanding our integrated software partnerships.

B2B Payments

We simplify the way businesses manage payments by offering comprehensive solutions for invoicing and reconciliation across all payment types and channels. Our solutions help our clients stay organized and efficient by automating the reconciliation process and integrating seamlessly with their accounting systems. This automation eliminates the need for manual work, saving valuable time. With years of expertise in refining lockbox processes, we have embedded our innovative tools directly into our customers' workflows.

Our extensive payments suite combines accounts receivable and accounts payable solutions with advanced automation. We address needs throughout the disbursement and order-to-cash cycle, including exception processing, cash application, and collections, delivering value to our customers. By continuously expanding our features and functionality, we are well-positioned to help businesses transition from traditional services like lockbox and remote deposit capture to fully automated accounts receivable and accounts payable solutions.

We distinguish ourselves through our expertise, strong industry relationships, and innovative solutions in a competitive market that includes diversified software providers, independent developers, and financial institutions with in-house systems. Despite the competition, we see significant opportunities ahead, as we believe a large portion of the potential market remains untapped.

We are committed to advancing our integrated receivables and exception management tools, enhancing efficiency in item processing and driving growth in accounts receivable and accounts payable automation. In 2024, we introduced our new R360+ platform, which unifies all of our receivables modules under a common user interface and user experience, streamlining the automation of these processes. By continuously innovating and investing in our platform, we aim to empower businesses to succeed in a rapidly evolving financial landscape.

Data Solutions

In our data-driven marketing business, we leverage data and analytics to help our clients acquire and cross-sell customers through targeted marketing campaigns. Our ability to accurately target consumer and business audiences ensures that the marketing recipients are more likely to engage with our clients' product offers. This precision targeting leads to measurable growth and an attractive return on investment for our clients.

We believe that few of our marketing competitors effectively serve our core market. Our competitive edge is rooted in our extensive data assets, advanced analytics capabilities, and top-tier talent. We maintain a large marketing data repository, which includes consumer and business attributes super-aggregated from leading providers of demographic, firmographic, behavioral, trigger-based, credit, and property data. Our investment in a flexible, modern, cloud-based infrastructure allows us to integrate these diverse data sets into an actionable data lake quickly and at scale, incorporating proprietary attributes unique to Deluxe. We recruit top talent from leading educational institutions and train our team to utilize advanced analytics to deliver fully integrated marketing campaigns.

Looking ahead, we see significant growth opportunities in this business. Marketers are increasingly focused on optimizing their investments and generating measurable results through scientific, data-driven marketing. Currently, the banking industry is our largest customer segment, thanks to the respected Deluxe brand and our long-standing relationships with financial institutions. However, we are actively working to expand into verticals beyond traditional banking, building on our recent successes in the telecommunications, utilities, e-commerce, retail, and smart home industries.

Print

We produce and distribute business and consumer checks through both banks and direct channels. According to the Federal Reserve Board, check usage has been declining since the mid-1990s. However, checks remain an essential payment method for certain consumers and businesses. Our checks business is complemented by our business essentials product line, which includes forms, envelopes, and deposit tickets, often printed on the same equipment. Additionally, we support our print customers by selling relationship-enhancing products like branded promotional, print, apparel, and digital storefront solutions.

Our check business faces significant competition from another large check printer in our traditional financial institution sales channel, as well as from direct mail and internet-based sellers of personal and business checks, check printing software vendors, and certain major retailers. Pricing remains competitive in our financial institution sales channel, as these institutions strive to maintain profitability levels despite the decline in check usage. The market for business forms and business accessories has also been shrinking for several years, driven by technological advancements that offer increasingly digital methods for executing and recording business transactions. The increased acceptance of electronic signatures has further contributed to the decline in printed products. The markets for business forms and promotional products are highly competitive and fragmented, with competitors including traditional storefront printing companies, office superstores, wholesale printers, online printing companies, small business product resellers, and providers of custom apparel and gifts.

We believe our competitive advantages include our skilled workers, product accuracy, robust security features, and our commitment to quality and service. Our long-standing relationships with financial institutions, coupled with our consultative program management support, further strengthen our market position. Additionally, our digital print-on-demand manufacturing technology allows us to quickly adapt to new customer requirements and expand our premium check and overall print design options. This combination of expertise, innovation, and customer-centric approach sets us apart in the industry.

Looking ahead, we will continue to invest in print efficiencies and process improvements to sustain our margins. Additionally, we will focus on promoting higher-margin promotional products that complement our check offerings. Our growth strategy is supported by the talent, client-focused approach, strong credibility, brand reputation, and resulting stable cash flows from our Print business.

OUR OPERATIONS

We remain dedicated to enhancing the customer experience by delivering exceptional service and quality, while simultaneously boosting productivity and reducing costs. We achieve this by integrating lean operating principles into our processes and fostering a culture of continuous improvement and innovation. Our shared services approach allows our businesses to leverage common facilities, optimize capacity utilization, and enhance operational excellence. Our operational objectives include improving process efficiency through reengineering our workflows, utilizing intelligent automation and other tools, and developing better methods to target potential customers with our sales and marketing efforts.

A prime example of these objectives in action is our investment in print infrastructure. We have implemented equipment that supports “Print On Demand,” enabling us to offer customers the same variety of choices with reduced waste, labor, and inventory. This strengthens our position in the check printing space, allowing us to manage margins effectively and reinvest in our growth businesses. Leveraging technology is also crucial to executing our strategy. We are making responsible investments in technology within our growth businesses aimed at creating a digital-first platform that is cloud-based, data driven, and built with scalable components. This approach facilitates growth by enabling us to develop and commercialize products and services more rapidly. Additionally, we are replacing legacy systems and processes with digital solutions and we are optimizing margins by reducing labor and system costs, thus enhancing both employee and customer experiences.

Our mission in operations is to prioritize efficiency, always with the goal of serving our customers and business partners better.

OUR MATERIALS, SUPPLIES, AND SERVICE PROVIDERS

The primary materials we use to manufacture our main products include paper, plastics, ink, corrugated packaging, and printing plate material, all of which are sourced from various suppliers. Additionally, we procure stock business forms and promotional products and apparel from third-party producers. We have also established agreements with third-party providers for delivery services and information technology services, such as telecommunications, network server management, and transaction processing, among other services. We also depend on third parties to supply a portion of the data necessary for maintaining our proprietary and non-proprietary databases, which includes credit and non-credit information from national credit bureaus and other data suppliers.

We believe that if one of our vendors fails to deliver, we would be able to obtain an alternative source of supply. Nonetheless, we have proactively secured multiple sources for certain materials and services, particularly those related to specific printed products in our Print segment. Despite these precautions, we cannot guarantee that an alternative source of supply would be available, or that it could be obtained at current prices, should one of our vendors fail to perform.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE PRACTICES

Key environmental, social, and governance (ESG) principles are deeply embedded in our mission, operating philosophy, and core values. We have developed a stakeholder-focused ESG program to address the needs and expectations of regulators, customers, shareholders, and employees. Regular materiality assessments help us identify and prioritize ESG topics that are important to our stakeholders and where we can make a significant positive impact. These assessments guide our ESG strategy and priorities. Our board of directors has reviewed and approved the materiality assessment process to ensure alignment with our policies, business strategies, and risk management priorities. The Corporate Governance Committee of our board of directors is responsible for monitoring our progress in incorporating and delivering on ESG principles, including policies, programs, opportunities, and risks that may materially affect us.

Environmental

We are dedicated to sustainability and strive to incorporate it into every aspect of our operations. Protecting the environment and ensuring a sustainable future are fundamental to our business and essential for delivering the products and services upon which our customers depend. We collaborate across our supply chain to engage diverse suppliers and innovate in designing products, packaging, and operational processes that support sustainability.

Paper is the primary raw material used in our manufacturing process. We are proud to source more than 95% of our paper from mills certified by the Forest Stewardship Council. These standards ensure the protection of water quality, prohibit the harvesting of rare old-growth forests, prevent the loss of natural forest cover, and prohibit the use of hazardous pesticides. Moreover, the majority of our products are made from paper, allowing us to collect and recycle production waste and paper trim. This commitment to recycling extends to our customers, who can also recycle our products, thereby contributing to the paper lifecycle.

To minimize our waste footprint, we work with various vendors to enhance our waste reduction and recycling initiatives. We separate and collect both hazardous and nonhazardous waste at the point of generation, preventing contamination and ensuring proper handling. Our processes comply with all applicable legal requirements, reflecting our commitment to regulatory adherence and environmental stewardship.

We also recognize the significant role our facilities play in our overall sustainability efforts. Over the past several years, we have reduced our real estate footprint by eliminating redundant facilities and transitioning to fewer, larger hub offices. This consolidation has decreased waste generation, lowered water and electricity consumption, and improved operational efficiency.

Social

We are committed to creating an environment where our employees, known as Deluxers, feel respected, valued, and empowered to reach their full potential. We believe that when employees are genuinely invested in our success, it creates a more dedicated and motivated workforce. We take pride in our strong history of positive, productive employee relations, which is a testament to our fair and inclusive workplace practices and our heritage of community support and volunteerism. Our purpose statement, “Champions for business so communities thrive,” reflects our dedication to both our internal community of employees and the broader communities in which we operate. Our core values emphasize delivering results:

•Customers First: customer success is our success
•Earn Trust: in all things, we act in ways that build and earn trust
•Grit and Perseverance: we find ways to get it done, even if the challenge is great
•Innovation: constant improvement, reinvention, and building a better future
•Power of One: celebrate our differences and build a culture of fairness and inclusivity

ESG principles are integral to each of these values, making ESG an inherent part of our operations, rather than an afterthought or standalone initiative. By embodying these values daily, we build trust with our customers, employees, communities, and shareholders, fostering a better future for all. Further information regarding our social strategies can be found in the Our Human Capital section.

Governance

Our businesses, property, and affairs are managed under the general direction of our board of directors. The board adheres to corporate governance guidelines designed to ensure access to relevant information and the ability to exercise independent business judgment.

The board oversees, counsels, and directs management in the long-term interests of the company and our shareholders. The board’s responsibilities include:

•Overseeing the conduct of our business and the assessment of enterprise risks to ensure proper management;
•Reviewing and approving major financial objectives, strategic and operating plans, and other significant actions;
•Planning for President and Chief Executive Officer succession and monitoring succession planning for other executive officers; and
•Overseeing processes for maintaining the integrity of our financial statements and other public disclosures, as well as compliance with applicable laws and our Code of Ethics.

A critical component of our corporate governance philosophy is that a majority of our directors meet strict standards of independence, ensuring they can make objective and informed judgments. We have adopted a Code of Ethics that applies to our directors, employees, contractors, agents, and anyone acting on our behalf. Additionally, we have a compliance and ethics education program that all employees must complete annually, reinforcing our commitment to integrity in all aspects of our business.

By adhering to ESG principles, we strive to create long-term value for all our stakeholders. This commitment enhances our business performance and allows us to make a positive impact on society. Through these efforts, we aim to foster a sustainable and responsible business model that benefits our customers, employees, shareholders, and the broader community.

OUR HUMAN CAPITAL

Our most valuable asset is our employees. As of December 31, 2024, we employed a total of 4,981 employees, with 4,729 based in the United States, 244 in Canada, and eight in India. We take pride in our longstanding tradition of fostering positive and productive employee relations. None of our employees are currently represented by labor unions.

The cornerstone of our continued success as a trusted Payments and Data company is our ability to attract and retain an exceptional and motivated workforce. Our comprehensive workforce strategies are developed and managed by our Chief Human Resources Officer, who reports directly to our President and Chief Executive Officer. More broadly, our board of directors, along with the Compensation and Talent Committee, provides oversight on key cultural and human resource management topics, such as compensation and succession planning for critical roles.

We actively engage with our team members through various channels to gain insights into their views on workplace culture, engagement, inclusion, talent management, and overall well-being. This feedback helps shape our human capital strategies and initiatives, ensuring they are aligned with the needs and expectations of our workforce. Moreover, the board of directors also reviews critical feedback and receives updates on management’s plans in response to the input. This process ensures that our strategies are continuously refined and improved based on the insights and experiences of our team members.

Talent Management and Retention

To continually improve our organizational culture and boost employee engagement, we provide learning and development opportunities for employees at every level. These programs cover a variety of topics, such as leadership and skill development, mentoring, and diversity initiatives that emphasize the importance of valuing differences and creating an inclusive work environment. Our leadership development courses are specifically designed to nurture the next generation of leaders, ensuring we maintain a strong talent pipeline prepared to tackle future challenges.

We strive to operate as a meritocracy, where the most talented individuals are rewarded with additional opportunities to grow their skills and advance their careers, thereby contributing to our success. Our approach is to balance internal promotions with external hiring, ensuring that we continually raise performance expectations and broaden the range of skills and knowledge within the organization. This strategy not only fosters a culture of excellence and continuous improvement, but also helps us attract and retain top talent, driving sustained growth and innovation. Additionally, we are dedicated to maintaining fairness and equity in our compensation practices, reinforcing this commitment by conducting periodic independent pay equity audits.

Culture of Inclusion

We embrace differences within our workforce, customers, and partners, recognizing and valuing the unique backgrounds, experiences, skills, thoughts, and talents of everyone. Our mission is to empower all employees to bring their full talents to work and to foster an environment that mirrors the diverse communities and customer base we serve. We are committed to cultivating a culture where our employees, regardless of their reporting level or background, feel respected and supported. In 2024, we published our first ESG report, through which we provided, and will continue to provide, our customers, partners, and shareholders with information about our activities supporting the communities we serve.

Well-being and Safety

We are dedicated to ensuring the well-being and safety of our employees and business partners, consistently taking measures to uphold this commitment. Our market-competitive benefits package is designed to support the physical, financial, and emotional well-being of our employees. We provide regular training on health and safety requirements to keep our workforce informed and prepared. Additionally, employees are invited to participate in monthly site safety committee meetings, fostering a collaborative approach to workplace safety. We encourage employees to report any safety concerns, either directly to any member of the appropriate site safety team or anonymously to the human resources or compliance teams. This open communication helps us maintain a safe and secure working environment for everyone.

We offer a variety of programs to benefit our employees and support work environments that encourage growth, innovation, and productivity. These benefits include standard medical, dental, life, and disability insurance, as well as programs that address mental, physical, financial, and social well-being. We provide paid parental leave and assistance with infertility, adoption, and surrogacy. Through our partnership with Care.com®, we offer services to help employees find tutors, nannies, childcare, and eldercare. Our employee assistance program provides confidential counseling services. Additionally, we offer tuition assistance and a 401(k) retirement plan with a company match. Long-term employees have the opportunity to take a sabbatical, and we offer unlimited flexible time off for our salaried employees. By supporting our employees in their personal lives, we equip them with the tools they need to deliver for customers and shareholders while at work.

Community Engagement

Our employees are deeply committed to fostering connections, staying active, and giving back to the communities we serve. These values are embedded in our core principles and are evident through our various partnerships and charitable initiatives. This spirit of community engagement is pervasive throughout our organization, supported by our paid volunteer time off (VTO) program, which grants employees three paid VTO days per year. Additionally, our collaboration with the Deluxe Foundation allows employees to contribute to not-for-profit organizations of their choice, with the foundation matching donations dollar for dollar, up to $2,000 per year. Our dedication extends beyond financial contributions. We uphold our commitment to community enrichment through several key initiatives:

•For many years, we have partnered with Junior Achievement USA® chapters in our local communities to inspire and prepare young people for success. Our support for Junior Achievement’s mission is demonstrated through foundation grants, raising awareness, and employee volunteerism.
•Our longstanding partnership with the American Red Cross® involves organizing blood drives at our facilities and hosting various fundraisers to support their mission of preventing and alleviating human suffering during emergencies.
•In 2024, 756 Deluxe volunteers from Minneapolis, Chicago, Kansas City, Fort Worth, and Atlanta packed 171,392 meals for local food shelves.
•Our employees donated $183,000 to nonprofit organizations through Deluxe in 2024.
•In 2024, our employees contributed 15,546 hours to community service through our VTO program.

These efforts reflect our unwavering commitment to making a positive impact in the communities we serve.

SEASONALITY

Over the years, we have observed seasonal patterns in the demand for some of our products and services. For instance, revenue from holiday cards in our Print segment tends to peak in the fourth quarter, driven by the holiday season. Similarly, sales of tax forms in the Print segment are generally higher in the first and fourth quarters. In our Data Solutions segment, the timing of our customers' marketing campaigns leads to revenue variations throughout the year, often with lower levels of activity in the fourth quarter of the year.

GOVERNMENT REGULATION

Our business operations are governed by a wide array of international, federal, state, and local laws and regulations. These regulations impact various aspects of our activities, including labor practices, advertising, taxation, data privacy and security, consumer reports, consumer protection, merchant processing, online payment services, real estate, e-commerce, intellectual property, healthcare, environmental issues, and workplace health and safety. Navigating the complexities of these existing laws and regulations is a significant challenge, and there is always the possibility that regulators may introduce new laws or regulations at any time.

For more specific information about the effects of government regulation on our business, see Item 1A, "Legal and Compliance Risks – Governmental regulation is continuously evolving and could limit or harm our business." We believe that the impact of complying with government regulations on our capital expenditures and earnings will remain stable in the upcoming year, with no material deviation from the impact in 2024.

AVAILABLE INFORMATION

We provide free access to our financial reports on our website, www.investors.deluxe.com/financials/sec-filings. This includes our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, which are filed or furnished in accordance with section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These documents are made available as soon as reasonably possible after they are electronically submitted to the SEC. Additionally, you can access these reports directly through the SEC website, www.sec.gov.

If you prefer a printed copy of any of these reports, you can request one at no cost by calling 651-787-1068, or by sending a written request to the Corporate Secretary at Deluxe Corporation, 801 Marquette Ave South, Minneapolis, MN 55402, or by sending an email request to investor.relations@deluxe.com.

OUR CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have implemented a Code of Ethics that is applicable to our directors, employees, contractors, agents, and anyone acting on our behalf. The Code of Ethics can be accessed on our website at www.investors.deluxe.com/governance/governance-documents. Additionally, you can obtain a copy by sending a written request to the Corporate Secretary at Deluxe Corporation, 801 Marquette Ave South, Minneapolis, MN 55402. Any modifications or waivers of the Code of Ethics will be publicly disclosed on our website. The content of these websites is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Our Corporate Governance Guidelines, along with the charters for the Audit and Finance Committee, Compensation and Talent Committee, and Corporate Governance Committee of our board of directors, are also available on our website at www.investors.deluxe.com/governance/governance-documents. These documents can also be obtained by sending a written request to the address mentioned above.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Barry McCarthy	61	President and Chief Executive Officer	2018
William "Chip" Zint	40	Senior Vice President, Chief Financial Officer	2022
Garry Capers, Jr.	48	Senior Vice President, Chief Operations Officer	2019
Jeffrey Cotter	57	Senior Vice President, Chief Administrative Officer and General Counsel	2018
Kimberly Cross	55	Senior Vice President, Chief Human Resources Officer	2024
Tracey Engelhardt	60	Senior Vice President, President, Print	2012
Yogaraj "Yogs" Jayaprakasam	47	Senior Vice President, Chief Technology and Digital Officer	2022
Brian Mahony	53	Senior Vice President, President, Merchant Services	2025
John Rubinetti III	54	Senior Vice President, President, B2B Payments	2024

Barry McCarthy joined us in November 2018 as President and Chief Executive Officer.

Chip Zint joined us in August 2020 as Vice President of Corporate Finance and was named Senior Vice President, Chief Financial Officer in October 2022. Prior to joining us, Mr. Zint held several positions with NCR Corporation, an enterprise technology provider, most recently as Vice President of Finance and Chief Financial Officer of Hardware from January 2019 to July 2020.

Garry Capers, Jr. joined us in September 2019 as President, Data Solutions, and in November 2021, added the former Promotional Solutions segment to his responsibilities. Mr. Capers was named Chief Operations Officer in July 2023.

Jeffrey Cotter joined us in June 2018 as Senior Vice President, General Counsel, and added Chief Administrative Officer to his responsibilities in January 2019.

Kimberly Cross joined us in October 2024 as Senior Vice President, Chief Human Resources Officer. Prior to joining us, Ms. Cross was employed by Fiserv, a financial services technology company, most recently as Senior Vice President, Head of Human Resources for Merchant Solutions from October 2019 to October 2024.

Tracey Engelhardt was named Senior Vice President, Checks in October 2019, and in May 2022, she added Chief of Operations to her responsibilities. In July 2023, Ms. Engelhardt was named President, Print.

Yogs Jayaprakasam joined us in May 2022 as Senior Vice President, Chief Technology and Digital Officer. Prior to joining us, Mr. Jayaprakasam held several positions with American Express Company, most recently as Unit Chief Information Officer for the Global and Large Client Group and head of engineering for B2B Digital Payments from June 2021 to May 2022. Mr. Jayaprakasam also served American Express Company as Vice President, Enterprise Platforms for Sales, Marketing, and Data Platforms from May 2020 to June 2021, and as Vice President, Enterprise Platforms for Sales and Marketing from November 2017 to May 2020.

Brian Mahony joined us in February 2025 as Senior Vice President, President, Merchant Services. Prior to joining us, Mr. Mahony was employed by Elavon, Inc., a wholly-owned subsidiary of U.S. Bancorp, where he served as Chief Revenue Officer from August 2022 to May 2024, as the head of transformation for the Payments business unit from February 2022 to August 2022, and as Chief Financial Officer from September 2019 to February 2022.

John Rubinetti III joined us in May 2024 as Senior Vice President, President, B2B Payments. Prior to joining us, Mr. Rubinetti was employed by Fiserv, a financial services technology company, where he served as Senior Vice President/General Manager, Head of Small Business, Middle Market, and Strategic Partnerships from February 2022 to May 2024, and as Senior Vice President/General Manager, Commercial Middle Market Segment, from April 2020 to February 2022. From October 2017 to April 2020, Mr. Rubinetti served as Senior Vice President, Head of Commercial Client Segment, for Bank of America Merchant Services.

ITEM 1A. RISK FACTORS

We regularly encounter and manage various risks, many of which could materially impact our future results in ways that differ from our current expectations. These risks include, but are not limited to, the key factors listed below and the other matters detailed in this Annual Report on Form 10-K. The order of presentation does not reflect any priority or likelihood. Additionally, we face general risks and uncertainties common to many other companies, such as overall economic, industry, and market conditions. There may also be additional risks that are currently unknown to us or that we currently believe are immaterial, which could negatively affect us. It is important to carefully consider all of these risks and uncertainties before making an investment in our common stock.

STRATEGIC RISKS

If our long-term growth strategy does not succeed, our business and financial results would be adversely impacted.

Our strategy involves leveraging the cash flows, customer relationships, and brand equity from our Print segment to drive profitable organic growth in our other businesses. More details about our strategy can be found under the caption "Our Strategy," located in Part I, Item 1 of this report. We may not achieve our goals, and investments in our business may not yield the expected financial results.

Several factors could cause our strategic plan to fall short of our expectations, including but not limited to:

•Failure to generate profitable revenue growth;
•Inability to acquire new customers, retain existing ones, and sell more products and services to both current and new customers;
•Challenges in implementing further improvements to our technology infrastructure, digital services offerings, and other key assets to boost efficiency, enhance our competitive advantage, and scale our operations;
•Failure to develop new products and services;
•Inability to effectively manage the growth, increasing complexity, and rapid changes in our business and operations;
•Difficulties in operating, integrating, or leveraging acquired businesses;
•New products and services not achieving widespread customer acceptance;
•Inability to promote, strengthen, and protect our brand;
•Unexpected changes in demand for checks or other products;
•Failure to attract and retain skilled talent necessary to execute our strategy and sustain growth;
•Unanticipated changes in our business, markets, industry, or competitive landscape; and
•General economic conditions.

We cannot guarantee that our strategy will be successful in the short term or long term, that it will generate a positive return on our investment, or that it will not materially reduce our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins. If our strategy fails, or if there is a perception in the market that our strategy is failing, our reputation and brand could be damaged, and our stock price may decline.

If we are unable to attract and retain customers in a cost-effective manner or effectively manage a multichannel customer experience, our business and results of operations could be negatively impacted.

Our success depends on our ability to draw in new customers and retain existing ones in a cost-efficient way. We employ various methods to promote our products and services, including a direct sales force, partner referrals, email marketing, purchased search results from online search engines, direct mail advertising, broadcast media, advertising banners, social media, and other online links. However, some of these methods may become less effective or more costly over time. For instance, response rates for direct mail advertising may decline, internet search engines might change their algorithms or increase prices for purchased search results, and partner referrals could decrease. Additionally, given our diverse portfolio of products and services, we may face challenges in raising customer awareness of all our offerings. Efforts to enhance customer awareness of our wide range of products and services could lead to increased marketing expenses without necessarily generating additional revenue.

We continuously assess and adjust our marketing and sales strategies to find the most effective mix of promotional methods. Competitive pressures may limit our ability to pass increased costs on to our customers through higher prices, and new marketing strategies may not succeed. Either scenario could impair our competitive position and adversely affect our results of operations. Furthermore, when our check supply contracts expire, customers have the option to renegotiate their contracts with us or consider switching suppliers. Failure to secure favorable contract renewals or to attract new check supply customers would lead to reduced revenue.

Moreover, we believe it is crucial to maintain a relevant, multichannel experience to attract and retain customers. Customers expect to have the flexibility to choose their preferred ordering method, whether by mail, computer, phone, or mobile device. Although we continually invest in enhancing our user experience, the success of these investments is uncertain. Multichannel marketing is rapidly evolving, and we must keep pace with changing customer expectations and new developments by our competitors. If we fail to implement improvements to our customer-facing technology in a timely manner, or if our technology does not perform as intended, we could struggle to attract new and returning customers, resulting in decreased revenue.

We face intense competition, and we anticipate that this competition will continue to escalate.

In the payments industry, competition is intense. We compete against numerous financial technology companies, including independent payment processors, credit card processing firms, and treasury management service providers, as well as the in-house capabilities of financial institutions. Remaining cost-competitive requires high transaction volumes, and offering a broad range of services is essential to remaining relevant to customers. Although we are a leading check printer in the U.S., we face significant competition in the check printing portion of the payments industry from another large printer in our traditional financial institution sales channel, direct mail and internet-based sellers of personal and business checks, check printing software vendors, and certain major retailers. Pricing remains competitive in our financial institution sales channel, as these institutions strive to maintain profitability levels despite the decline in check usage.

In our Data Solutions segment, our data-driven marketing services compete with a wide array of companies in the data solutions space, including advertising agencies, marketing technology firms, marketing fulfillment providers, data aggregators and brokers, and source data providers. Adapting to new technology is a significant challenge in this business, along with hiring and retaining the right talent.

The markets for business forms and promotional products are highly competitive and fragmented. Our current and potential competitors include traditional storefront printing companies, office superstores, wholesale printers, online printing companies, small business product resellers, and providers of custom apparel and gifts. The competitive landscape for online suppliers remains challenging as new businesses continue to enter the market.

We cannot guarantee that we will be able to compete effectively against current and future competitors. Our competitors may develop superior products or technologies and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. Ongoing competition could lead to price reductions, reduced profit margins, and/or loss of customers, all of which would adversely affect our results of operations and cash flows.

If we do not adapt to changes in technology in a timely and cost-effective manner, we could lose clients or face difficulties in attracting new ones, thereby limiting our growth potential.

The markets for our products and services are subject to rapid, significant, and disruptive technological changes. These include advancements in payment and internet browser technologies, the use of artificial intelligence and machine learning, and developments in technologies supporting our regulatory and compliance obligations, as well as in-store, digital, mobile, and social commerce. The introduction of competing products and services using new technologies, the evolution of industry standards, or the emergence of more attractive products or services, including the continued digitization of payments, could render some of our products and services less desirable or even obsolete. Our future success depends on our ability to enhance our current products and services and to develop and introduce innovative offerings.

The impact of technological changes is magnified by the intense competition we face. To succeed, our technology-based products and services must keep pace with technological advancements and evolving industry standards, address the ever-changing and increasingly sophisticated needs of our customers, and achieve market acceptance. Additionally, we must differentiate our product and service offerings from those of our competitors and from the in-house capabilities of our clients. Failure to develop products and services that adapt to changing demands in a timely manner may lead to the loss of existing customers and hinder our ability to attract new ones. Moreover, we must continue to develop our skills, tools, and capabilities to capitalize on existing and emerging technologies. This requires significant investment, takes considerable time, and ultimately, may not be successful. Any of these risks could harm our business, results of operations, and growth prospects.

The use of checks and business forms is declining, and we may be unable to offset this decline with profitable revenue growth.

Checks remain a significant portion of our business, accounting for 33.1% of our consolidated revenue in 2024, and they provide a significant amount of the cash flows we invest in our growth businesses. We sell checks for both personal and business use and believe that there will continue to be demand for these checks for the foreseeable future. However, the total number of checks written in the U.S. has been declining since the 1990s, and we expect this trend to continue due to the increasing digitization of payments. This includes debit cards, credit cards, direct deposits, wire transfers, and other payment methods utilized by brands such as PayPal®, Apple Pay®, Square®, Zelle®, and Venmo®, as well as cryptocurrencies. Further contributing to this shift is the RTP® network run by The Clearing House Payments Company, LLC and the U.S. Federal Reserve's real-time payments system, FedNow®.

Reports of rising check fraud and the associated publicity may also contribute to a decline in check usage. As awareness of these fraudulent activities grows, both consumers and businesses may become more cautious and opt for alternative payment methods. This shift could further accelerate the move away from traditional checks toward digital and electronic payment solutions, which some may perceive as a safer alternative.

The rate and extent to which digital payments will replace checks, whether due to legislative developments, changing payment systems, personal preferences, or other factors, cannot be predicted with certainty. Increased use of alternative payment methods, or our inability to successfully offset the secular decline in checks with new check supply clients or other sources of revenue, would adversely affect our business, cash flows, and results of operations.

Similarly, the use of business forms has been declining. Continuous technological improvements, including the lower price and higher performance capabilities of personal computers, printers, and mobile devices, have provided small business customers with alternative means to execute and record business transactions. Additionally, electronic transaction systems, off-the-shelf business software applications, web-based solutions, and mobile applications have been designed to replace preprinted business forms. Greater acceptance of electronic signatures has also contributed to the overall secular decline in printed products. It is difficult to predict the pace at which these alternative products and services will replace standardized business forms. If small business preferences change rapidly and we are unable to develop new products and services with comparable operating margins, our results of operations would be adversely affected.

Our business relies on our strong and trusted brand, and any failure to maintain, protect, and enhance our brand would negatively impact our business.

We have cultivated a strong and trusted brand that has contributed significantly to our business success. Maintaining and promoting our brand in a cost-effective manner is crucial for achieving widespread acceptance of our products and services, expanding our customer base, and attracting and retaining top talent. Brand recognition and trust are particularly important for the success of our various service offerings due to the high level of competition in these markets. Customer awareness and the perceived value of our brand largely depend on the success of our marketing efforts, our ability to consistently provide useful, reliable, secure, and innovative products and services, and our ability to maintain trust and be seen as a technology leader. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected. Additionally, adverse publicity, whether justified or not, could harm our business. If our business partners or key employees are the subject of negative news reports or publicity, our reputation may suffer, and our results of operations could be adversely affected.

A key component of our brand promotion strategy is building on our relationship of trust with our customers, which we believe can be achieved by providing a high-quality customer experience. We have invested, and will continue to invest, in website development, design and technology, and customer service and production operations. Our ability to provide a high-quality customer experience also depends on external factors, including the reliability and performance of our suppliers, telecommunications providers, and third-party carriers. Our brand value also hinges on our ability to protect and use our customers' data in a manner that meets their expectations. If our brand promotion activities do not achieve the desired outcome or if we fail to provide a high-quality customer experience for any reason, our ability to attract new customers and maintain customer relationships could be adversely affected, which would harm our business and results of operations.

Our cost reduction initiatives may not be successful.

Given the intense competition faced by all our businesses and the ongoing secular decline in the use of checks and business forms, we are compelled to continually improve our operating efficiency to maintain and improve our profitability. Our cost reduction initiatives have required, and will continue to require, up-front expenditures related to various actions, including redesigning and streamlining processes, standardizing technology applications, further enhancing our strategic supplier sourcing arrangements, improving real estate utilization, and funding employee severance benefits. However, we cannot guarantee that we will achieve future cost reductions or that we will do so without incurring unexpected or greater-than-anticipated expenditures.

Moreover, we may find that achieving business simplification and/or cost reduction goals could disrupt our business, negatively impact our efforts to grow, or reduce the effectiveness of our sustainability practices. As a result, we may choose to delay or forgo certain cost reductions as business conditions require. For instance, streamlining processes or standardizing technology applications might lead to temporary inefficiencies or disruptions that could affect our service delivery or customer satisfaction. Similarly, enhancing strategic supplier sourcing arrangements might involve renegotiating contracts or changing suppliers, which could lead to transitional challenges.

Failure to continue improving our operating efficiency and generating adequate savings to fund necessary investments could adversely affect our business if we are unable to remain competitive. If our cost reduction initiatives do not yield the expected benefits, we may face increased pressure on our profit margins, which could limit our ability to invest in growth opportunities and innovation. While cost reduction initiatives are essential for maintaining competitiveness, they come with inherent risks and challenges. It is crucial to balance these initiatives with the need to sustain business growth, customer satisfaction, and sustainability efforts. Failure to do so could have adverse effects on our results of operations and financial position.

We may be unable to successfully identify future acquisitions, integrate past and future acquisitions, or realize the anticipated benefits of the transactions.

We have completed numerous acquisitions, including the acquisition of First American Payment Systems, L.P. in June 2021, which was the largest acquisition in our history. Additionally, we have occasionally purchased the operations of small business distributors with the intention of growing revenue in our dealer channels. Integrating these acquisitions has required significant management attention and resources.

The integration of any acquisition involves numerous risks, including, but not limited to the following: failure to achieve anticipated synergies and cost savings, complexities associated with the integration process, potential distractions for management, loss of customers and partners, unforeseen expenses, unidentified issues, and the potential departure of key employees. Any one or a combination of these factors could hinder our ability to successfully operate, integrate, or leverage an acquisition, which could, in turn, have a material and adverse effect on our business operations and financial performance.

We may supplement sales-driven revenue growth with strategically targeted acquisitions over time. The time and expense associated with finding suitable businesses, technologies, or services to acquire can be disruptive to our ongoing business and may divert management’s attention. We cannot predict whether suitable acquisition candidates can be identified or acquired on acceptable terms or whether any acquired products, technologies, or businesses will contribute to our revenue or earnings to any material extent. We may need to seek additional financing for larger acquisitions, which would increase our debt obligations, and such financing may not be available on favorable terms. Additionally, acquisitions may result in additional contingent liabilities, increased amortization expense, and/or future non-cash asset impairment charges related to acquired intangible assets and goodwill, which could adversely affect our business, results of operations, and financial condition.

Our inability to complete certain divestitures or the effects of divesting a business could have a material adverse effect on our business and financial results.

From time to time, we may divest businesses that do not meet our strategic objectives. For instance, in 2023, we completed the exit from our web hosting business, and in 2024, we substantially completed the exit from our payroll and human resources services business. However, we may not always be able to complete desired divestitures on favorable terms. Losses on the sales of, or lost earnings from, these businesses could negatively affect our profitability and margins. Additionally, we may incur asset impairment charges related to potential divestitures, which could further reduce our profitability.

Our divestiture activities may also present operational risks, including: the diversion of management's attention from our other businesses; difficulties separating personnel and systems; the need to provide transition services to buyers; adverse effects on existing business relationships with suppliers and customers; indemnities and potential disputes with the buyers; a decline in employee morale; and regulatory and compliance issues. Any of these factors could adversely affect our business, results of operations, and financial condition. It is crucial to carefully manage divestiture activities to minimize disruptions and ensure that the remaining businesses continue to operate effectively. Additionally, we must strategically evaluate potential divestitures to ensure they align with our long-term objectives and do not unduly harm our financial performance or market position. While divestitures can be a strategic tool to streamline operations and focus on core business areas, they come with inherent risks and challenges. Effective planning, execution, and management of divestiture activities are essential to mitigate these risks and ensure the continued success and stability of our business.

OPERATIONAL RISKS

Security breaches, computer malware, or other cyberattacks involving the confidential information we maintain could significantly damage our reputation, expose us to litigation and enforcement actions, and substantially harm our business and results of operations.

In recent years, information security risks have escalated due to several factors, including the proliferation of new technologies, particularly emerging artificial intelligence systems, an increase in remote work arrangements, and the growing sophistication and activities of hackers, terrorists, and activists. We utilize internet-based channels that collect, manage, transmit, and process a wide array of sensitive information. This includes customers' financial account and payment details, proprietary business information, and personally identifiable information of consumers, employees, contractors, suppliers, and other business partners. Additionally, we provide essential services such as merchant services and remittance processing, which are integral to supporting our customers and their business operations. Cybersecurity is a top risk identified by our Enterprise Risk Management (ERM) Committee, as technology-based organizations like ours are particularly vulnerable to targeted attacks aimed at exploiting network and system weaknesses. Further information regarding our ERM Committee can be found in Part I, Item 1C of this report.

The secure and uninterrupted operation of our networks and systems, as well as the processing, maintenance, and confidentiality of the sensitive information they contain, is critical to our business operations and strategy. We have implemented a risk-based information/cybersecurity program dedicated to protecting our data and solutions. Our defense-in-depth strategy employs multiple security layers and adheres to the CIA (confidential, integrity, and availability) triad model. Despite these measures, computer systems and networks are inherently vulnerable to unauthorized access. A security breach, whether accidental or intentional, could result in unauthorized access and/or misuse of our information, including personally identifiable information or, in some cases, protected health information. Our security measures could be compromised by third-party actions, computer viruses, accidents, employee or contractor error, or malicious actions by rogue employees. Individuals or third parties may circumvent controls and exploit vulnerabilities, leading to the disclosure or misuse of sensitive business and personal information.

We rely on numerous third parties, including vendors, developers, and partners, who are critical to our business and may have access to our customer or employee data. We have established a vendor security program to assess the risk of these partners, and certain third-party relationships are subject to security requirements specified in written contracts. However, we cannot control the actions of our third-party providers, and any cyberattacks or security breaches they experience could adversely affect our ability to service our customers or conduct our business.

Techniques used to gain unauthorized access, disable or degrade service, or sabotage computer systems are constantly evolving, often difficult to detect immediately, and are generally not recognized until they are launched against a target. As a result, we may be unable to implement adequate preventive measures. Unauthorized parties may attempt to access our systems or facilities through various means, including hacking, fraud, trickery, or other deceptive methods targeting employees and contractors. Additionally, our customers and employees have been and will continue to be targeted by threat actors using social engineering techniques to obtain confidential information or introduce malware through fraudulent "phishing" emails. To-date, these threats and incidents have not materially impacted our customers, business, or financial results. However, given the increasing threat landscape for all technology businesses, our technologies, systems, and networks are likely to be targeted in future attacks, and we cannot guarantee that future incidents will not be material.

Despite our robust cybersecurity systems and processes, there remains a risk that an unauthorized party could bypass our security measures. Such a breach could result in the misappropriation of personal or proprietary information belonging to us, our customers, or our partners. Additionally, it could lead to disruptions in our operations, damage to our computer systems or those of our users, and potentially harm our reputation. Such events could deter clients and consumers from purchasing our products and services and result in the termination of client contracts. Additionally, vulnerabilities affecting large segments of mobile, computer, or server architecture could have widespread impacts. Any of these events would negatively affect our business, financial condition, and results of operations.

In the event of a material information security breach, we may need to expend significant management time and financial resources to remedy, protect against, or mitigate the effects of the breach. We may not be able to resolve the situation promptly, or at all. Furthermore, under payment card association rules and our contracts with debit and credit card processors, a breach of payment card information stored by us or our third-party partners could make us liable to the payment card issuing banks for the cost of issuing new cards and other related expenses. We could also lose our ability to accept and process credit and debit card payments, leading to the loss of customers and difficulty attracting new customers.

Moreover, we could face time-consuming and costly litigation, government inquiries, and enforcement actions. If we are unsuccessful in defending a claim regarding information security breaches, we may be forced to pay damages, penalties, and fines, and our insurance coverage may not fully compensate us for any losses incurred. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover losses resulting from a security breach by a business partner. Additionally, some of our data, including consumer credit profiles, is highly regulated, which adds another layer of complexity and potential liability in the event of a data breach.

International, federal, and state laws and regulations require companies to notify individuals of information security breaches involving their personal data, which would negatively impact our financial results. Mandatory disclosure of an information security breach often leads to widespread negative publicity. Such disclosure could cause our clients and customers to lose confidence in our information security measures. Additionally, general publicity about information security breaches at other companies could create a perception that e-commerce is not secure, reducing traffic to our websites, negatively affecting our financial results, and limiting future business opportunities.

Disruptions to our website operations or information technology systems, or the inability to maintain our information technology platforms, could harm our reputation and negatively impact our business.

The performance, reliability, and availability of our information technology systems, as well as those of our third-party service providers, is crucial to our reputation and our ability to attract and retain customers. We may face temporary interruptions in our websites, transaction and payment processing systems, network infrastructure, service technologies, printing production facilities, or customer service operations due to various factors such as human error, software issues, security breaches, power outages, telecommunications failures, equipment malfunctions, electrical disruptions, vandalism, natural disasters, terrorism, and other uncontrollable events. Additionally, some of the services we provide to the payments technology market are designed to handle complex transactions and deliver reports at high volumes and speeds. Any failure to provide a secure and effective product, or any performance issue with new products or services or as a result of software or process updates, could lead to significant processing or reporting errors or other losses.

We have invested, and will continue to invest, substantial resources to building, maintaining, and improving our technology platforms. Any disruptions, delays, or deficiencies in the design, implementation, or operation of our systems, especially those affecting our operations, could hinder our ability to manage our business effectively. Frequent or persistent interruptions could lead customers to perceive our products and services as unreliable, prompting them to switch to competitors or avoid our offerings.

A significant portion of our applications are hosted in a cloud-based environment. Although we maintain redundant systems and backup databases and applications to ensure continuous access to cloud services, interruptions are still possible, and our disaster recovery plans may not cover all scenarios. System failures could disrupt the delivery of products and services, impede our customers' business operations, and result in the loss or corruption of critical data. Besides potentially losing customers, we might incur additional development costs, divert technical and other resources, and face negative publicity and liability claims.

If any of our major information technology systems suffer severe damage, disruption, or shutdown, and our disaster recovery and business continuity plans fail to resolve the issue promptly, our results of operations would be adversely affected. Our business interruption insurance may not fully compensate us for any losses incurred. Furthermore, if a system failure or similar event causes damage to our customers or contractual partners, they could seek compensation from us for their losses. Even if such claims are unsuccessful, they would likely be time-consuming and costly to address.

We depend on third-party providers for various services, including critical information technology services, and any failure on their part could disrupt our business operations.

We have established agreements with third-party providers for information technology services such as telecommunications, network servers, cloud computing, and transaction processing. Additionally, we rely on third parties for services related to our online payment solutions, including financial institutions that provide clearing services for our merchant services settlement activities. We have also outsourced certain functions, including parts of our finance, marketing print fulfillment, and procurement operations. The ability of these service providers to deliver their services could be compromised by numerous factors, including human error, software issues, security breaches, power outages, telecommunications failures, equipment malfunctions, electrical disruptions, vandalism, natural disasters, terrorism, and other uncontrollable events. If one or more of our service providers fails to deliver adequate or timely services, our capacity to provide products and services to our customers could be negatively impacted.

While we believe we have taken reasonable measures to safeguard our business through contractual arrangements with our service providers, we cannot entirely eliminate the risk of service disruptions. Any significant interruption could harm our business, damage our brand, and result in the loss of customers. Although we believe that most of these services can be sourced from multiple providers, a failure by one or more of our service providers could cause a substantial disruption in our business while we seek alternative providers. Transitioning to substitute third-party providers could also lead to increased costs. Furthermore, we require that our partners comply with all relevant laws and regulations, including those encompassing anti-corruption, labor conditions, employment practices, safety and health standards, and environmental compliance. Although we have established policies and procedures to oversee these partnerships, the nature of these relationships inherently limits our direct control over their business operations. This limitation can potentially elevate our exposure to financial, legal, reputational, and operational risks.

If we are unable to attract, motivate, and retain key personnel and other qualified employees, our business and results of operations could be negatively impacted.

We operate in a rapidly changing technological landscape that demands a diverse set of skills and intellectual capital. To remain competitive and achieve growth, we must recruit, develop, motivate, and retain individuals who possess the necessary expertise across our organization. Additionally, we must cultivate our personnel to support succession plans that ensure continuity despite the inherent unpredictability of human capital.

Competition for employees is intense. We have introduced various human capital initiatives, such as employee wellness programs, employee resource groups, and an updated performance management process, to make our company an attractive workplace. However, with the increasing acceptance of remote work, maintaining and enhancing our corporate culture has become more challenging, as has managing the flexible working arrangements employees may seek. Our work environment might not meet the needs or expectations of our employees or could be perceived as less favorable compared to other companies' policies, which could hinder our ability to hire and retain qualified personnel.

We cannot guarantee that key personnel, including our executive officers, will remain with the company, or that replacing key employees will not lead to increased labor costs. The inability to retain or attract key personnel could have a significant adverse impact on our business, financial condition, and results of operations.

Rising prices and reduced availability of materials and services have negatively impacted, and may continue to negatively impact, our operating results.

We face risks related to the cost and availability of essential materials such as paper, plastics, ink, promotional items, merchant services point-of-sale equipment, and other raw materials, as well as various third-party services, including delivery and data provider services. Additionally, card networks like Visa® and Mastercard® periodically increase the fees they charge processors. Recent inflationary pressures have led to cost increases for some of the materials and services we use. If inflation continues into fiscal 2025 and outpaces our ability to raise prices, or if such price increases reduce demand for our products and services, it could materially and adversely affect our business. We have occasionally experienced supply chain disruptions, particularly affecting the supply of certain printed products in our Print segment, and ongoing global unrest and potential uncertainties surrounding trade policies, treaties, and tariffs, could further disrupt the global supply chain and result in increased costs. While we closely monitor our supply chain to address any delays or disruptions promptly, we cannot guarantee that our ability to provide products and services to our customers will remain unaffected if our supply chain is compromised.

The data sources that we depend on for our Data Solutions business could become unavailable due to changes in laws, regulations, or marketing industry practices. If access to these critical data sources is limited or prohibited, it would impair our ability to deliver targeted and effective marketing solutions, potentially impacting our business operations and revenue.

Paper costs constitute a significant portion of our materials expense. As a commodity, paper prices may be volatile due to market supply and demand, as well as fluctuations in the raw material and other costs incurred by paper suppliers. There are relatively few paper suppliers, and they face financial pressures as paper usage declines. Consequently, when our suppliers raise paper prices, we may not be able to secure better pricing from alternative sources or pass these increases on to our customers.

We rely on third-party providers for delivery services and certain outsourced products. Disruptions that prevent these third parties from fulfilling their obligations, such as work slowdowns, extended labor strikes, labor shortages, or adverse weather conditions, could negatively impact our results of operations by forcing us to find alternative providers at higher costs. Postal rates are dependent on the operating efficiency of the U.S. Postal Service (USPS) and legislative mandates imposed on the USPS. In recent years, postal rates have risen, and the USPS has faced significant financial challenges, which could lead to changes to the scope and frequency of USPS mail delivery services. Additionally, fuel costs have fluctuated over the past several years. Rising fuel costs increase our expenses for delivering products to customers and the price we pay for outsourced products.

Competitive pressures and/or contractual arrangements may limit our ability to pass increased costs on to our customers through higher prices for our products and services. Any of these risks could harm our business and results of operations.

We face risks related to customer payments that could adversely affect our business and financial results.

We may be held liable for fraudulent transactions on our websites, such as those involving stolen credit card information. Additionally, we could be liable for fraudulent electronic payment transactions or credits initiated by merchants or other parties. Although we have implemented safeguards to reduce these risks, we cannot entirely prevent fraudulent transactions. To date, we have not incurred material losses from payment-related fraud. However, such transactions can negatively impact our results of operations and may lead to penalties from payment card networks for insufficient fraud protection.

Furthermore, we may be liable if our merchants or other parties fail to fulfill their obligations to deliver goods or services to cardholders. For instance, we could face contingent liability for transactions initially processed by us that are later disputed by the cardholder and charged back to the merchants or other parties. These disputes can arise from various issues, including fraud, misuse, unintentional use, settlement delays or failures, insufficient funds, returns, or failure to perform a service. If we are unable to recover the disputed amounts from the merchant or other party due to insolvency or other reasons, we will bear the loss for the refund paid to the cardholder. Despite having an active credit risk management program, a default by one or more of our merchants or other parties could negatively impact our business, results of operations, and financial condition.

We are subject to payment card network rules, and any changes to these rules could adversely impact our business and financial results.

As a provider of transaction processing services, we are registered with Visa, Mastercard, and other networks either as a member or as a service provider for member institutions. This registration subjects us to card association and network rules. Any changes to these rules or their interpretations could have a significant impact on our business and financial results. For example, modifications to chargeback rules may affect our ability to dispute chargebacks and the extent of losses we might incur from them. Additionally, changes in network rules could lead to increased costs, impose new restrictions, or otherwise affect the development and deployment of our retail point-of-sale solutions, potentially limiting their adoption.

If any changes to or interpretations of the network rules conflict with our current operations, we may be required to make costly or challenging adjustments to our business practices. Such adjustments could negatively impact our results of operations.

Revenue generated from providing services to merchants that accept Visa and Mastercard is dependent on our ongoing registrations with these card networks, sponsorship by financial institutions, and, in some instances, maintaining membership in specific card networks.

To offer Visa and Mastercard transaction processing services, we must either be a direct member or be registered as a merchant processor or service provider for these networks. This registration relies on sponsorship from members of each organization in certain regions. If our sponsoring financial institution in any market ceases to provide sponsorship, we would need to secure another financial institution to fulfill this role or obtain direct membership with the card networks. Both alternatives could be challenging and costly. Failure to secure a new sponsor or achieve direct membership could prevent us from offering processing services to affected customers, thereby adversely impacting our business and results of operations. Additionally, some agreements with our financial institution sponsors grant them substantial discretion over certain business practices, including our merchant solicitation, application, and qualification procedures, as well as the terms of our merchant agreements. The discretionary actions of our sponsors under these agreements could materially and adversely affect our business and results of operations.

Non-compliance with the card networks' requirements could result in fines, suspension, or termination of our registrations or membership. Such terminations would have a material negative impact on our business, financial condition, and results of operations. Furthermore, if a merchant or an independent sales organization (ISO) fails to adhere to the card associations' and networks' requirements, we or the merchant or the ISO could face various fines or penalties imposed by the card associations or networks. If we are unable to collect these amounts from the respective merchant or ISO, we may have to absorb the cost of these fines or penalties, which would negatively affect our results of operations.

LEGAL AND COMPLIANCE RISKS

Governmental regulation is continuously evolving and could limit or harm our business.

We are governed by a wide array of international, federal, state, and local laws and regulations that influence various aspects of our business operations. These areas include, but are not limited to, labor, advertising, taxation, data privacy and security, digital content, consumer reports, consumer protection, merchant processing, online payment services, real estate, e-commerce, intellectual property, healthcare, environmental issues, and workplace health and safety. Additionally, emerging legal or regulatory actions aimed at addressing climate change may soon impact our operations. Navigating the complexities of both existing and new regulations is challenging, and regulatory bodies may introduce new laws or regulations at any time.

The regulatory landscape in which we operate could impose significant constraints on our business activities, necessitate operational changes, limit our use or storage of personal information, or alter our customers' purchasing behaviors. These factors could increase our costs, reduce efficiency, and compel us to modify our current or future products, services, systems, or processes. The impact of such regulatory changes on our business, prospects, financial condition, or results of operations is difficult to predict or quantify.

Portions of our business operate in highly regulated industries, and our performance could be significantly affected by applicable laws and regulations. For instance, international, federal, and state laws concerning the protection of consumer information require us to establish, implement, and maintain policies and procedures to safeguard the security and confidentiality of consumers' personal data, and these laws and regulations may limit or restrict how we use this data. Our business is also subject to regulations affecting payment processing, including merchant processing, automated clearing house transactions, remote deposit capture, lockbox services, and credit card processing fees. Compliance with these regulations necessitates the development, implementation, and maintenance of specific policies and procedures related to payments, and potential legislation limiting credit card processing fees could negatively impact revenue in our Merchant Services business. Furthermore, some of our contracts with financial institution clients impose additional requirements that are often more stringent than the regulations themselves, including confidentiality clauses related to small business customer information. These regulations and agreements typically restrict our ability to use or disclose personal information beyond its original intended purpose, potentially limiting business opportunities. Proposed privacy and cybersecurity regulations may further increase compliance costs associated with data protection. The complexity of adhering to the many and varied privacy and cybersecurity regulations may increase our costs and those of our clients, potentially reducing their discretionary spending and their capacity to purchase our products and services.

Given our increased reliance on the internet for sales and marketing, laws specifically governing digital commerce, the internet, mobile applications, search engine optimization, behavioral advertising, privacy, and email marketing may affect our business. Existing and future laws addressing digital and social marketing, privacy, user tracking, consumer protection, or commercial email could limit our ability to market and provide our products and services. More restrictive regulations, such as new privacy laws, consumer protection restrictions on “dark patterns,” search engine marketing limitations, “anti-spam” regulations, or email privacy rules, could reduce marketing opportunities, decrease website traffic, and/or increase the cost of acquiring new customers.

Due to additional regulatory costs, financial institutions may continue to exert significant pricing pressure on their suppliers, including their check and service providers. The increased cost and profit pressure may also drive further consolidation of financial institutions. Additionally, some financial institutions prohibit the offering of add-on services, such as bundled products, fraud/identity protection, or expedited check delivery, to their customers. If we are unable to market such services to consumers or small businesses through the majority of our financial institution clients, it could adversely affect our results of operations. Moreover, as our product and service offerings become more technologically advanced, and with heightened regulatory expectations for third-party service provider oversight, additional portions of our business could become subject to direct federal regulation and/or examination. This would increase our costs and could slow our ability to introduce new products and services, thereby hindering our ability to adapt to a rapidly changing business environment.

Third-party claims can lead to expensive and distracting litigation, and an unfavorable outcome could negatively impact our business, financial condition, and results of operations.

At times, we face claims, litigation, and other proceedings related to our business activities, including purported class action lawsuits. These legal proceedings may involve various issues such as employment practices, alleged breaches of contractual obligations, assertions of deceptive, unfair, or illegal business practices, violations of consumer protection laws, legacy distributor account protection rights, or environmental matters. Additionally, third parties may bring patent and other intellectual property infringement claims against us and/or our clients, which could include aggressive enforcement of patents by non-practicing entities. Such claims could lead to litigation against us and may also result in proceedings initiated by various federal and state regulatory agencies overseeing our business operations. As our business has grown and diversified, the number and significance of these claims and proceedings has increased.

These claims, regardless of their merit, could divert management's attention and result in costly and time-consuming litigation. We establish accruals for identified claims or lawsuits based on our best estimate of the probable liability. However, due to the inherent uncertainties of litigation and other dispute resolution processes, we cannot accurately predict the ultimate outcomes. An unfavorable resolution of a material claim or litigation could necessitate the payment of monetary damages, fines, or attorneys' fees, or force us to make costly and undesirable changes to our products, features, or business practices. Such outcomes would adversely affect our business, financial condition, and results of operations.

We may face challenges in protecting our intellectual property rights, which could negatively impact our business and competitive position.

Our strategy to safeguard our trademarks, software, and other intellectual property involves a combination of trademark and copyright laws, trade secret and patent protections, as well as confidentiality and license agreements. However, these measures provide only limited protection. Despite our efforts, third parties may still infringe upon or misappropriate our intellectual property, or independently develop products or services that are substantially similar and do not violate our intellectual property rights.

Enforcing our intellectual property rights and preventing unauthorized use is both complex and resource-intensive. We may need to dedicate substantial resources to protect our trade secrets and to monitor and enforce our intellectual property rights. If we fail to maintain intellectual property protection or cannot effectively secure or enforce it, we risk losing market share, experiencing reduced revenue, and seeing a decline in brand value. Such outcomes would ultimately harm our business and our ability to compete in the marketplace.

FINANCIAL RISKS

Economic conditions can significantly influence business and consumer spending trends, which in turn may negatively impact the demand for our products and services.

Our results of operations and financial position are closely tied to prevailing economic conditions. Factors such as inflation, business and consumer spending levels, business and consumer confidence, unemployment rates, and the availability of credit, as well as uncertainty or volatility in our customers' businesses, can adversely affect our business and results of operations. In a challenging economic environment, existing and potential customers may delay or forgo purchasing our products and services. Persistent inflationary pressure could diminish our customers' purchasing power, thereby negatively impacting our revenue and results of operations.

A substantial portion of our business depends on spending by small businesses, which we believe are more vulnerable to economic fluctuations than larger, more established companies. During economic downturns, small businesses may find it harder to secure credit and may prioritize other expenditures over our products and services. Consequently, factors such as small business confidence, the rate of small business formations and closures, and the availability of credit to small businesses are critical to our business performance.

Additionally, our business relies on the health of the financial services industry. Past global economic conditions have led to financial institutions seeking additional capital, merging with other institutions, or, in some cases, failing. The failure of one or more of our major financial institution clients, or a significant portion of our customer base, could adversely affect our operating results. Beyond the potential loss of a major client, the inability to recover prepaid product discount payments, collect accounts receivable, or secure contractually required termination payments from these clients could negatively impact our financial performance.

Other factors affecting the financial services industry may also lead to an increase in mergers and acquisitions among financial institutions. Such consolidation could adversely affect our operating results, as newly combined entities often seek to reduce costs by leveraging economies of scale in purchasing, including check supply and business services contracts. This competitive pressure may force providers to compete intensely on price to retain their existing business and gain additional business from the merged entity. Despite our efforts to offer competitively priced, high-quality products and services, there is no guarantee that we will retain financial institution clients or offset the loss of a major client through new client acquisitions or expanded sales to existing clients.

Global events, such as illness outbreaks and pandemics like COVID-19, along with political and economic instability, including uncertainties surrounding trade policies, treaties, and tariffs, as well as war or other hostilities, significantly increase economic uncertainty. Given the ongoing and dynamic nature of these events, we cannot predict their impact on our business, financial position, or results of operations. Even after such impacts subside, the U.S. economy may experience a recession, which could further adversely affect our business.

Asset impairment charges have a negative impact on our results of operations.

As of December 31, 2024, goodwill accounted for 50.3% of our total assets. We conduct an annual assessment to determine if the carrying value of goodwill is impaired, considering various factors such as economic, market, and industry conditions. Several circumstances could indicate a decline in the fair value of one or more of our reporting units, including:

•A downturn in economic conditions that adversely affects our actual and forecasted operating results;
•Changes in our business strategy, structure, or resource allocation;
•The failure of our growth strategy;
•The inability of our acquisitions to achieve expected operating results;
•Changes in market conditions, including increased competition;
•The loss of significant customers;
•A sustained decline in our stock price; or
•A material acceleration in the decline of order volumes for checks or business forms.

These situations may necessitate recording an impairment charge for a portion of goodwill. Additionally, we are required to assess the carrying value of other long-lived assets, including intangible assets. Information regarding our 2024 impairment analyses can be found under the caption "Note 8: Fair Value Measurements" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

In the past, we have encountered situations where it was necessary to write down the value of certain assets. It is possible that similar circumstances may arise in the future, requiring us to reassess and potentially reduce the recorded value of our assets once again. These write-downs have been, and could continue to be, material to our results of operations. If we are required to record additional asset impairment charges for any reason, our consolidated results of operations would be adversely affected.

Existing or future leverage may adversely affect our financial condition and results of operations.

As of December 31, 2024, we had $1.52 billion in debt. Both we, and our subsidiaries, may incur significant additional indebtedness in the future. This level of indebtedness could have several negative impacts, including: reducing our ability to secure additional financing for working capital, capital expenditures, general corporate purposes, or other needs; limiting our flexibility to pursue acquisitions; increasing our cash requirements to cover interest payments; restricting our ability to plan for or respond to changes in our business and industry; and heightening our vulnerability to adverse shifts in general economic and industry conditions. Furthermore, our credit agreement includes a number of restrictive covenants that impose significant operating and financial restrictions. These covenants restrict our ability to engage in acts that may be in our long-term best interest, such as paying dividends or making other distributions, repurchasing or redeeming capital stock, making loans and investments, selling assets, entering into transactions with affiliates, altering the business we conduct, or incurring liens.

Our capacity to make principal and interest payments on our debt depends on our future performance, which is influenced by general economic conditions and various financial, business, and other factors affecting our consolidated operations, many of which are beyond our control.

If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash requirements, we may need to take several actions. These could include seeking additional financing in the debt or equity markets, refinancing or restructuring all or part of our debt, or reducing or delaying planned capital or operating expenditures. However, these measures may not be sufficient to enable us to service our debt and meet other cash requirements. Furthermore, such financing, refinancing, or asset sales may not be available at all or on terms that are economically favorable.

Our variable-rate indebtedness exposes us to interest rate risk, which can adversely impact our results of operations.

Borrowings under our credit facility, including our secured term loan facility, are subject to variable interest rates. As of December 31, 2024, $597 million of our outstanding debt was subject to variable interest rates. This exposure to variable rates means that any increase in interest rates would lead to higher interest expense. Consequently, this would negatively impact our earnings and reduce the cash flows available for essential activities such as working capital, capital expenditures, and other investments. Effective management of our interest rate exposure is crucial to maintaining our financial health and ensuring that we can continue to meet our operational and strategic objectives. This involves closely monitoring interest rate trends and considering various financial instruments or strategies to mitigate the impact of rising rates on our financial performance. Despite our best efforts, fluctuations in interest rates could still adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a trusted partner for businesses of all sizes, and we take this responsibility seriously. Ensuring the secure and continuous operation of our networks and systems, as well as the processing, maintenance, and confidentiality of the sensitive information they contain, is vital to our business operations and strategy. We process records containing confidential data related to individuals and businesses. Additionally, some of our products are hosted solutions, and the volume of data we store for our customers, including personal, critical business, and other potentially sensitive information, has been growing. Technology-based organizations like ours are susceptible to targeted attacks that aim to exploit network and system vulnerabilities. A successful cyberattack could lead to the disclosure or misuse of sensitive business and personal information, disrupt our operations, damage our reputation, and deter clients and consumers from using our products and services. It could also result in litigation, the termination of client contracts, government inquiries, and/or enforcement actions. Any of these events would have a material negative impact on our business, prospects, results of operations, and financial position.

We have established a risk-based information/cybersecurity program dedicated to safeguarding our data and solutions. Our privacy policies, along with associated controls and procedures, provide a comprehensive framework to guide the handling of data. We employ a defense-in-depth strategy, utilizing multiple security layers and the CIA (confidential, integrity, and availability) triad model. Our information security program is led by our Chief Information Security Officer (CISO) and the Information Security department, which sets the policies, standards, and strategies to manage security risk. The CISO has over two decades of experience with global technology organizations across various industries. We allocate significant resources to addressing security vulnerabilities by enhancing security and reliability features in our products and services, providing employee security training, monitoring our operations 24/7, reviewing and auditing our systems against independent security control frameworks, and conducting security maturity assessments. We may also engage third-party consultants, legal advisors, or audit firms to evaluate and test our risk management systems and assess and remediate potential cybersecurity incidents. These assessments inform our annual and multi-year cybersecurity strategies and our product security plans. In addition, our operations rely on several third parties, including vendors, developers, and partners, who are critical to our business and may have access to our confidential data regarding consumers, employees, contractors, suppliers, and other business partners. We conduct due diligence on these third parties regarding their security and business controls and have established monitoring procedures to mitigate risks related to data breaches or other security incidents originating from these third parties.

Our Enterprise Risk Management Committee, led by our Assurance and Risk Advisory Services group, Chief Financial Officer, and Chief Administrative Officer, collaborates with our executive leadership team and senior-level staff, including the Chief Compliance Officer and the CISO, to evaluate and oversee our primary enterprise risks, including cybersecurity. The CISO provides periodic updates to the board of directors, ensuring that comprehensive risk reviews are conducted and that our cyber risk assessment, practices, and policies are thoroughly discussed with management. Additionally, our Assurance and Risk Advisory Services group delivers periodic updates to the Audit and Finance committee of the board of directors covering financial and enterprise risks, including cybersecurity.

In the event of a cybersecurity incident, our Cybersecurity Incident Response team will act according to our incident management plans to communicate with our executive leadership team and coordinate the response. Our Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Technology and Digital Officer, CISO, and Chief Compliance Officer are responsible for assessing such incidents for materiality, ensuring that any required notification or communication occurs, and determining whether any prohibition on the trading of our common stock by insiders should be imposed before disclosing information about a material cybersecurity event. We maintain cybersecurity insurance coverage to cover costs resulting from cyberattacks, although this coverage may not reimburse us for all losses.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents see Item 1A, "Operational Risks – Security breaches, computer malware, or other cyberattacks involving the confidential information we maintain could significantly damage our reputation, expose us to litigation and enforcement actions, and substantially harm our business and results of operations."

ITEM 2. PROPERTIES

As of December 31, 2024, we operated out of 36 facilities across the U.S., two facilities in Canada, and one in India. These locations support various functions, including printing and fulfillment, payment processing, call centers, data centers, and administrative tasks. Due to our shared services model, many of these facilities serve multiple business segments. Approximately 20% of our facilities are owned, while the remaining 80% are leased. Collectively, our facilities encompass approximately two million square feet of floor space. None of our owned properties are mortgaged or subject to significant encumbrances. We believe that existing leases will be renegotiated upon expiration or that we will secure suitable alternative properties on acceptable terms. We also believe that our properties are well-maintained and adequately meet our current business needs.

ITEM 3. LEGAL PROCEEDINGS

We record provisions for identified claims or lawsuits when it is probable that a liability has been incurred and the loss amount can be reasonably estimated. Claims and lawsuits are reviewed on a quarterly basis, and provisions are taken or adjusted to reflect the current status of each matter. We believe that the reserves recorded in our consolidated financial statements are adequate, considering the probable and estimable outcomes. The recorded liabilities were not material to our financial position, results of operations, or liquidity, and we do not believe that any of the currently identified claims or litigation will have a material impact on our financial position, results of operations, or liquidity upon resolution. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Should an unfavorable ruling occur, it may have a material adverse effect on our financial position, results of operations, or liquidity in the period the ruling is made or in future periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a quarterly basis, and therefore, are subject to change. As of December 31, 2024, the number of shareholders of record was 4,695, excluding shareholders whose shares were held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization does not have an expiration date. No shares were repurchased under this authorization during the fourth quarter of 2024 and $287 million remained available for repurchase as of December 31, 2024.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
DECEMBER 2024
The graph assumes that $100 was invested on December 31, 2019 in each of Deluxe common stock, the S&P MidCap 400 Index, and the DJUSIS Index, and that all dividends were reinvested.

Prepared by: Zack's Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
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

•Executive Overview that discusses what we do and our operating results at a high level;
•Consolidated Results of Operations; Restructuring and Integration Expense; and Segment Results that includes a more detailed discussion of our revenue and expenses;
•Cash Flows and Liquidity and Capital Resources that discusses key aspects of our cash flows, financial commitments, capital structure, and financial position; and
•Critical Accounting Estimates that discusses the estimates that involve a significant level of judgment and uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Please be aware that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of this report details known material risks and important information to consider when evaluating our forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use terms such as “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast," or similar expressions in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (SEC), in our press releases, investor presentations, and in oral statements made by our representatives, these indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Additionally, we discuss non-GAAP financial measures such as free cash flow, net debt, adjusted diluted earnings per share (EPS), consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), and consolidated adjusted EBITDA margin. We believe that these non-GAAP financial measures, when reviewed alongside GAAP financial measures, can provide valuable insights for investors analyzing our current period operating performance and assessing our future operating performance. Consequently, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely solely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not facilitate useful comparisons. The reconciliation of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in the Consolidated Results of Operations section.

The following discussion and analysis provides information we believe is essential for understanding our financial condition and results of operations. This discussion focuses on our consolidated financial results for the years ended December 31, 2024 and December 31, 2023. For a discussion of our consolidated results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 ("the 2023 Form 10-K"), which was filed with the SEC on February 22, 2024, and is incorporated by reference into this Form 10-K. Since we revised our reportable segments effective January 1, 2024, the Segment Results section includes an analysis of segment performance for the years ended December 31, 2024, 2023, and 2022. We recommend that you read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, which are presented in Part II, Item 8 of this report. This will provide a comprehensive understanding of our financial performance and the factors that influenced our results during these periods.

EXECUTIVE OVERVIEW

We help businesses strengthen their customer relationships through trusted, technology-enabled solutions that facilitate payments, drive growth, and enhance operational efficiency. Our comprehensive suite of solutions includes merchant services, marketing and data analytics, treasury management solutions, and promotional products, along with customized checks and business forms. We support small and medium-sized businesses, financial institutions, and some of the world’s largest consumer brands. We also provide checks and accessories directly to consumers. Our reach, scale, and distribution channels position us to be a trusted business partner, providing the tools and support our customers need to succeed.

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of this report. Having substantially completed our infrastructure modernization efforts and the divestiture of non-strategic businesses, we have now redirected our focus toward growth investments. This shift is aimed at driving scale and accelerating profit growth at a pace that surpasses revenue growth. Our operations continue to benefit from our disciplined pricing actions and comprehensive cost management practices. In 2023, we launched our North Star program with the objective of enhancing shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. We have started to realize the benefits of our North Star initiatives, as evidenced by the improvement in both adjusted EBITDA and adjusted EBITDA margin for 2024 compared to 2023, excluding the impact of business exits. A key driver of this improvement was a 14% reduction in the costs of our corporate operations for 2024, as compared to 2023. We also reduced net debt by $52 million from the previous year-end.

Realignment – Effective January 1, 2024, we realigned our organizational structure to better reflect our portfolio mix and offerings, and we updated our reportable segments to correspond with these changes. We did not operate under the new segment structure prior to January 1, 2024. Information regarding our realigned reportable segments can be found under the caption "Note 17: Business Segment Information" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Business exits – Over the past three years, we made strategic decisions to exit certain of our businesses. In 2022, we sold our Australian web hosting business, as well as our strategic sourcing and retail packaging businesses. In 2023, we sold our North American web hosting and logo design businesses, completing our exit from the web hosting space. Additionally, in 2023, we entered into agreements to exit our payroll and human resources services business, facilitating the transition of our U.S. and Canadian customers to other service providers. These customer conversions were substantially completed during 2024.

We believe that these business exits allow us to concentrate our resources on our growth businesses, while optimizing our operations. Further information regarding these business exits can be found under the caption "Note 6: Divestitures" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

2024 Financial Results

Highlights of our 2024 financial results compared to 2023 include:

•Consolidated revenue – Decreased by $70 million to $2.12 billion, primarily due to the continuing secular decline in order volumes for checks, business forms, and some business accessories, as well as business exits, which drove a $45 million reduction. These declines were partially offset by pricing actions and growth in data-driven marketing and merchant services.

•Net income – Increased by $27 million to $53 million, reflecting the impact of our pricing and cost reduction actions and reduced restructuring and integration expense. These positive factors were partially offset by the loss of earnings from exited businesses, the secular revenue declines in the Print segment, and inflationary pressures on hourly wages, materials, and delivery costs.

•Adjusted EBITDA – Decreased by $5 million to $412 million, including the impact of business exits, which drove a $20 million decrease. Excluding the impact of business exits, adjusted EBITDA would have increased due to the benefits of our pricing and cost reduction actions and growth in data-driven marketing and merchant services. These impacts were partially offset by the secular declines in the Print segment, inflationary pressures on our cost structure, and a $6 million increase in bad debt expense, primarily in the Print segment.

Adjusted EBITDA margin of 19.4% for 2024 increased as compared to 19.0% for 2023. Our pricing and cost optimization actions more than offset the impact of the Print secular declines, the inflationary pressures, and the higher bad debt expense. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Cash provided by operating activities – Decreased by $4 million to $194 million, reflecting the secular declines in the Print segment, business exits, inflationary pressures on our cost structure, and an unfavorable year-over-year impact from certain working capital changes, primarily related to receivables, prepaids, and inventories. These impacts were partially offset by our pricing and cost management actions, reduced restructuring and integration spend, and lower payments for cloud computing arrangement implementation costs and performance-based employee cash bonuses.

•Free cash flow – Increased by $2 million to $100 million, defined as cash flows from operating activities less purchases of capital assets. We continue to reinvest the free cash flow generated by our Print business into our growth businesses. A reconciliation of free cash flow to its comparable GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor the interest rate environment and its impact on our outstanding debt. As of December 31, 2024, 61% of our debt had a fixed interest rate of 8.1%, which partially insulates us from future interest rate increases.

We also continually monitor the impact of inflationary pressures affecting our labor, delivery, and material costs. In response to the inflationary environment, we have implemented targeted price increases, primarily in our Print and Merchant Services segments. Despite these price adjustments, we continue to experience healthy revenue volumes, which underscores the strength of our business and the sustained demand for our products and services. We have occasionally experienced supply chain disruptions, particularly affecting the supply of certain printed products in our Print segment, and ongoing global unrest and potential uncertainties surrounding trade policies, treaties, and tariffs, could further disrupt the global supply chain and result in increased costs. To mitigate this risk, we continuously monitor our supply chain to avoid delays or disruptions. We have also experienced labor supply issues in certain portions of our business. The severity and duration of inflation, as well as supply chain and labor issues, remains difficult to predict and could continue to impact our business, financial position, and results of operations.

We also monitor trends in small business sentiment and consumer discretionary spending. We analyze various data sources, including information from credit card brands, the Federal Reserve, other economic forecast providers, and our proprietary data. These trends significantly influence multiple areas of our portfolio, particularly our Merchant Services and Print segments. The data suggests that downward trends in discretionary consumer spending have stabilized. Nonetheless, we have observed a softening in demand for some of our discretionary promotional products within the Print segment and our processing volumes within Merchant Services. We also monitor various factors that could influence our customers' purchasing power, including potential global trade disruptions due to tariffs and other changes to trade policy in the U.S. and other countries.

Additionally, geopolitical events, such as war or other hostilities, could lead to a downturn in the global economy, which may negatively impact our performance.

Liquidity

As of December 31, 2024, we held cash and cash equivalents of $34 million, along with an additional $374 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90 and $100 million in 2025, compared to $94 million in 2024, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

We believe that net cash generated by operations, combined with cash and cash equivalents on hand, and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. As of December 31, 2024, we were in compliance with our debt covenants.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

(in thousands)	2024	2023	Change
Total revenue	$2,121,761	$2,192,260	(3.2%)
The decrease in total revenue for 2024, compared to 2023, was driven by several factors, including the continuing secular decline in order volumes for checks, business forms, and certain business accessories, as well as the business exits discussed in the Executive Overview section, which led to a reduction in revenue of approximately $45 million. Additionally, revenue was impacted by a reduction in treasury management revenue resulting from reduced lockbox processing volumes and a strategic shift from relying on one-time revenue to a more recurring revenue model.

These declines in revenue were partially offset by price increases in response to the inflationary environment, primarily in our Print and Merchant Services segments. Additionally, there was strong demand for our data-driven marketing services, which contributed a $22 million increase in revenue.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 17: Business Segment Information" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report. Our revenue mix by business segment was as follows:

	2024	2023
Merchant Services	18.1%	16.6%
B2B Payments	13.6%	13.7%
Data Solutions	11.0%	9.7%
Print	56.8%	57.5%
All other	0.5%	2.5%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

(in thousands)	2024	2023	Change
Total cost of revenue	$995,311	$1,029,577	(3.3%)
Total cost of revenue as a percentage of total revenue	46.9%	47.0%	(0.1) pt.

Cost of revenue primarily consists of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

The decrease in total cost of revenue for 2024, compared to 2023, was driven by several factors. Reduced revenue volume from the continuing secular decline in checks, business forms, and some business accessories contributed to the decrease. Additionally, our various cost management actions and the decrease in treasury management revenue further reduced cost of revenue. Total cost of revenue decreased by $18 million due to the business exits discussed in the Executive Overview section, and restructuring and integration expense included in cost of revenue decreased by $10 million. These decreases in total cost of revenue were partially offset by the revenue growth in data-driven marketing, as well as inflationary pressures on hourly wages, materials, and delivery costs.

As a result, total cost of revenue as a percentage of total revenue for 2024 was virtually flat as compared to 2023. The benefits of our pricing and cost management actions and the lower restructuring and integration expense were offset by the inflationary impacts.

Consolidated Selling, General & Administrative (SG&A) Expense

(in thousands)	2024	2023	Change
SG&A expense	$909,168	$956,068	(4.9%)
SG&A expense as a percentage of total revenue	42.8%	43.6%	(0.8) pt.

The decrease in SG&A expense for 2024, compared to 2023, was primarily due to various cost management actions, including workforce adjustments, marketing optimization, and real estate rationalization. Additionally, there was a reduction of approximately $11 million related to the business exits discussed in the Executive Overview section. These reductions were partially offset by a $6 million increase in bad debt expense, primarily within the Print segment.

Total SG&A expense as a percentage of total revenue for 2024 decreased compared to 2023, as the combined effects of price increases and our cost management actions more than offset the increase in bad debt expense.

Restructuring and Integration Expense

(in thousands)	2024	2023	Change
Restructuring and integration expense	$48,570	$78,245	(37.9%)

We are actively pursuing several initiatives aimed at aligning our business with our growth strategy and enhancing operational efficiency. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

(in thousands)	2024	2023	Change
Gain on sale of businesses and long-lived assets	$31,207	$32,421	(3.7%)

As discussed in the Executive Overview section, we substantially completed our exit from the U.S. and Canadian payroll and human resources services business during 2024. This transition allowed us to recognize income related to the customer conversion agreements during 2024. Additionally, in 2023, we finalized the sale of our North American web hosting and logo design businesses, recognized income from our decision to exit the payroll and human resources services business, and sold two facilities. Additional information regarding these business exits and asset sales can be found under the caption "Note 6: Divestitures" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Asset Impairment Charges

(in thousands)	2024	2023
Asset impairment charges	$7,743	$—

During 2024, we recorded goodwill impairment charges associated with our exit from the U.S. and Canadian payroll and human resources services business. Additional information can be found under the caption "Note 6: Divestitures" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Interest Expense

(in thousands)	2024	2023	Change
Interest expense	$123,281	$125,643	(1.9%)
Weighted-average debt outstanding	1,584,453	1,676,858	(5.5%)
Weighted-average interest rate	7.15%	7.06%	0.09 pt.

The decrease in interest expense for 2024, compared to 2023, was mainly due to a decrease in the average debt outstanding. This positive effect was partially offset by the impact of higher interest rates and expense of $2 million from the retirement of debt due to the debt refinancing completed in the fourth quarter of 2024. Further information regarding the refinancing of our debt can be found under the caption "Note 13: Debt" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report. Based on the amount of variable-rate debt outstanding as of December 31, 2024, a one percentage point change in the weighted-average interest rate would result in a $6 million change in interest expense for 2025.

Income Tax Provision

(in thousands)	2024	2023	Change
Income tax provision	$23,552	$13,572	73.5%
Effective tax rate	30.8%	34.1%	(3.3) pt.

The effective income tax rate for 2024 decreased compared to 2023. This change was primarily due to lower tax rate impacts in 2024 from return to provision adjustments, share-based compensation, and the repatriation of foreign earnings. Partially offsetting these decreases in our effective income tax rate was the tax rate benefit from business exit activities in 2023 that did not recur in 2024. Additional details regarding other factors that impacted our effective income tax rates can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

(in thousands, except per share amounts)	2024	2023	Change
Net income	$52,945	$26,227	101.9%
Diluted EPS	1.18	0.59	100.0%
Adjusted diluted EPS	3.29	3.32	(0.9%)

Net income and diluted EPS increased for 2024 compared to 2023, reflecting the changes noted above. Adjusted diluted EPS decreased $0.03 per share in 2024, compared to 2023, driven by the impact of business exits, which drove a $0.27 per share decrease. Excluding the impact of business exits, adjusted diluted EPS would have increased due to the benefits of our pricing and cost reduction actions, as well as growth in data-driven marketing and merchant services. These positive impacts were partially offset by the secular declines in the Print segment, inflationary pressures on our cost structure, and a $6 million increase in bad debt expense, primarily in the Print segment. A reconciliation of net income to adjusted net income, which is used in the calculation of adjusted diluted EPS, can be found in the following section.

Reconciliation of Non-GAAP Financial Measures

Free cash flow – We define free cash flow as net cash provided by operating activities minus purchases of capital assets. We consider free cash flow to be an important indicator of cash available for servicing debt and for shareholders, after making necessary capital investments to maintain or expand our asset base. One limitation of using the free cash flow measure is that not all of our free cash flow is available for discretionary spending. We may have mandatory debt payments and other cash requirements that must be deducted from our available cash. Despite this limitation, we believe that the measure of free cash flow offers an additional metric to consistently compare cash generated by operations. It also provides insight into the cash flow available to fund various items such as dividends, mandatory and discretionary debt reduction, acquisitions or other strategic investments, and share repurchases.

Net cash provided by operating activities for the years ended December 31 reconciles to free cash flow as follows:

(in thousands)	2024	2023
Net cash provided by operating activities	$194,281	$198,367
Purchases of capital assets	(94,389)	(100,747)
Free cash flow	$99,892	$97,620

Net debt – Net debt is calculated by subtracting cash and cash equivalents from total debt. One limitation associated with using net debt is that by subtracting cash and cash equivalents, it may imply that management intends to use these funds to reduce outstanding debt. Additionally, net debt can suggest that our debt obligations are lower than what the most comparable GAAP measure indicates. Despite these limitations, management believes that net debt is a valuable metric for assessing our financial leverage and overall balance sheet health. It provides a measure of our debt burden by considering the funds available to offset our debt obligations.

Total debt reconciles to net debt as follows as of December 31:

(in thousands)	2024	2023
Total debt	$1,503,151	$1,592,851
Cash and cash equivalents	(34,399)	(71,962)
Net debt	$1,468,752	$1,520,889

Adjusted EBITDA and adjusted EBITDA margin – We believe that adjusted EBITDA and adjusted EBITDA margin are useful metrics for evaluating our operating performance. These measures eliminate the effect of interest expense, income taxes, the accounting effects of capital investments (i.e., depreciation and amortization), and certain other items that may vary for reasons unrelated to current period operating performance. Management uses these measures to assess the operating results and performance of the business, perform analytical comparisons, and identify strategies to improve performance. Additionally, we believe that an increasing adjusted EBITDA and adjusted EBITDA margin indicate an increase in the company's value.

It is important to note that we do not consider adjusted EBITDA to be a measure of cash flow, as it does not account for certain cash requirements such as interest, income taxes, debt service payments, or capital investments.

Net income for the years ended December 31 reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

(in thousands)	2024	2023
Net income	$52,945	$26,227
Net income attributable to non-controlling interest	(143)	(107)
Depreciation and amortization expense	165,544	169,703
Interest expense	123,281	125,643
Income tax provision	23,552	13,572
Restructuring and integration expense	50,450	90,475
Share-based compensation expense	19,944	20,525
Certain legal-related (benefit) expense	(34)	2,195
Asset impairment charges	7,743	—
Gain on sale of businesses and long-lived assets	(31,207)	(32,421)
Loss on sale of investment securities	—	1,323
Adjusted EBITDA	$412,075	$417,135
Adjusted EBITDA margin	19.4%	19.0%

Adjusted diluted EPS – We believe that adjusted diluted EPS is a valuable metric for providing comparable information that assists in analyzing our current period operating performance and assessing our future operating performance. By excluding the impact of non-cash items or items that we believe are not indicative of current period operating performance, adjusted diluted EPS offers a useful view of our underlying business performance. Adjusted diluted EPS is one of the key financial performance metrics we use to evaluate the operating results and performance of the business, and It helps us identify strategies to improve performance. While it is reasonable to expect that one or more of the excluded items will occur in future periods, the amounts recognized may vary significantly.

Diluted EPS for the years ended December 31 reconciles to adjusted diluted EPS as follows:

(in thousands, except per share amounts)	2024	2023
Net income	$52,945	$26,227
Net income attributable to non-controlling interest	(143)	(107)
Net income attributable to Deluxe	52,802	26,120
Acquisition amortization	55,489	74,839
Accelerated amortization	16,866	2,500
Restructuring and integration expense	50,450	90,475
Share-based compensation expense	19,944	20,525
Certain legal-related (benefit) expense	(34)	2,195
Asset impairment charges	7,743	—
Gain on sale of businesses and long-lived assets	(31,207)	(32,421)
Loss on sale of investment securities	—	1,323
Loss on debt retirement	1,934	—
Adjustments, pretax	121,185	159,436
Income tax provision impact of pretax adjustments(1)	(26,640)	(39,684)
Adjustments, net of tax	94,545	119,752
Adjusted net income attributable to Deluxe	147,347	145,872
Income allocated to participating securities	(8)	—
Re-measurement of share-based awards classified as liabilities	(47)	(20)
Adjusted income attributable to Deluxe available to common shareholders	$147,292	$145,852

Adjusted weighted-average shares and potential common shares outstanding(2)	44,738	43,889

GAAP diluted EPS	$1.18	$0.59
Adjustments, net of tax	2.11	2.73
Adjusted diluted EPS	$3.29	$3.32

(1) The tax effect of the pretax adjustments takes into account the tax treatment and related tax rate(s) applicable to each adjustment in the relevant tax jurisdiction(s). Generally, this results in a tax impact that approximates the U.S. effective tax rate for each adjustment. However, the tax impact of certain adjustments, such as share-based compensation expense and gains on sales of businesses, depends on whether the amounts are deductible in the respective tax jurisdictions and the applicable effective tax rate(s) in those jurisdictions.

(2) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS differs from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to initiatives aimed at driving earnings and cash flow growth, including costs related to the consolidation and migration of certain applications and processes. These costs consist primarily of consulting, project management services, internal labor, and other items such as facility closure and consolidation costs. Additionally, we have recorded employee severance costs across functional areas.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost reduction front, we are focused on refining our organizational structure and transforming our infrastructure and operations. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. On the revenue growth side, our priorities include developing an integrated software channel in Merchant Services, expanding our Data Solutions business to cater to more industry verticals, and enhancing our marketing and sales capabilities. We have made significant progress on all of the remaining North Star initiatives and anticipate continued positive impacts on our results of operations throughout the coming year. For example, we have significantly reduced our corporate expenses, which decreased 14% in 2024, compared to 2023. Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

All investments under the North Star program are required to meet our internal hurdle rate and provide a higher return compared to other uses of capital, such as debt repayment. The North Star program aims to achieve a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through December 31, 2024, we incurred related restructuring and integration expense of approximately $95 million ($50 million in 2024 and $45 million in 2023), and we expect to incur approximately $15 million in additional North Star restructuring and integration expense in 2025. These charges will include professional services fees, employee severance, and other restructuring-related costs.

The majority of the employee reductions included in our restructuring and integration accruals as of December 31, 2024, along with the related severance payments, are anticipated to be completed by mid-2025. As a result of these employee reductions, including those related to our North Star program, we realized cost savings of approximately $10 million in cost of sales and $25 million in SG&A expense in 2024, compared to our 2023 results of operations. For those employee reductions included in our restructuring and integration accruals through December 31, 2024, we expect to realize annual cost savings of approximately $5 million in cost of sales and $7 million in SG&A expense in 2025, compared to our 2024 results of operations. Note that these savings may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

SEGMENT RESULTS

Effective January 1, 2024, we revised our reportable business segments to align with structural and management reporting changes that better reflect our portfolio mix and offerings. We now operate the following reportable segments, generally organized by product and service type: Merchant Services, B2B Payments, Data Solutions, and Print. The financial information presented below for our reportable business segments is consistent with that presented under the caption “Note 17: Business Segment Information” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report, where information regarding revenue for our product and service offerings can also be found. The segment information for 2023 and 2022 has been recast to reflect our current segment structure.

Merchant Services

Results for our Merchant Services segment were as follows:

(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total revenue	$384,038	$364,233	$347,709	5.4%	4.8%
Adjusted EBITDA	78,540	74,399	70,760	5.6%	5.1%
Adjusted EBITDA margin	20.5%	20.4%	20.4%	0.1 pt.	—

Total revenue for 2024 increased compared to 2023, driven by customer wins across market channels, including our partnerships with banks, government clients, and our expanding reach with integrated software vendors, or ISVs. Additionally, revenue benefited from pricing actions implemented in response to the inflationary environment. These gains were partially offset by pressure on processing volumes in some verticals.

The increase in adjusted EBITDA for 2024 compared to 2023 was primarily driven by the price increases and other revenue growth, along with cost management actions. The scalability of our business model and the pricing actions also contributed to the slight increase in the adjusted EBITDA margin. Looking ahead to 2025, we expect to maintain this positive trajectory by capitalizing on our strong market position and growing customer base.

Total revenue for 2023 increased compared to 2022, as processing volumes increased despite soft consumer spending. Additionally, revenue benefited from pricing actions implemented in response to inflation and a significant customer conversion that went live in the fourth quarter of 2023.

The increase in adjusted EBITDA for 2023 compared to 2022 was primarily driven by the revenue growth and cost management actions. However, adjusted EBITDA margin remained flat year-over-year as the benefits from our pricing and cost management actions were offset by a shift in revenue mix linked to the higher processing volumes.

B2B Payments

Results for our B2B Payments segment were as follows:

(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total revenue	$287,851	$299,196	$307,117	(3.8%)	(2.6%)
Adjusted EBITDA	57,088	62,034	71,242	(8.0%)	(12.9%)
Adjusted EBITDA margin	19.8%	20.7%	23.2%	(0.9) pt.	(2.5) pt.

Total revenue for 2024 decreased compared to 2023, primarily due to reduced lockbox processing volumes and the absence of one-time hardware and license sales that occurred in 2023. We are continuing our migration from a dependency on one-time revenue to a more recurring revenue model. Consequently, we have intentionally shifted our focus away from selling products such as check imaging devices and one-time software licenses. These reductions in revenue were partially offset by a modest price increase to counteract inflation and the onboarding of new clients in the latter half of 2024. The revenue trend improved over the course of 2024, with a year-over-year decrease of 7.8% in the first half of the year, but a slight increase of 0.4% in the second half.

Adjusted EBITDA for 2024 decreased compared to 2023, driven mainly by the reduction in revenue, ongoing inflationary pressures on labor costs, and expenses related to the initial onboarding of new remittance processing customers in the latter half of 2024. These decreases were partially offset by our cost management actions, including the consolidation of our lockbox processing operations, as well as the modest price increase. Adjusted EBITDA margin decreased year-over-year, as inflationary pressures and the costs associated with new customer implementations exceeded the benefits from our pricing and cost management actions.

Total revenue for 2023 decreased compared to 2022, primarily due to reduced volumes for our fraud and security service offerings. Treasury management revenue remained virtually flat year-over-year, as price increases implemented in response to inflation were offset by the impact of one-time revenue in 2022 and demand softness for lockbox services.

Adjusted EBITDA for 2023 also decreased compared to 2022. This decline was primarily driven by the reduction in revenue and inflationary pressures on labor costs. These decreases were partially offset by the benefits realized from operational improvements across our lockbox sites. Adjusted EBITDA margin for 2023 decreased compared to 2022, as the investments in the business and increased labor costs exceeded the benefit from cost management actions.

Data Solutions

Results for our Data Solutions segment were as follows:

(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total revenue	$234,033	$211,788	$196,707	10.5%	7.7%
Adjusted EBITDA	60,443	46,281	44,833	30.6%	3.2%
Adjusted EBITDA margin	25.8%	21.9%	22.8%	3.9 pt.	(0.9) pt.

Total revenue for 2024 increased compared to 2023, driven by strong demand for customer acquisition marketing activities across both our core base of financial institution partners and our expanding portfolio of other clients. Robust new campaign activity underscores our success in collaborating with our customer base to deploy an optimized set of marketing capabilities.

Adjusted EBITDA for 2024 also increased compared to 2023, primarily driven by the rise in data-driven marketing volume, the benefits of our cost management actions, and a favorable mix of clients throughout the year. Adjusted EBITDA margin increased for 2024 compared to 2023, due to the cost management actions and favorable changes in client mix.

Total revenue for 2023 increased compared to 2022, driven by increased demand for our marketing services aimed at helping banks attract low-cost deposits and expand their business banking account offerings. This increase was partially offset by the pull-forward of some of our clients' marketing campaigns into the fourth quarter of 2022.

Adjusted EBITDA for 2023 also increased compared to 2022, mainly due to the growth in data-driven marketing and the benefits of our cost management actions. However, adjusted EBITDA margin decreased for 2023 compared to 2022, as the benefits of our cost management actions were more than offset by an unfavorable shift in client mix.

Print

Results for our Print segment were as follows:

(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total revenue	$1,205,077	$1,261,283	$1,276,775	(4.5%)	(1.2%)
Adjusted EBITDA	376,601	400,942	399,045	(6.1%)	0.5%
Adjusted EBITDA margin	31.3%	31.8%	31.3%	(0.5) pt.	0.5 pt.

Total revenue for 2024 decreased compared to 2023, primarily due to the ongoing secular decline in order volumes for checks, business forms, and some business accessories, as well as demand softness for our promotional products. Increased competition, particularly in the lower-margin promotional, apparel, and branded accessory areas, contributed to this softness. This competitive pressure largely impacted our third-party sourced offerings, reducing the traditional fourth quarter increase in volume observed in the prior year. These revenue declines were partially offset by pricing actions implemented in response to inflation.

Adjusted EBITDA for 2024 also decreased compared to 2023, primarily due to the decline in revenue, inflationary pressures on materials and delivery costs, and increased bad debt expense. These decreases were partially offset by our cost management actions, as we continue to focus on operating expense discipline and overall efficiency within this segment. Adjusted EBITDA margin for 2024 decreased compared to 2023, as the benefits from our pricing and cost management actions were more than offset by the inflationary cost pressures and the increased bad debt expense.

Total revenue for 2023 decreased compared to 2022, driven by the continuing secular decline in order volumes for checks, business forms, and some business accessories, as well as demand softness within our distributor network. These decreases were partially offset by pricing actions implemented in response to inflation, as well as the acquisition of new small business clients and the expansion of relationships with some of our existing clients.

Adjusted EBITDA for 2023 increased slightly compared to 2022, mainly due to the benefits of our cost management actions and a more focused approach targeting products with better margins. These increases were partially offset by the revenue decline and inflationary pressures on materials and delivery costs. Adjusted EBITDA margin for 2023 also increased compared to 2022, as the inflationary cost pressures were more than offset by the benefits of the pricing and cost management actions, along with our focus on higher-margin products.

CASH FLOWS AND LIQUIDITY
As of December 31, 2024, we held cash and cash equivalents of $34 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $275 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part II, Item 8 of this report.

(in thousands)	2024	2023	Change
Net cash provided by operating activities	$194,281	$198,367	$(4,086)
Net cash used by investing activities	(69,842)	(43,305)	(26,537)
Net cash used by financing activities	(267,255)	(37,679)	(229,576)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,064)	3,235	(9,299)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(148,880)	$120,618	$(269,498)
Free cash flow(1)	$99,892	$97,620	$2,272

(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Cash provided by operating activities for 2024 decreased $4 million compared to 2023, reflecting the secular declines in the Print segment, business exits, inflationary pressures on our cost structure, and an unfavorable year-over-year impact from certain working capital changes, primarily related to receivables, prepaids, and inventories. These impacts were partially offset by our pricing and cost management actions, reduced restructuring and integration spend, and lower payments for cloud computing arrangement implementation costs and performance-based employee cash bonuses.

Included in net cash provided by operating activities were the following operating cash outflows:

(in thousands)	2024	2023	Change
Interest payments	$117,828	$115,556	$2,272
Income tax payments	49,893	47,945	1,948
Performance-based employee cash bonuses(1)	39,045	44,483	(5,438)
Prepaid product discount payments	29,809	28,535	1,274
Severance payments	10,308	16,942	(6,634)
Payments for cloud computing arrangement implementation costs	3,145	9,118	(5,973)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for 2024 increased by $27 million compared to 2023. This increase was primarily driven by lower proceeds from business exit activities in 2024 and proceeds of $8 million received in 2023 from the sale of investment securities related to our exit from the payroll and human resources services business, as discussed in the Executive Overview section. These increases in net cash used were partially offset by payments of $10 million in 2023 related to a joint venture aimed at launching and marketing a business payment distribution technology platform, which did not recur in 2024.

Net cash used by financing activities for 2024 increased by $230 million compared to 2023. This increase was primarily driven by changes in settlement processing obligations during each period, including the impact of our exit from the payroll and human resources services business, as discussed in the Executive Overview section. Additionally higher payments on long-term debt in 2024 contributed to the increase, along with payments of $15 million in 2024 for debt issuance costs related to the refinancing of our debt in December 2024.

Significant investing and financing cash transactions for each period were as follows:

(in thousands)	2024	2023	Change
Net change in settlement processing obligations	$(108,036)	$79,063	$(187,099)
Purchases of capital assets	(94,389)	(100,747)	6,358
Net change in debt	(82,270)	(55,188)	(27,082)
Cash dividends paid to shareholders	(54,155)	(53,325)	(830)
Payments for debt issuance costs	(15,225)	—	(15,225)
Proceeds from sale of businesses and long-lived assets	23,295	53,635	(30,340)
Proceeds from sale of settlement processing asset debt securities	—	8,006	(8,006)

When evaluating our cash needs, we must take into account our debt service requirements, lease obligations, other contractual commitments, and contingent liabilities. Detailed information regarding the maturities of our long-term debt, our operating and finance lease obligations, and contingent liabilities can be found in the Notes to Consolidated Financial Statements under the captions "Note 13: Debt," "Note 14: Leases," and "Note 15: Other Commitments and Contingencies," located in Part II, Item 8 of this report.

Furthermore, we have entered into contracts with third-party service providers, primarily for information technology services, including cloud computing and professional services. These agreements also cover outsourced services, data purchases, and payment acceptance services. These contracts commit us to payments totaling approximately $225 million, with approximately $70 million due in 2025, $60 million due in 2026, and the remaining amounts due through 2029. We anticipate that capital expenditures will be between $90 and $100 million in 2025, compared to $94 million in 2024, as we continue to scale our product categories and invest in innovation.

As of December 31, 2024, we held cash and cash equivalents of $34 million, with an additional $374 million available for borrowing under our revolving credit facility. We believe that net cash generated from our operations, combined with cash and cash equivalents on hand, and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

CAPITAL RESOURCES

As of December 31, 2024, the principal amount of our debt obligations was $1.52 billion, compared to $1.60 billion as of December 31, 2023. Detailed information regarding our outstanding debt, including our debt service obligations, can be found under the caption "Note 13: Debt” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Our capital structure for each period was as follows:

	December 31, 2024		December 31, 2023
(in thousands)	Amount	Period-end interest rate	Amount	Period-end interest rate	Change
Fixed interest rate	$925,000	8.1%	$1,246,659	7.0%	$(321,659)
Floating interest rate	596,917	7.2%	357,528	7.9%	239,389
Total debt principal	1,521,917	7.7%	1,604,187	7.2%	(82,270)
Shareholders’ equity	620,918		604,616		16,302
Total capital	$2,142,835		$2,208,803		$(65,968)

During 2024, we made significant changes to our debt obligations. In March 2024, we established an accounts receivable financing facility with a capacity of $80 million. As of December 31, 2024, $79 million was outstanding under the facility at an interest rate of 6.22%. The proceeds from these borrowings were used to prepay amounts due under our former secured term loan facility.

In December 2024, we executed a $900 million amended and restated credit agreement, which includes commitments of $400 million under a revolving credit facility and $500 million under a term loan facility. Concurrently, we repaid and terminated our previous credit facility, recording interest expense of $2 million for the write-off of the related unamortized debt issuance costs. As of December 31, 2024, $518 million was outstanding under our new credit agreement, at a weighted-average interest rate of 7.23%.

Additionally, in December 2024, we issued $450 million of 8.125% senior secured notes that mature in September 2029. However, if any of our senior unsecured notes remain outstanding as of February 1, 2029, the senior secured notes will mature on February 1, 2029. The proceeds from this offering, net of discount and offering costs, were $441 million, resulting in an effective interest rate of 8.6%. The net proceeds, along with borrowings from the new credit agreement established in December 2024, were used to refinance the former senior secured term loan and revolving credit facilities.

Information regarding our debt covenants can be found under the caption "Note 13: Debt” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report. As of December 31, 2024, we were in compliance with our debt covenants.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of December 31, 2024, $287 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part II, Item 8 of this report.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting estimates are those that are most important to accurately portraying our financial condition and results of operations, or that place significant demands on management's judgment regarding the effects of inherently uncertain matters, and different estimates or assumptions could materially impact our financial condition or results of operations. Our MD&A discussion is based on our consolidated financial statements, which have been prepared in accordance with GAAP. Our accounting policies are detailed under the caption “Note 1: Significant Accounting Policies” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

We regularly review the accounting policies used in reporting our financial results. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the related disclosure of contingent assets and liabilities. These estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities.

In some cases, we could have reasonably used different accounting estimates and in other cases, changes in the accounting estimates are likely to occur from period to period. Therefore, actual results may differ from our estimates. Significant estimates and judgments are reviewed by management on an ongoing basis and by the Audit and Finance Committee of our board of directors at the end of each quarter, prior to the public release of our financial results.

Revenue Recognition

We recognize product revenue when control of the goods is transferred to our customers, reflecting the consideration we expect to receive in exchange for those goods. Typically, control is transferred when products are shipped. The majority of our service revenue is recognized as the services are provided. Most of our contracts involve either the shipment of tangible products or the delivery of services with a single performance obligation or multiple performance obligations where control is transferred simultaneously. Some of our financial institution contracts include prepaid product discounts, which are cash payments made to our financial institution clients. These prepaid product discounts are recorded in other non-current assets on the consolidated balance sheets and are generally amortized as reductions of revenue on the straight-line basis over the contract term. Sales tax collected during revenue-producing activities is excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related costs are recorded in cost of products and accrued when the related revenue is recognized.

When another party is involved in providing goods or services to a customer, we determine whether our obligation is to provide the specified good or service ourselves or to arrange for the good or service to be provided by the other party. If we are responsible for satisfying a performance obligation based on our control over the product or service, we are considered the principal and recognize revenue for the gross amount of consideration. If the other party is primarily responsible for satisfying the performance obligation, we are considered the agent and recognize revenue in the amount of any fee or commission we are entitled to. We sell certain products and services through a network of distributors and have determined that we are the principal in these transactions, recording revenue for the gross amount of consideration. Within Merchant Services, we present revenue net of the interchange fees retained by the card issuing financial institutions and the fees charged by the payment networks.

Certain costs incurred to obtain customer contracts must be recognized as assets and amortized in line with the transfer of goods or services to the customer. We defer costs related to obtaining check supply, treasury management solutions, and merchant services contracts. These amounts, which totaled $19 million as of December 31, 2024, are included in other non-current assets on the consolidated balance sheets and are amortized on the straight-line basis as SG&A expense. The straight-line amortization approximates the timing of the transfer of goods or services to the customer, generally over periods of two to five years. Costs are expensed as incurred when the amortization period is one year or less.

Accounting for customer contracts can be complex and may involve various techniques to estimate total contract revenue. Some contracts for data-driven marketing solutions include variable consideration that depends on the success of the marketing campaign, commonly referred to as pay-for-performance. We recognize revenue for estimated variable consideration as services are rendered, based on the most likely amount to be realized. As of December 31, 2024, the amount of conditional contract assets included in revenue in excess of billings on the consolidated balance sheet was $17 million. Estimates regarding the recognition of variable consideration are based on assumptions projecting the outcome of future events. Typically, the final amount of consideration for these contracts is determined within three to four months. We regularly review and update our contract-related estimates and do not expect that revisions to our estimates will have a material impact on our results of operations, financial position, or cash flows.

Goodwill Impairment

As of December 31, 2024, our goodwill totaled $1.42 billion, representing 50.3% of our total assets. We test goodwill for impairment annually as of July 31, or more frequently if events or changes in circumstances indicate a possible impairment.

To assess goodwill for impairment, we assign it to individual reporting units. Identification of reporting units involves analyzing the components that comprise each of our operating segments, considering factors such as the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form a reporting unit if they have similar economic characteristics. We periodically review our reporting units to ensure they continue to reflect the manner in which we operate our business.

During our annual goodwill impairment analysis, we may first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment suggests it is not more likely than not that the fair value is less than the carrying amount, a quantitative impairment test is unnecessary. For the 2024 annual impairment analysis, we performed quantitative analyses for specific reporting units: Merchant Services, Treasury Management, and Business Essentials. These quantitative analyses indicated that the estimated fair values of the reporting units exceeded their carrying values. For the remaining reporting units with goodwill, we conducted qualitative analyses, considering factors such as economic, market, and industry conditions, cost factors, and the overall financial performance of the reporting units. We also reviewed the most recent quantitative analyses from prior periods. Based on these assessments, we found no changes in events or circumstances that suggested it was more likely than not that the fair value of any reporting unit was less than its carrying amount. As such, no goodwill impairment charges were recorded as a result of our 2024 annual impairment analysis.

When a quantitative analysis is necessary, we compare the carrying value of the reporting unit, including goodwill, to its estimated fair value. The carrying value is based on the assets and liabilities associated with the reporting unit's operations, often requiring the allocation of shared and corporate items among reporting units. We use a discounted cash flow model to estimate the fair value of a reporting unit. This model involves projecting future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. We project revenue using historical trending and internal forecasting techniques, apply our fixed and variable cost experience rates to the projected revenue, and calculate future cash flows. A terminal value is then applied to the projected cash flow stream, and future estimated cash flows are discounted to their present value to determine the estimated fair value. The discount rate used is the market-value-weighted-average of our estimated cost of capital, derived using both known and estimated customary market metrics. To determine the estimated fair values of our reporting units, we estimate several factors, including projected revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and the allocation of shared and corporate items. When completing quantitative analyses for all of our reporting units, we compare the summation of our reporting units' fair values to our consolidated fair value, as indicated by our market capitalization, to ensure the reasonableness of our calculations.

In 2023, we entered into agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. This business, which comprised a reporting unit with a goodwill balance of $8 million as of December 31, 2023, underwent an impairment evaluation during the latter half of 2024 as we transitioned out of the business. During the third and fourth quarters of 2024, we recorded goodwill impairment charges totaling $8 million, as we determined that the remaining cash flows to be generated by the business no longer supported the carrying value of the reporting unit.

Further details about our goodwill impairment analyses can be found under the caption "Note 8: Fair Value Measurements" in the Notes to Consolidated Financial Statements located in Item II, Part 8 of this report. Evaluating asset impairment involves assumptions about future events, market conditions, and financial performance over the asset's life, requiring significant judgment. Actual results may differ from our assumptions. For instance, a sustained decline in our stock price, a downturn in economic conditions affecting our operating results, changes in business strategies or resource allocation, loss of significant customers, increased competition, or accelerated declines in order volume for checks and business forms could indicate a decline in the fair value of one or more reporting units, potentially necessitating additional impairment charges for goodwill or other assets.

New Accounting Pronouncements

Information regarding accounting pronouncements not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk – We are subject to fluctuations in interest rates primarily due to our borrowing activities, which are essential for maintaining our capital structure, ensuring liquidity, and funding our business operations and investments. We do not enter into financial instruments for speculative or trading purposes. The amount and nature of our outstanding debt is expected to change based on future business needs, market conditions, and other influencing factors.

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of December 31, 2024, we also had $450 million of 8.125% senior secured notes and $475 million of 8.0% senior unsecured notes outstanding. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.6% and 8.3%, respectively.

Our credit agreement matures on February 1, 2029, at which point any outstanding amounts under the revolving credit facility must be repaid. The term loan facility requires periodic principal payments through December 2028, with the remaining balance due on February 1, 2029. The senior unsecured notes are scheduled to mature in June 2029, while the senior secured notes will mature in September 2029. However, if any of the senior unsecured notes remain outstanding as of February 1, 2029, the senior secured notes will also mature on that date. Quantitative information regarding the maturities of our long-term debt can be found under the caption "Note 13: Debt" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

As of December 31, 2024, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$495,150	$500,000	7.2%
Senior unsecured notes	469,446	456,570	8.0%
Senior secured notes	441,638	454,860	8.1%
Securitization obligations	78,917	78,917	6.2%
Amounts drawn on senior secured revolving credit facility	18,000	18,000	7.2%
Total debt	$1,503,151	$1,508,347	7.7%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $19 million.

(2) For the amounts outstanding under our credit facility agreement, fair value approximates carrying value because the interest rate is variable and reflects current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

As part of our strategy to manage interest rate exposure, we periodically enter into interest rate swaps to reduce the variability in interest payments on a portion of our variable-rate debt. In December 2024, coinciding with the refinancing of our debt, we terminated our outstanding interest rate swaps and incurred an immaterial loss. Further details regarding the interest rate swaps can be found under the caption "Note 7: Derivative Financial Instruments" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

As of December 31, 2024, based on the amount of variable-rate debt outstanding, a one percentage point change in the weighted-average interest rate would result in a $6 million change in interest expense for 2025.

Foreign currency exchange rate risk – We are subject to fluctuations in foreign currency exchange rates. Our investments in, and loans and advances to, foreign subsidiaries and branches, along with the operations of these entities, are denominated in foreign currencies, primarily Canadian dollars. The impact of exchange rate changes on our earnings and cash flows is expected to be minimal, given that our foreign operations constitute a relatively small portion of our overall business. At this time, we have not engaged in hedging activities to mitigate the risks associated with changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Deluxe Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Deluxe Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 17 to the consolidated financial statements, product and service revenue of $1,205 million and $916 million, respectively, for the year ended December 31, 2024, are disaggregated by eight product and service offerings including checks, merchant services, promotional solutions, forms and other business products, treasury management solutions, data-driven marketing, other payment solutions, and other web-based solutions. Product revenue is recognized when control of the goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. In most cases, control is transferred when products are shipped. The Company recognizes the vast majority of service revenue as services are provided. The majority of the Company’s contracts are for the shipment of tangible products or the delivery of services that have a single performance obligation or include multiple performance obligations where control is transferred at the same time.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 21, 2025

We have served as the Company’s auditor since 2001.

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS

(in thousands, except share par value)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents, including securities carried at fair value of $0 and $22,000, respectively	$34,399	$71,962
Trade accounts receivable, net of allowance for credit losses	174,076	191,005
Inventories and supplies, net of reserve	36,393	42,088
Settlement processing assets	271,876	383,134
Prepaid expenses	32,751	30,116
Revenue in excess of billings	26,741	26,107
Other current assets	35,403	16,576
Total current assets	611,639	760,988
Deferred income taxes	6,969	8,694
Long-term investments	61,025	61,924
Property, plant and equipment, net of accumulated depreciation	111,587	116,539
Operating lease assets	49,382	58,961
Intangibles, net of accumulated amortization	331,053	391,744
Goodwill	1,422,737	1,430,590
Other non-current assets	236,644	251,182
Total assets	$2,831,036	$3,080,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164,878	$154,863
Settlement processing obligations	273,915	386,622
Accrued liabilities	149,593	191,427
Current portion of long-term debt	37,130	86,153
Total current liabilities	625,516	819,065
Long-term debt	1,466,021	1,506,698
Operating lease liabilities	48,982	58,840
Deferred income taxes	2,104	22,649
Other non-current liabilities	67,495	68,754
Commitments and contingencies (Notes 10, 14 and 15)
Shareholders’ equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: December 31, 2024 – 44,315; December 31, 2023 – 43,743)	44,315	43,743
Additional paid-in capital	117,122	99,141
Retained earnings	489,231	491,238
Accumulated other comprehensive loss	(29,916)	(30,028)
Non-controlling interest	166	522
Total shareholders’ equity	620,918	604,616
Total liabilities and shareholders’ equity	$2,831,036	$3,080,622

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Product revenue	$1,205,374	$1,257,600	$1,286,197
Service revenue	916,387	934,660	951,813
Total revenue	2,121,761	2,192,260	2,238,010
Cost of products	(455,141)	(486,029)	(470,237)
Cost of services	(540,170)	(543,548)	(561,879)
Total cost of revenue	(995,311)	(1,029,577)	(1,032,116)
Gross profit	1,126,450	1,162,683	1,205,894
Selling, general and administrative expense	(909,168)	(956,068)	(993,250)
Restructuring and integration expense	(48,570)	(78,245)	(62,529)
Gain on sale of businesses and long-lived assets	31,207	32,421	19,331
Asset impairment charges	(7,743)	—	—
Operating income	192,176	160,791	169,446
Interest expense	(123,281)	(125,643)	(94,454)
Other income, net	7,602	4,651	9,386
Income before income taxes	76,497	39,799	84,378
Income tax provision	(23,552)	(13,572)	(18,848)
Net income	52,945	26,227	65,530
Net income attributable to non-controlling interest	(143)	(107)	(135)
Net income attributable to Deluxe	$52,802	$26,120	$65,395
Basic earnings per share	$1.20	$0.60	$1.52
Diluted earnings per share	1.18	0.59	1.50

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income	$52,945	$26,227	$65,530
Other comprehensive income (loss), net of tax:
Postretirement benefit plans:
Net actuarial gain (loss) arising during the year	3,188	6,263	(11,235)
Less reclassification of amounts to net income:
Amortization of prior service credit	(1,041)	(1,037)	(1,042)
Amortization of net actuarial loss	1,111	1,822	836
Postretirement benefit plans	3,258	7,048	(11,441)
Interest rate swaps:
Unrealized gain (loss) arising during the year	2,298	(524)	4,869
Reclassification of realized gain to net income	(2,012)	(2,355)	(15)
Interest rate swaps	286	(2,879)	4,854
Debt securities:
Unrealized holding loss arising during the year	—	(183)	(571)
Reclassification of realized loss to net income	—	1,092	6
Debt securities	—	909	(565)
Foreign currency translation adjustment:
Unrealized foreign currency translation (loss) gain arising during the year	(3,432)	1,295	(4,170)
Reclassification of foreign currency translation loss to net income	—	863	5,550
Foreign currency translation adjustment	(3,432)	2,158	1,380
Other comprehensive income (loss)	112	7,236	(5,772)
Comprehensive income	53,057	33,463	59,758
Comprehensive income attributable to non-controlling interest	(143)	(107)	(135)
Comprehensive income attributable to Deluxe	$52,914	$33,356	$59,623

Income tax (expense) benefit of other comprehensive income (loss) included in above amounts:
Postretirement benefit plans:
Net actuarial gain (loss) arising during the year	$(1,164)	$(2,298)	$4,090
Less reclassification of amounts to net income:
Amortization of prior service credit	380	384	379
Amortization of net actuarial loss	(223)	(451)	(64)
Postretirement benefit plans	(1,007)	(2,365)	4,405
Interest rate swaps:
Unrealized gain (loss) arising during the year	(839)	194	(1,771)
Reclassification of realized gain to net income	773	872	5
Interest rate swaps	(66)	1,066	(1,766)
Debt securities:
Unrealized holding loss arising during the year	—	63	197
Reclassification of realized loss to net income	—	(376)	(2)
Debt securities	—	(313)	195
Total net tax (expense) benefit	$(1,073)	$(1,612)	$2,834
See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2021	42,679	$42,679	$57,368	$505,763	$(31,492)	$280	$574,598
Net income	—	—	—	65,395	—	135	65,530
Cash dividends ($1.20 per share)	—	—	—	(52,523)	—	—	(52,523)
Common shares issued, net of tax withholding	525	525	(2,442)	—	—	—	(1,917)
Employee share-based compensation	—	—	24,308	—	—	—	24,308
Other comprehensive loss	—	—	—	—	(5,772)	—	(5,772)
Balance, December 31, 2022	43,204	43,204	79,234	518,635	(37,264)	415	604,224
Net income	—	—	—	26,120	—	107	26,227
Cash dividends ($1.20 per share)	—	—	—	(53,517)	—	—	(53,517)
Common shares issued, net of tax withholding	539	539	(300)	—	—	—	239
Employee share-based compensation	—	—	20,207	—	—	—	20,207
Other comprehensive income	—	—	—	—	7,236	—	7,236
Balance, December 31, 2023	43,743	43,743	99,141	491,238	(30,028)	522	604,616
Net income	—	—	—	52,802	—	143	52,945
Cash dividends ($1.20 per share)	—	—	—	(54,809)	—	—	(54,809)
Common shares issued, net of tax withholding	572	572	(1,938)	—	—	—	(1,366)
Employee share-based compensation	—	—	19,919	—	—	—	19,919
Other comprehensive income	—	—	—	—	112	—	112
Dividend paid to non-controlling interest	—	—	—	—	—	(499)	(499)
Balance, December 31, 2024	44,315	$44,315	$117,122	$489,231	$(29,916)	$166	$620,918

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$52,945	$26,227	$65,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,191	23,426	25,997
Amortization of intangibles	143,353	146,277	146,555
Asset impairment charges	7,743	—	—
Amortization of prepaid product discounts	35,216	33,370	34,400
Employee share-based compensation expense	19,944	20,525	23,676
Operating lease expense	18,317	18,811	20,480
Amortization of cloud computing arrangement implementation costs	16,495	15,743	11,307
Gain on sale of businesses and long-lived assets	(31,207)	(32,421)	(19,331)
Deferred income taxes	(20,390)	(31,876)	(28,529)
Other non-cash items, net	38,754	35,682	20,091
Changes in assets and liabilities:
Trade accounts receivable	3,493	7,359	(13,672)
Inventories and supplies	2,499	6,347	(19,062)
Payments for cloud computing arrangement implementation costs	(3,145)	(9,118)	(18,649)
Other current and non-current assets	(32,188)	7,272	(26,258)
Accounts payable	10,505	4,933	6,015
Prepaid product discount payments	(29,809)	(28,535)	(30,603)
Other accrued and non-current liabilities	(60,435)	(45,655)	(6,416)
Net cash provided by operating activities	194,281	198,367	191,531
Cash flows from investing activities:
Purchases of capital assets	(94,389)	(100,747)	(104,598)
Proceeds from sale of businesses and long-lived assets	23,295	53,635	25,248
Proceeds from sale of settlement processing asset debt securities	—	8,006	4,077
Other	1,252	(4,199)	(5,052)
Net cash used by investing activities	(69,842)	(43,305)	(80,325)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	1,807,590	583,500	640,000
Payments on long-term debt and swingline loans	(1,889,860)	(638,688)	(680,613)
Payments for debt issuance costs	(15,225)	—	—
Net change in settlement processing obligations	(108,036)	79,063	56,426
Cash dividends paid to shareholders	(54,155)	(53,325)	(52,647)
Other	(7,569)	(8,229)	(11,767)
Net cash used by financing activities	(267,255)	(37,679)	(48,601)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(6,064)	3,235	(10,681)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(148,880)	120,618	51,924
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	458,033	337,415	285,491
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year (Note 3)	$309,153	$458,033	$337,415
See Notes to Consolidated Financial Statements

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – We help businesses strengthen their customer relationships through trusted, technology-enabled solutions that facilitate payments, drive growth, and enhance operational efficiency. Our comprehensive suite of solutions includes merchant services, marketing and data analytics, treasury management solutions, and promotional products, along with customized checks and business forms. We support small and medium-sized businesses, financial institutions, and some of the world’s largest consumer brands. We also provide checks and accessories directly to consumers.

Consolidation – The consolidated financial statements include the accounts of Deluxe Corporation and its wholly-owned subsidiaries. All intercompany accounts, transactions, and profits have been eliminated. Additionally, we are the primary beneficiary of a variable interest entity, MedPayExchange LLC, operating as Medical Payment Exchange (MPX), which facilitates payments to healthcare providers from insurance companies and other payers. Our partner's stake in MPX is presented as a non-controlling interest in the equity section of the consolidated balance sheets, distinct from our equity. Both net income and comprehensive income are attributed to us and the non-controlling interest. The amounts attributable to the non-controlling interest were not material to our consolidated financial statements in any of the periods presented.

Comparability – The consolidated statements of cash flows for the years ended December 31, 2023 and 2022 have been modified to conform to the current year presentation. Within net cash used by financing activities, immaterial proceeds from issuing shares are included in the other caption. Previously, these amounts were presented separately.

Use of estimates – The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). During their preparation, we are required to make certain estimates and assumptions that impact the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on historical experience and various other factors and assumptions that we consider reasonable under the circumstances. These factors and assumptions form the basis for our judgments regarding the carrying values of our assets, liabilities, revenues, and expenses, as well as the related disclosure of contingent assets and liabilities. Actual results may differ significantly from these estimates and assumptions.

Foreign currency translation – The financial statements of our foreign subsidiaries are measured in their respective functional currencies, primarily Canadian dollars, and are translated into U.S. dollars for consolidation. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates during the year. The resulting translation gains and losses are recorded in accumulated other comprehensive loss within the shareholders' equity section of the consolidated balance sheets. Foreign currency transaction gains and losses are recognized in other income, net on the consolidated statements of income.

Cash and cash equivalents – We classify all cash on hand and other highly liquid investments with original maturities of three months or less as cash and cash equivalents. The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate their fair value. Occasionally, checks issued by us but not yet presented to the banks for payment may result in negative book cash balances. These book overdrafts are included in accounts payable on the consolidated balance sheets and were not material as of December 31, 2024 or December 31, 2023.

Trade accounts receivable – Trade accounts receivable are initially recorded at the invoiced amount when goods or services are sold to customers. This also includes amounts due for products shipped and services rendered, but not yet invoiced (i.e., unbilled receivables). Our trade accounts receivable do not bear interest. They are presented net of the allowance for credit losses, which is a valuation account deducted from the asset's amortized cost basis to reflect the net amount expected to be collected. Accounts are charged off against the allowance when we determine that the uncollectibility is confirmed. The timing for writing off uncollected accounts varies by customer type but generally does not exceed one year from the receivable's due date.

To calculate the allowance for credit losses, we use a combination of aging schedules with reserve rates applied to both current and aged receivables, as well as reserves based on historical loss rates and changes in current or projected conditions. Changes in the allowance for credit losses are recorded in selling, general and administrative (SG&A) expense on the consolidated statements of income. Additional details regarding our allowance for credit losses can be found in Note 3.

Inventories and supplies – Inventories are valued at the lower of cost or net realizable value. Cost is determined using moving average and standard costs, which approximate the first-in, first-out method. We regularly review our inventory levels and record provisions for excess and/or obsolete inventory based on historical usage and future demand forecasts. It there is a significant change in the timing or level of demand for our products compared to our estimates, additional reserves may be required. This would necessitate an adjustment to the reserve for excess or obsolete inventory, resulting in a charge to net

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
income during the period of the change. Charges for inventory write-downs are included in cost of products on the consolidated statements of income. Once inventories are written down, they are carried at this lower cost basis until they are sold or scrapped.

Supplies consist of items not used directly in the production of goods, such as maintenance supplies and other materials utilized in the production area.

Settlement processing assets and obligations – In our merchant services business, we temporarily hold funds collected from credit card networks and internet transaction processing on behalf of certain merchants. Similarly, in our treasury management cash receipt processing business, we remit a portion of the cash receipts to our clients on the business day following receipt. Previously, our former payroll services business collected funds from clients to cover payroll and related taxes, holding these funds temporarily until they were disbursed to the clients' employees and the relevant taxing authorities. Certain customer contracts place legal restrictions on the use of these funds.

These funds are reported as settlement processing assets on the consolidated balance sheets. The corresponding liability for these obligations is reported as settlement processing obligations on the consolidated balance sheets. Earnings on settlement processing assets are included in revenue on the consolidated statements of income and have not been material over the past three years.

Long-term investments – Our long-term investments primarily consist of the cash surrender values of company-owned life insurance policies. A portion of these policies fund obligations under our deferred compensation plan and our inactive supplemental executive retirement plan, as discussed in Note 12.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are presented at historical cost less accumulated depreciation. Buildings are assigned useful lives of 40 years, while machinery and equipment generally have useful lives ranging from one to 11 years, with a weighted-average useful life of seven years as of December 31, 2024. Buildings are depreciated using the 150% declining balance method, and machinery and equipment are depreciated using the sum-of-the-years' digits method. Leasehold and building improvements are depreciated on the straight-line basis over the shorter of the estimated useful life of the property or the lease term. Amortization of assets recorded under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred.

Fully depreciated assets are retained in property, plant and equipment until they are disposed. Gains or losses from the disposition of property, plant and equipment are included in SG&A expense on the consolidated statements of income, unless they are presented separately as a component of gain or loss on sale of businesses and long-lived assets.

Leases – We assess whether an arrangement constitutes a lease at its inception by evaluating if a contract explicitly or implicitly identifies assets used in the arrangement and if we derive substantially all the economic benefits from the use of the underlying assets while directing how and for what purpose the assets are used during the contract term. Lease expense is recognized on the straight-line basis over the lease term and is included in total cost of revenue and SG&A expense on the consolidated statements of income. Interest on finance leases is recorded in interest expense on the consolidated statements of income.

Operating leases are reported as operating lease assets, accrued liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are reported as property, plant and equipment, accrued liabilities, and other non-current liabilities on the consolidated balance sheets. Lease assets represent our right to use an underlying asset for the lease term, while lease liabilities represent our obligation to make lease payments arising from the lease. Both lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term.

We have elected to exclude leases with original terms of one year or less from lease assets and liabilities. Additionally, we separate nonlease components, such as common area maintenance charges and utilities, from the associated lease component for real estate leases based on their estimated fair values. Since our lease agreements typically do not provide an implicit rate, we use our incremental borrowing rate, based on information available at the lease commencement date, to determine the present value of lease payments. Certain lease agreements include options to extend or terminate the lease, and the lease term considers these options when it is reasonably certain that we will exercise them.

Intangibles – Intangible assets are recorded at historical cost less accumulated amortization. Amortization expense is generally calculated on the straight-line basis, except for customer lists, which are typically amortized using accelerated methods that reflect the pattern in which we receive the economic benefit of the asset. Intangibles have been assigned useful lives ranging from one to 15 years, with a weighted-average useful life of seven years as of December 31, 2024. Each reporting period, we assess the remaining useful lives of our amortizable intangibles to determine if events or circumstances warrant a revision to the remaining amortization period. If the estimated remaining useful life of an asset is revised, the remaining carrying amount is amortized prospectively over the revised useful life. Gains or losses from the disposition of intangibles are included in

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
SG&A expense on the consolidated statements of income, unless presented separately as a component of gain or loss on sale of businesses and long-lived assets.

We capitalize costs of software developed or obtained for internal use, including website development costs, once the preliminary project stage has been completed, management commits to funding the project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees directly associated with and devoting time to the internal-use software project, and (3) interest costs incurred, when significant, during the development of internal-use software. Costs incurred in populating websites with information about the company or products are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. The carrying value of internal-use software is reviewed in accordance with our policy on the impairment of long-lived assets and amortizable intangibles. Fully amortized software assets are retired when, according to our assessments, they are no longer in use. This determination is based on our evaluation of the software's utility and relevance to our operations.

For software products developed for sale to customers, costs are expensed as incurred until technological feasibility is established. Once established, such costs are capitalized until the product is available for general release to customers.

Business combinations – We periodically complete business combinations that align with our strategic objectives. The identifiable assets acquired and liabilities assumed in these transactions are recorded at their estimated fair values, and the results of operations of each acquired business are included in our consolidated statements of income from their respective acquisition dates. The purchase price for each acquisition is equivalent to the fair value of the consideration transferred, which includes any contingent consideration. Goodwill is recognized for the excess of the purchase price over the net fair value of the identifiable assets acquired and liabilities assumed.

In estimating the fair values of the assets acquired and liabilities assumed, we use our best estimates and assumptions. However, these fair value estimates are inherently uncertain and subject to refinement. Consequently, during the measurement period, which may extend up to one year from the acquisition date, we may record adjustments to the provisional amounts recognized for the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Any adjustments identified after the measurement period are recorded in the consolidated statements of income. Transaction costs related to acquisitions are expensed as incurred and are included in SG&A expense on the consolidated statements of income.

Impairment of long-lived assets and amortizable intangibles – We assess the recoverability of property, plant, equipment, and amortizable intangibles not held for sale whenever events or changes in circumstances suggest that the carrying amount of an asset group may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used or in its physical condition, or (3) an accumulation of costs significantly exceeding the amount originally expected for the acquisition or construction of an asset.

To evaluate recoverability, we compare the carrying amount of the asset group to the estimated undiscounted future cash flows associated with it. If the sum of the expected future net cash flows is less than the carrying value of the asset group, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying value of the asset group exceeds its estimated fair value. Since quoted market prices are not available for most of our assets, the fair value estimate is based on various valuation techniques, including the discounted value of estimated future cash flows.

For property, plant, equipment, and intangibles held for sale, we evaluate recoverability by comparing the asset group's carrying amount with its estimated fair value less costs to sell. If the estimated fair value less costs to sell is less than the carrying value of the asset group, an impairment loss is recognized. The impairment loss is calculated as the amount by which the carrying value of the asset group exceeds its estimated fair value less costs to sell.

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset group being evaluated. These assumptions involve significant judgment, and actual results may differ from the assumed and estimated amounts.

Impairment of goodwill – We evaluate the carrying value of goodwill annually as of July 31st and between annual evaluations if events occur or circumstances change that may indicate a possible impairment. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in the business climate, (2) unanticipated competition, (3) an adverse change in market conditions indicative of a decline in the fair value of the assets, (4) a change in our business strategy, or (5) an adverse action or assessment by a regulator. Information regarding the results of our goodwill impairment analyses can be found in Note 8.

To assess goodwill for impairment, we assign it to individual reporting units. Identification of reporting units involves analyzing the components that comprise each of our operating segments, considering factors such as the manner in which we

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form a reporting unit if they have similar economic characteristics. We periodically review our reporting units to ensure they continue to reflect the manner in which we operate our business.

During our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after this qualitative assessment, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the quantitative impairment test is unnecessary.

When performing a quantitative analysis of goodwill, we calculate the estimated fair value of the reporting unit and compare this amount to the carrying amount of the reporting unit's net assets, including goodwill. We utilize a discounted cash flow model to calculate the estimated fair value of a reporting unit. This approach involves estimating future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the market-value-weighted-average of our estimated cost of capital derived using both known and estimated customary market metrics.

To determine the estimated fair values of our reporting units, we estimate several factors, including projected revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rates, discount rates, and the allocation of shared and corporate items. When completing a quantitative analysis for all of our reporting units, the summation of our reporting units' fair values is compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, an impairment loss is recorded for the difference, not to exceed the carrying amount of goodwill.

Assets held for sale – Assets held for sale are recorded at the lower of their carrying value or estimated fair value minus the costs to sell. For assets to be classified as held for sale on our consolidated balance sheets, the following conditions must be met: (1) management has the authority and has committed to a plan to sell the assets; (2) the assets are available for immediate sale in their current condition; (3) an active program to locate a buyer has been initiated; (4) the sale of the assets is probable within one year; (5) the assets are being actively marketed at a reasonable price relative to their current fair value; and (6) it is unlikely that the plan to sell will be withdrawn or significantly altered. As of December 31, 2024 and December 31, 2023, no disposal groups were classified as held for sale on the consolidated balance sheets.

Prepaid product discounts – Some of our contracts with financial institutions, primarily within our Print segment, require prepaid product discounts. These discounts may be provided as upfront cash payments or accruals for amounts owed to these clients. These prepaid product discounts are recorded in other non-current assets on the consolidated balance sheets and are typically amortized as reductions of revenue on the straight-line basis over the contract term. Currently, these amounts are being amortized over periods of up to 10 years, with a weighted-average period of five years as of December 31, 2024. When events or changes occur that affect the related contract, such as significant declines in anticipated profitability, we assess the carrying value of the prepaid product discounts to determine if they are impaired. If a financial institution terminates a contract before the agreement's termination date, or if the volume of orders through a financial institution falls below contractually specified minimums, we typically have a contractual right to a refund of the remaining unamortized prepaid product discount.

Loans and notes receivable from distributors – At times, we have provided loans to certain distributors within our Print segment to facilitate their acquisition of other small business distributors. Additionally, we have sold our own distributor small business customer lists in exchange for notes receivable. These loans and notes receivable are recorded in other current assets and other non-current assets on the consolidated balance sheets. The interest rate on these receivables typically ranges from 4% to 7%, reflecting market interest rates at the time of the transactions. Interest is accrued as it is earned. As of December 31, 2024 and December 31, 2023, accrued interest included in loans and notes receivable was not material.

To determine the allowance for credit losses related to these loans and notes receivable, we employ a loss-rate analysis that considers historical loss data, current delinquency rates, the credit quality of the loan recipients, and the portfolio mix. This analysis is adjusted to account for current loan-specific risk characteristics and changes in the business environment that may impact our small business distributors. Factors influencing these conditions include general economic trends, market changes for their products and services, and changes in governmental regulations. For periods beyond the reasonable and supportable forecast period, we use a reversion methodology, as many of our loans and notes receivable have longer terms. Allowances for impaired loans are typically based on collateral values or the present value of estimated cash flows. Additional details regarding our allowance for credit losses can be found in Note 3.

To mitigate the risk of non-collection, we generally withhold commissions payable to the distributors to cover the monthly payments due on the receivables. Our notes receivable also typically grant us the right to acquire a distributor's customer list in the event of default. As of December 31, 2024 and December 31, 2023, past due amounts and receivables placed on non-

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
accrual status were not material. Decisions to place receivables on non-accrual status or to resume interest accruals are made on a case-by-case basis, considering the specifics of each situation.

Cloud computing arrangements – Implementation costs incurred in a hosting arrangement that qualifies as a service contract are recorded as non-current assets on the consolidated balance sheets. These implementation costs encompass activities such as integrating, configuring, and customizing the related software. When evaluating whether our cloud computing arrangements include a software license, we consider if we have the contractual right to take possession of the software at any point during the hosting period without incurring significant penalties, and whether it is feasible for us to either run the software on our own hardware or contract with an unrelated third party to host the software.

If we determine that a cloud computing arrangement includes a software license, we account for the software license element in a manner consistent with the acquisition of other software licenses. Conversely, if we determine that a cloud computing arrangement does not include a software license, we account for the implementation costs as non-current assets. In both scenarios, the remaining elements of the arrangement are treated as a service contract. The capitalized cloud computing implementation costs are amortized on the straight-line basis over the fixed, non-cancellable term of the associated hosting arrangement, including any reasonably certain renewal periods. We apply the same impairment model to these assets as we use for evaluating internally-developed software for impairment.

Advertising costs – We expense non-direct response advertising costs as they are incurred. Advertising costs that qualify for deferral were not material to our consolidated financial statements for any of the periods presented. Total advertising expense was $35,893 in 2024, $32,673 in 2023, and $38,731 in 2022.

Litigation – We are involved in legal actions and claims that arise in the ordinary course of business. We establish accruals for legal matters when the expected outcome is either known or considered probable and can be reasonably estimated. These accruals do not include related legal and other costs anticipated to be incurred in the defense of these legal actions, as such costs are expensed as they are incurred. Additional information regarding litigation can be found in Note 15.

Income taxes – We estimate our income tax provision based on the various jurisdictions where we operate. This involves estimating our current tax liability and recording deferred income taxes arising from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are anticipated to reverse. Net deferred tax assets are recognized to the extent that it is more likely than not that these benefits will be realized. If we believe that realization is not likely, we establish a valuation allowance against the net deferred tax assets.

We are subject to tax audits in numerous domestic and international tax jurisdictions. These audits can be complex and may take several years to complete. In the normal course of business, we face challenges from the Internal Revenue Service (IRS) and other tax authorities regarding the amount of taxes due. These challenges can affect the timing or amount of taxable income or deductions, or the allocation of income among different tax jurisdictions. We recognize the benefits of tax return positions in the financial statements when it is more likely than not that these positions will be sustained by the taxing authorities based solely on their technical merits. If this recognition threshold is met, the tax benefit is measured and recognized as the largest amount of tax benefit that, in our judgment, is more than 50% likely to be realized. Accrued interest and penalties related to unrecognized tax positions is included in our provision for income taxes on the consolidated statements of income.

Derivative financial instruments – We do not use derivative financial instruments for speculative or trading purposes. Our policy mandates that all derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount must not exceed the value of the exposure being hedged.

All derivative financial instruments are recognized in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically either in income or in shareholders' equity as a component of accumulated other comprehensive loss. This depends on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge, and whether the hedge is effective. Generally, changes in the fair value of derivatives accounted for as fair value hedges are recorded in income along with the portion of the change in the fair value of the hedged items that relate to the hedged risk. Changes in the fair value of derivatives accounted for as cash flow hedges, to the extent they are effective, are recorded in accumulated other comprehensive loss, net of tax. We classify the cash flows from derivative instruments designated as fair value or cash flow hedges in the same category as the cash flows from the items being hedged. Changes in the fair value of derivatives that do not qualify as hedges, as well as the ineffective portion of hedges, are included in net income.

As of December 31, 2023, we had outstanding interest rate swaps related to our variable-rate debt. We terminated these agreements in December 2024, in conjunction with the refinancing of our debt. Additional details regarding these derivative financial instruments can be found in Note 7 and information regarding the refinancing of our debt can be found in Note 13.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Revenue recognition – We recognize product revenue when control of the goods is transferred to our customers, reflecting the consideration we expect to receive in exchange for those goods. Typically, control is transferred when products are shipped. We have chosen to account for shipping and handling activities that occur after the customer has obtained control of the product as fulfillment activities, not as separate performance obligations. The majority of our service revenue is recognized as the services are provided. Most of our contracts involve either the shipment of tangible products or the delivery of services that have a single performance obligation or multiple performance obligations where control is transferred simultaneously.

Revenue is presented on the consolidated statements of income net of rebates, discounts, amortization of prepaid product discounts, and taxes collected concurrent with revenue-producing activities. Many of our check supply contracts with financial institutions include rebates. These rebates are recorded as reductions of revenue and as accrued liabilities on the consolidated balance sheets when the related revenue is recognized. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products and are accrued when the related revenue is recognized.

When another party is involved in providing goods or services to a customer, we determine whether our obligation is to provide the specified good or service ourselves or to arrange for that good or service to be provided by the other party. When we are responsible for satisfying a performance obligation based on our ability to control the product or service provided, we are considered the principal and revenue is recognized for the gross amount of consideration. When the other party is primarily responsible for satisfying a performance obligation, we are considered the agent, and revenue is recognized in the amount of any fee or commission to which we are entitled. We sell certain products and services through a network of distributors and have determined that we are the principal in these transactions, recording revenue for the gross amount of consideration. Within Merchant Services, we present revenue net of the interchange fees retained by the card issuing financial institutions and the fees charged by the payment networks.

Some contracts for data-driven marketing solutions include variable consideration that depends on the success of the marketing campaign, commonly referred to as pay-for-performance. We recognize revenue for estimated variable consideration as services are rendered, based on the most likely amount to be realized. Revenue is recognized to the extent that it is probable that a significant reversal of revenue will not occur when the contingency is resolved. Estimates regarding the recognition of variable consideration are updated each quarter, and typically, the amount of consideration for these contracts is finalized within three to four months. A contract asset is recorded within revenue in excess of billings on the consolidated balance sheets for the amount of revenue recognized for these contracts that is conditional upon the resolution of the contingency. Additionally, we record an asset for unbilled receivables when the revenue recognized has not been billed to customers in accordance with contractually stated billing terms and the right to receive the consideration is unconditional. These amounts are also included in revenue in excess of billings on the consolidated balance sheets.

Our payment terms vary by customer type and the products or services offered. The time period between invoicing and when payment is due is not significant. For certain products, services, and customer types, we require payment before the products or services are delivered to the customer. When a customer pays in advance, primarily for treasury management solutions, we defer the revenue and recognize it as the services are performed, generally over a period of less than one year. Deferred revenue is included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We do not anticipate that the revenue to be recognized from other unsatisfied performance obligations will be material to our annual consolidated revenue.

We record sales commissions related to obtaining check supply and treasury management solution contracts, as well as contract acquisition costs within our Merchant Services segment, as other non-current assets on the consolidated balance sheets. These contract acquisition costs are amortized as SG&A expense on the straight-line basis, which approximates the timing of the transfer of goods or services to the customer. These amounts are amortized over periods ranging from two to five years. We expense contract acquisition costs as incurred when the amortization period would be one year or less.

Restructuring and integration expense – Restructuring and integration expenses arise from significant changes in how certain business functions are conducted, including initiatives aimed at driving earnings and cash flow growth, as well as the consolidation and migration of applications and processes. These expenses also arise from our various cost management actions, such as facility closings and the relocation of business activities. The costs associated with these efforts include consulting fees, project management services, internal labor, and expenses related to facility closures and consolidations, all of which are expensed as incurred.

Additionally, we accrue the costs for employee termination benefits payable under our severance benefit plan. Accruals for these benefits are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating these accruals requires making assumptions, as some employees may choose to voluntarily leave the company before their termination date or secure another position within the company, in which case they do not receive termination benefits. If our assumptions and estimates differ from actual costs, subsequent adjustments to restructuring and integration accruals may be necessary. These accruals are included in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Employee share-based compensation – Employee share-based compensation includes non-qualified stock options, restricted stock units, performance share unit awards, and an employee stock purchase plan. The expense for share-based compensation is included in total cost of revenue and SG&A expense on the consolidated statements of income, based on the functional areas of the employees receiving the awards. Expense is recognized as follows:

•Stock options – The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model. The related compensation expense is recognized on the straight-line basis, net of estimated forfeitures, over the options' vesting periods.

•Restricted stock units (RSUs) – The fair value of most of our RSUs is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain RSU awards may be settled in cash if an employee voluntarily leaves the company. These awards are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets and are remeasured at fair value as of each balance sheet date.

•Employee stock purchase plan (ESPP) – Compensation expense resulting from the 15% discount provided under our ESPP is recognized over each three-month purchase period.

•Performance share unit (PSU) awards – These awards specify certain performance and market-based conditions that must be met for the awards to vest. For the portion of the awards based on a performance condition, the performance target is not considered in determining the fair value of the awards. Thus, fair value is measured on the grant date based on the market value of our common stock. The related compensation expense for this type of award is recognized, net of estimated forfeitures, over the related service period. The amount of compensation expense depends on our periodic assessment of the probability of achieving the targets and our estimate, which may vary over time, of the number of shares that will ultimately be issued. For the portion of the awards based on a market condition, fair value is calculated on the grant date using the Monte Carlo simulation model. All compensation costs for these awards are recognized, net of estimated forfeitures, over the related service period, even if the market condition is never satisfied.

Postretirement benefit plan – We have historically offered certain health care benefits to a large number of our retired U.S. employees who were hired prior to January 1, 2002. The calculation of our postretirement benefit income and obligation involves various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, estimated medical claims, the expected health care cost trend rate, and the average remaining life expectancy of plan participants.

Each year, we analyze these assumptions during the actuarial valuation of the plan. When actual events differ from our assumptions or when we change the assumptions used, an actuarial gain or loss occurs. This gain or loss is immediately recognized on the consolidated balance sheets within accumulated other comprehensive loss and is amortized into postretirement benefit income over the average remaining life expectancy of inactive plan participants, as a large percentage of our plan participants are classified as inactive.

Valuing our postretirement plan requires judgment about inherently uncertain circumstances, including projected equity market performance, the number of plan participants, catastrophic health care events for our plan participants, and significant changes in medical costs. Actual results may differ from the assumed and estimated amounts, leading to adjustments in future periods.

Earnings per share – We calculate earnings per share (EPS) using the two-class method, as we have unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalent payments. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security based on dividends declared and participation rights in undistributed earnings.

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted-average number of common shares outstanding to include the effect of potential common shares, such as stock options and other awards that are dilutive. This adjustment is calculated using the treasury stock method, which assumes that the proceeds from the exercise of stock options and other dilutive instruments are used to repurchase common shares at the average market price during the period.

Comprehensive income – Comprehensive income encompasses all changes in equity during the period, except those resulting from transactions with shareholders. Our total comprehensive income includes net income, changes in the funded status and amortization of amounts related to our postretirement benefit plans, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale debt securities, and foreign currency translation adjustments. The items of other comprehensive income (loss) are included in accumulated other comprehensive loss on the consolidated balance sheets

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
and statements of shareholders' equity, net of their related tax impacts. We release stranded income tax effects from accumulated other comprehensive loss when the circumstances upon which they are premised cease to exist.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted During 2024

ASU No. 2023-07 – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Improvements to Reportable Segment Disclosures. This standard aims to enhance the disclosure requirements for reportable segments, with a particular focus on providing information about significant segment expenses. We have adopted this standard in this report and have applied it retrospectively to all prior periods presented. Our segment disclosures can be found in Note 17.

Accounting Standards Not Yet Adopted

ASU No. 2023-09 – In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This standard modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and requires the disclosure of income tax payments by jurisdiction, among other changes. The guidance is effective for our annual consolidated financial statements for the year ending December 31, 2025. The standard must be applied on a prospective basis, although retrospective application is also permitted. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

ASU No. 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the financial statements. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2027. The standard must be applied on a prospective basis, although retrospective application is also permitted. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in thousands)	2024	2023
Trade accounts receivable – gross(1)	$183,196	$197,546
Allowance for credit losses	(9,120)	(6,541)
Trade accounts receivable – net	$174,076	$191,005

(1) Includes unbilled receivables of $47,341 as of December 31, 2024 and $43,673 as of December 31, 2023.

Changes in the allowance for credit losses for the years ended December 31 were as follows:

(in thousands)	2024	2023	2022
Balance, beginning of year	$6,541	$4,182	$4,130
Bad debt expense	12,910	7,045	4,185
Write-offs and other	(10,331)	(4,686)	(4,133)
Balance, end of year	$9,120	$6,541	$4,182

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in thousands)	2024	2023
Finished and semi-finished goods	$31,146	$34,194
Raw materials and supplies	16,787	17,339
Reserve for excess and obsolete items	(11,540)	(9,445)
Inventories and supplies, net of reserve	$36,393	$42,088

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the reserve for excess and obsolete items for the years ended December 31 were as follows:

(in thousands)	2024	2023	2022
Balance, beginning of year	$9,445	$6,400	$5,132
Amounts charged to expense	3,145	4,105	2,940
Write-offs and sales	(1,050)	(1,060)	(1,672)
Balance, end of year	$11,540	$9,445	$6,400

Available-for-sale debt securities – We did not hold any available-for-sale debt securities as of December 31, 2024. Available-for-sale debt securities held as of December 31, 2023 were comprised of the following:

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

Revenue in excess of billings – Revenue in excess of billings was comprised of the following at December 31:

(in thousands)	2024	2023
Conditional right to receive consideration	$16,943	$20,680
Unconditional right to receive consideration(1)	9,798	5,427
Revenue in excess of billings	$26,741	$26,107

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2024			2023
(in thousands)	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Machinery and equipment	$329,460	$(276,692)	$52,768	$314,778	$(262,308)	$52,470
Buildings and improvements	124,188	(74,732)	49,456	123,072	(68,391)	54,681
Land and improvements	12,771	(3,408)	9,363	12,790	(3,402)	9,388
Property, plant and equipment	$466,419	$(354,832)	$111,587	$450,640	$(334,101)	$116,539

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Intangibles – Amortizable intangibles were comprised of the following at December 31:

	2024			2023
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$488,840	$(339,683)	$149,157	$554,825	$(412,364)	$142,461
Customer lists/relationships	311,578	(223,272)	88,306	363,298	(235,557)	127,741
Partner relationships	76,252	(19,632)	56,620	74,911	(14,031)	60,880
Technology-based intangibles	65,000	(29,115)	35,885	97,633	(54,251)	43,382
Trade names	—	—	—	39,367	(23,792)	15,575
Software to be sold	6,200	(5,115)	1,085	36,900	(35,195)	1,705
Intangibles	$947,870	$(616,817)	$331,053	$1,166,934	$(775,190)	$391,744

During 2024, we retired fully amortized intangible assets that, based on our assessment, were no longer being used. During the second quarter of 2024, we modified the useful life of a trade name asset that we will no longer utilize in 2025. This change resulted in incremental amortization expense of $13,475 during the year ended December 31, 2024.

Based on the intangibles in service as of December 31, 2024, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in thousands)	Estimated amortization expense
2025	$105,326
2026	76,977
2027	48,647
2028	28,363
2029	15,721

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During 2024, we acquired or developed internal-use software of $79,394 with a weighted-average useful life of three years. During 2023, this amount was $81,349 with a weighted-average useful life of four years, and during 2022, this amount was $74,778 with a weighted-average useful life of three years. Also during 2022, we acquired small business distributor customer list assets of $18,267 with a weighted-average useful life of six years. Other intangibles acquired during these periods were not material.

Goodwill – In conjunction with the realignment of our reportable business segments effective January 1, 2024 (Note 17), the goodwill amounts by reportable segment as of December 31, 2022 and 2023 have been recast to reflect our new segment structure. No goodwill impairment charges were recorded in conjunction with the segment realignment.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Changes in goodwill by reportable business segment and in total were as follows:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	All Other	Total
Balance, December 31, 2022	$728,516	$160,431	$40,804	$493,891	$7,743	$1,431,385
Currency translation adjustment and other	(828)	—	—	33	—	(795)
Balance, December 31, 2023	$727,688	$160,431	$40,804	$493,924	$7,743	$1,430,590
Asset impairment charges (Note 6)	—	—	—	—	(7,743)	(7,743)
Currency translation adjustment	—	—	—	(110)	—	(110)
Balance, December 31, 2024	$727,688	$160,431	$40,804	$493,814	$—	$1,422,737

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

Other non-current assets – Other non-current assets were comprised of the following at December 31:

(in thousands)	2024	2023
Postretirement benefit plan asset (Note 12)	$107,524	$94,939
Cloud computing arrangement implementation costs	42,470	59,234
Prepaid product discounts(1)	32,847	40,376
Deferred contract acquisition costs(2)	18,780	21,103
Loans and notes receivable from distributors, net of allowance for credit losses(3)	10,789	12,443
Other	24,234	23,087
Other non-current assets	$236,644	$251,182

(1) Amortization of prepaid product discounts was $35,216 for 2024, $33,370 for 2023, and $34,400 for 2022.

(2) Amortization of deferred contract acquisition costs was $12,382 for 2024, $11,061 for 2023, and $8,206 for 2022.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,753 as of December 31, 2024 and $987 as of December 31, 2023.

Changes in the allowance for credit losses related to loans and notes receivable from distributors for the years ended December 31 were as follows:

(in thousands)	2024	2023	2022
Balance, beginning of year	$928	$1,024	$2,830
Bad debt expense (benefit)	152	(96)	1,195
Write-offs	—	—	(2,599)
Other	(247)	—	(402)
Balance, end of year	$833	$928	$1,024

We categorize loans and notes receivable into risk categories based on information about the ability of the borrowers to service their debt, including current financial information, historical payment experience, current economic trends, and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of December 31, 2024. There were no write-offs or recoveries recorded during the year ended December 31, 2024.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	Prior	Total
Risk rating:
1-2 internal grade	$919	$316	$861	$11,279	$13,375
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$919	$316	$861	$11,279	$13,375
Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

(in thousands)	2024	2023
Employee cash bonuses, including sales incentives	$33,422	$49,446
Deferred revenue(1)	31,605	35,343
Operating lease liabilities (Note 14)	12,406	13,562
Wages and payroll liabilities, including vacation	10,321	8,605
Customer rebates	10,100	12,718
Restructuring and integration (Note 9)	3,755	9,689
Prepaid product discounts	2,583	4,477
Other	45,401	57,587
Accrued liabilities	$149,593	$191,427

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $36,973 for 2024, $43,624 for 2023, and $47,547 for 2022.

Supplemental cash flow information – Supplemental cash flow information was as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated balance sheets:
Cash and cash equivalents	$34,399	$71,962	$40,435
Restricted cash and restricted cash equivalents included in settlement processing assets	271,876	383,134	294,165
Non-current restricted cash included in other non-current assets	2,878	2,937	2,815
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$309,153	$458,033	$337,415
Interest paid	$117,828	$115,556	$87,108
Income taxes paid	49,893	47,945	38,629
Non-cash investing activities:
Accrued purchases of capital assets	$6,421	$11,924	$1,340
Non-cash financing activities:
Vesting of restricted stock unit awards	11,426	8,538	13,602

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

(in thousands, except per share amounts)	2024	2023	2022
Earnings per share – basic:
Net income	$52,945	$26,227	$65,530
Net income attributable to non-controlling interest	(143)	(107)	(135)
Net income attributable to Deluxe	52,802	26,120	65,395
Income allocated to participating securities	(18)	(38)	(47)
Income attributable to Deluxe available to common shareholders	$52,784	$26,082	$65,348
Weighted-average shares outstanding	44,154	43,553	43,025
Earnings per share – basic	$1.20	$0.60	$1.52

Earnings per share – diluted:
Net income	$52,945	$26,227	$65,530
Net income attributable to non-controlling interest	(143)	(107)	(135)
Net income attributable to Deluxe	52,802	26,120	65,395
Income allocated to participating securities	(15)	(38)	(35)
Remeasurement of share-based awards classified as liabilities	(45)	—	(497)
Income attributable to Deluxe available to common shareholders	$52,742	$26,082	$64,863
Weighted-average shares outstanding	44,154	43,553	43,025
Dilutive impact of potential common shares	573	290	285
Weighted-average shares and potential common shares outstanding	44,727	43,843	43,310
Earnings per share – diluted	$1.18	$0.59	$1.50
Antidilutive potential common shares excluded from calculation	1,242	1,380	1,732

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss			Affected line item in consolidated statements of income
(in thousands)	2024	2023	2022
Amortization of postretirement benefit plan items:
Prior service credit	$1,421	$1,421	$1,421	Other income, net
Net actuarial loss	(1,334)	(2,273)	(900)	Other income, net
Total amortization	87	(852)	521	Other income, net
Tax (expense) benefit	(157)	67	(315)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	(70)	(785)	206	Net income
Cash flow hedges:
Realized gain on cash flow hedges	2,785	3,227	20	Interest expense
Tax expense	(773)	(872)	(5)	Income tax provision
Realized gain on cash flow hedges, net of tax	2,012	2,355	15	Net income
Debt securities:
Realized loss on debt securities	—	(1,468)	(8)	Other income, net
Tax benefit	—	376	2	Income tax provision
Realized loss on debt securities, net of tax	—	(1,092)	(6)	Net income
Foreign currency translation adjustment(1)	—	(863)	(5,550)	Gain on sale of businesses and long-lived assets
Total reclassifications, net of tax	$1,942	$(385)	$(5,335)

(1) Relates to the sale of our web hosting businesses. Further information can be found in Note 6.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

(in thousands)	Postretirement benefit plans	Net unrealized loss on debt securities	Net unrealized loss on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2021	$(15,431)	$(344)	$(2,261)	$(13,456)	$(31,492)
Other comprehensive (loss) income before reclassifications	(11,235)	(571)	4,869	(4,170)	(11,107)
Amounts reclassified from accumulated other comprehensive loss	(206)	6	(15)	5,550	5,335
Net other comprehensive (loss) income	(11,441)	(565)	4,854	1,380	(5,772)
Balance, December 31, 2022	(26,872)	(909)	2,593	(12,076)	(37,264)
Other comprehensive income (loss) before reclassifications	6,263	(183)	(524)	1,295	6,851
Amounts reclassified from accumulated other comprehensive loss	785	1,092	(2,355)	863	385
Net other comprehensive income (loss)	7,048	909	(2,879)	2,158	7,236
Balance, December 31, 2023	(19,824)	—	(286)	(9,918)	(30,028)
Other comprehensive income (loss) before reclassifications	3,188	—	2,298	(3,432)	2,054
Amounts reclassified from accumulated other comprehensive loss	70	—	(2,012)	—	(1,942)
Net other comprehensive income (loss)	3,258	—	286	(3,432)	112
Balance, December 31, 2024	$(16,566)	$—	$—	$(13,350)	$(29,916)

NOTE 6: DIVESTITURES

Over the past three years, we made strategic decisions to exit certain businesses and dispose of other assets. We believe these actions enable us to concentrate our resources on our growth businesses, while optimizing our operations. Revenue generated by the exited businesses is reported as All Other in the business segment results presented in Note 17.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Business exits and asset sales were as follows for the years ended December 31:

(in thousands)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
2024:
Payroll and human resources services business	$30,207	$23,295
Small business distributor customer list(1)	1,000	—
Total 2024	$31,207	$23,295

2023:
North American web hosting and logo design businesses – June 2023(2)	$17,486	$27,880
Payroll and human resources services business	10,700	15,669
Two facilities	3,792	8,094
Other	443	1,992
Total 2023	$32,421	$53,635

2022:
Australian web hosting business – May 2022(1)	$15,166	$16,119
Strategic sourcing and retail packaging businesses – April and August 2022(2)	1,804	$2,200
Facility	2,361	6,929
Total 2022	$19,331	$25,248

(1) A note receivable was executed in conjunction with this sale. No cash proceeds were received.

(2) The assets and liabilities sold were not material to our consolidated balance sheets.

Exit from payroll and human resources services business – In September and December 2023, we executed agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. The recognition of income from this business exit was based on the timing of customer conversion and retention activities, which were substantially completed during 2024. We expect to receive the remaining cash proceeds during the first quarter of 2025.

Our U.S. and Canadian payroll and human resources services business comprised a reporting unit that had a goodwill balance of $7,743 as of December 31, 2023. In conjunction with our phased transition out of this businesses, we determined that this goodwill was fully impaired during 2024, and we recorded pretax goodwill impairment charges of $7,743.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As a component of our strategy to manage interest rate risk, we entered into interest rate swaps, designated as cash flow hedges, to reduce the fluctuations in interest payments on a portion of our variable-rate debt. In December 2024, coinciding with the refinancing of our debt (Note 13), we terminated these agreements and incurred an immaterial loss.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Our derivative instruments were comprised of the following at December 31, 2023:

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

Changes in the fair values of the interest rate swaps were recorded in accumulated other comprehensive loss on the consolidated balance sheets and were subsequently reclassified to interest expense as interest payments were made on the variable-rate debt. The fair values of these derivatives were calculated based on the applicable reference rate curve on the measurement date. As of December 31, 2023, the cash flow hedges were fully effective, and their effect on consolidated net income and our consolidated statements of cash flows during each of the past three years was not material.

NOTE 8: FAIR VALUE MEASUREMENTS

Goodwill impairment analyses

We assess the carrying value of goodwill annually as of July 31 and between annual evaluations if events or changes in circumstances suggest a potential impairment. Our policy on impairment of goodwill, detailed in Note 1, outlines our methodology for evaluating goodwill impairment.

2024 annual goodwill impairment analyses – For the 2024 annual goodwill analysis, we chose to perform quantitative analyses for certain reporting units: Merchant Services, Treasury Management, and Business Essentials. These analyses indicated that the estimated fair values of these reporting units exceeded their carrying values. Estimating the fair values of our reporting units requires us to estimate several factors, including revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and the allocation of shared and corporate items. These assumptions require significant judgment, and actual results may differ, potentially leading to future impairment charges.

For our other reporting units with goodwill, we completed qualitative analyses. These analyses considered factors such as economic, market, and industry conditions, cost factors, and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses from prior periods. These qualitative analyses indicated no changes in events or circumstances suggesting that the fair value of any reporting unit was less than its carrying amount. Consequently, no goodwill impairment charges were recorded from our 2024 annual impairment analysis.

Exit from payroll and human resources services business – During 2024, we substantially completed our exit from our payroll and human resources services business, which constituted a reporting unit. The goodwill attributable to this reporting unit was $7,743 as of December 31, 2023. In conjunction with our phased transition out of this business, we determined that this goodwill was fully impaired in 2024, and we recorded pretax goodwill impairment charges of $7,743.

2023 and 2022 annual goodwill impairment analyses – For the 2023 annual goodwill impairment analysis, we performed qualitative analyses for all of our reporting units. Similarly, in 2022, we performed qualitative analyses for all of our reporting units, except for our Data Analytics reporting unit, for which we performed a quantitative analysis. The qualitative assessments for both years indicated no changes in events or circumstances suggesting that the fair value of any reporting unit was less than its carrying amount. Additionally, the quantitative analysis of the Data Analytics reporting unit in 2022 indicated that its estimated fair value exceeded its carrying value. As a result, no goodwill impairment charges were recorded for either 2023 or 2022.

Recurring fair value measurements

Cash and cash equivalents included available-for-sale debt securities as of December 31, 2023 (Note 3), which consisted of a domestic money market fund. The cost of the fund, which was traded in an active market, approximated its fair value due to

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
the short-term nature of the underlying investments. The fair values of derivative instruments held as of December 31, 2023 (Note 7) were calculated based on the applicable reference rate curve on the measurement date.

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
	Balance sheet location	December 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)		Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and non-current assets	$12,541	$13,013	$—	$—	$13,013
Long-term debt	Current portion of long-term debt and long-term debt	1,503,151	1,508,347	—	1,508,347	—

				Fair value measurements using
	Balance sheet location	December 31, 2023		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)		Carrying value	Fair value
Measured at fair value through comprehensive income:
Available-for-sale debt securities	Cash and cash equivalents	$22,000	$22,000	$22,000	$—	$—
Derivative assets (Note 7)	Other non-current assets	1,806	1,806	—	1,806	—
Derivative liabilities (Note 7)	Other non-current liabilities	(2,158)	(2,158)	—	(2,158)	—
Amortized cost:
Loans and notes receivable from distributors	Other current and non-current assets	13,430	13,249	—	—	13,249
Long-term debt	Current portion of long-term debt and long-term debt	1,592,851	1,554,028	—	1,554,028	—

NOTE 9: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs related to initiatives aimed at driving earnings and cash flow growth, including costs related to the consolidation and migration of certain applications and processes. These costs consist primarily of consulting, project management services, internal labor, and other items such as facility closure and consolidation costs. Additionally, we have recorded employee severance costs across functional areas. Restructuring and integration expense is not allocated to our reportable business segments.

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of these initiatives is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost side, we are focused on refining our organizational structure and transforming our infrastructure and operations. We have

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. The associated restructuring and integration expense, which consisted primarily of consulting and severance costs, was approximately $50,000 during 2024 and $45,000 during 2023. We anticipate that we will incur approximately $15,000 of additional North Star restructuring and integration expense in 2025.

Restructuring and integration expense is reflected on the consolidated statements of income as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Total cost of revenue	$1,880	$12,230	$607
Operating expenses	48,570	78,245	62,529
Restructuring and integration expense	$50,450	$90,475	$63,136

Restructuring and integration expense was comprised of the following for the years ended December 31:

(in thousands)	2024	2023	2022
External consulting and other costs	$33,659	$52,290	$32,067
Employee severance benefits	4,374	18,103	12,829
Internal labor	3,356	8,723	7,989
Other	9,061	11,359	10,251
Restructuring and integration expense	$50,450	$90,475	$63,136
Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect that the majority of employee reductions and the associated severance payments will be completed by mid-2025.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2021	$5,672
Charges	13,782
Reversals	(953)
Payments	(9,973)
Balance, December 31, 2022	8,528
Charges	18,653
Reversals	(550)
Payments	(16,942)
Balance, December 31, 2023	9,689
Charges	4,932
Reversals	(558)
Payments	(10,308)
Balance, December 31, 2024	$3,755

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 10: INCOME TAX PROVISION

Income before income taxes was comprised of the following for the years ended December 31:

(in thousands)	2024	2023	2022
U.S.	$11,072	$(7,636)	$51,640
Foreign	65,425	47,435	32,738
Income before income taxes	$76,497	$39,799	$84,378

The components of the income tax provision were as follows for the years ended December 31:

(in thousands)	2024	2023	2022
Current tax provision:
Federal	$24,922	$20,999	$27,789
State	5,189	6,331	8,507
Foreign	13,831	18,118	11,081
Total current tax provision	43,942	45,448	47,377
Deferred tax provision:
Federal	(21,467)	(20,357)	(21,368)
State	(4,511)	(4,389)	(5,710)
Foreign	5,588	(7,130)	(1,451)
Total deferred tax provision	(20,390)	(31,876)	(28,529)
Income tax provision	$23,552	$13,572	$18,848

The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate for the years ended December 31 as follows:

	2024	2023	2022
Income tax at federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differences	4.2%	5.7%	1.9%
Tax on repatriation of foreign earnings	4.0%	6.2%	2.2%
Non-deductible executive compensation	3.0%	4.1%	2.2%
Change in valuation allowances	1.6%	17.5%	7.2%
Goodwill impairment charges	1.0%	—	—
State income tax expense, net of federal income tax benefit	0.7%	2.0%	2.7%
Tax impact of share-based compensation	0.6%	6.7%	3.2%
Return to provision adjustments	(5.3%)	2.0%	(1.9%)
Research and development tax credit	(1.8%)	(3.0%)	(1.2%)
Change in state deferred income tax rates	(0.2%)	1.7%	0.3%
Business exits (Note 6)	—	(30.2%)	(15.8%)
Other	2.0%	0.4%	0.5%
Effective tax rate	30.8%	34.1%	22.3%

In June 2023, we completed the sale of our North American web hosting business, and in May 2022, we completed the sale of our Australian web hosting business. We recognized capital losses on these transactions for tax purposes and recorded valuation allowances for the portion of the capital loss carryovers that we did not expect to realize. In December 2023, we executed an agreement to transition our Canadian payroll and human resources services customers to another service provider. We recognized a capital gain on this transaction for tax purposes, which we were able to partially offset with capital loss carryforwards. These capital loss carryforwards had previously been offset with a valuation allowance, and as a result, we reversed the previously recognized valuation allowance.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
We repatriated foreign earnings held in cash by our Canadian subsidiaries of $52,707 during 2024, $32,931 during 2023, and $25,526 during 2022. The associated tax expense included in the income tax provision was $3,038 in 2024, $2,168 in 2023, and $1,818 in 2022. We believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. The historical unremitted Canadian earnings as of December 31, 2021 will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on those earnings as of December 31, 2024. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, the tax effects would generally be limited to foreign withholding taxes on any such distribution. As of December 31, 2024, the amount of cash and cash equivalents held by our foreign subsidiaries was $20,058, primarily in Canada.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, was as follows:

(in thousands)	2024	2023	2022
Balance, beginning of year	$2,390	$2,635	$2,551
Additions for tax positions of current year	413	249	250
Additions for tax positions of prior years	641	91	270
Reductions for tax positions of prior years	(30)	—	(45)
Settlements	—	(303)	—
Lapse of statutes of limitations	(241)	(282)	(391)
Balance, end of year	$3,173	$2,390	$2,635

If the unrecognized tax benefits as of December 31, 2024 were recognized in the consolidated financial statements, income tax expense would decrease by $3,173. Accruals for interest and penalties, excluding the tax benefits of deductible interest, were $686 as of December 31, 2024 and $583 as of December 31, 2023. Our income tax provision included expense for interest and penalties of $103 in 2024, $70 in 2023, and $97 in 2022.

We believe that it is reasonably possible that a decrease of up to $1,900 in unrecognized tax benefits may be necessary within the next 12 months, primarily related to the lapse of statutes of limitations. We also believe it is reasonably possible that an increase of up to $1,800 in unrecognized tax benefits may be necessary within the next 12 months, related to potential legislative and regulatory changes in certain state and local jurisdictions. Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot provide reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

The statute of limitations for federal tax assessments for 2020 and prior years has expired. In general, income tax returns for the years 2021 through 2024 remain subject to examination by federal, foreign, state, and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any particular issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Tax-effected temporary differences that gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2024		2023
(in thousands)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$46,947	$—	$40,572
Employee benefit plans	—	20,533	—	14,482
Prepaid assets	—	6,738	—	5,385
Cloud computing arrangements	—	6,480	—	10,337
Revenue recognition	—	6,356	—	7,187
Property, plant and equipment	—	5,067	—	4,529
Acquisition costs	—	1,602	—	1,604
Operating leases	16,844	13,203	20,078	15,923
Deductible interest carryforward	50,989	—	34,038	—
Net operating loss, tax credit, and capital loss carryforwards	24,255	—	22,639	—
Intangible assets	22,585	—	4,510	—
Reserves and accruals	7,272	—	9,522	—
Inventories	3,726	—	2,804	—
Deferred revenue	1,503	—	1,406	—
Gain on exit from payroll and human resources services business (Note 6)	—	—	6,100	—
All other	1,385	588	670	719
Total deferred taxes	128,559	107,514	101,767	100,738
Valuation allowances	(16,180)	—	(14,984)	—
Net deferred taxes	$112,379	$107,514	$86,783	$100,738

The valuation allowances as of December 31, 2024 and December 31, 2023 related primarily to capital loss carryforwards in the U.S and net operating loss carryforwards in various state jurisdictions that we do not currently expect to fully realize. Changes in our valuation allowances for the years ended December 31 were as follows:

(in thousands)	2024	2023	2022
Balance, beginning of year	$(14,984)	$(7,996)	$(10,993)
Expense from change in allowances	(1,196)	(6,979)	(6,086)
Sale of business (Note 6)	—	—	8,745
Foreign currency translation	—	(9)	338
Balance, end of year	$(16,180)	$(14,984)	$(7,996)

As of December 31, 2024, we had the following net operating loss, deductible interest, capital loss, and tax credit carryforwards:

•state net operating loss carryforwards and tax credit carryforwards of $141,419, which expire at various dates between 2025 and 2050;
•federal deductible interest carryforwards of $197,581, which do not expire; and
•federal capital loss carryforwards of $61,426, which expire in 2027 and 2028.

NOTE 11: SHARE-BASED COMPENSATION PLANS

Our employee share-based compensation plans include our employee stock purchase plan and our long-term incentive plan. Effective April 27, 2022, our shareholders approved the Deluxe Corporation 2022 Stock Incentive Plan, which simultaneously terminated our previous plan. Under the new plan, 2.5 million shares of common stock, along with any shares

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
released due to the forfeiture or termination of awards issued under the prior plan, are reserved for issuance. As of December 31, 2024, 1.5 million shares remained available for issuance.

Under both our current and previous plans, we have granted non-qualified stock options, restricted stock units, and performance share unit awards. The current plan also permits the issuance of restricted stock and stock appreciation rights, although none of these were outstanding as of December 31, 2024. Our policy regarding the recognition of compensation expense for employee share-based awards can be found in Note 1.

The following amounts were recognized in our consolidated statements of income for share-based compensation awards for the years ended December 31:

(in thousands)	2024	2023	2022
Restricted stock units	$14,058	$14,092	$16,632
Performance share unit awards	4,705	4,127	3,840
Stock options	733	1,845	2,665
Employee stock purchase plan	448	461	539
Total share-based compensation expense	$19,944	$20,525	$23,676
Income tax benefit	$(6,347)	$(7,408)	$(6,853)

As of December 31, 2024, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $21,297, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.7 years.

Non-qualified stock options – All options permit the purchase of shares of common stock at prices equal to the market value of the stock on the grant date. Options become exercisable starting one year after the grant date, with one-fourth vesting each year over four years. Options granted under the current plan can be exercised for up to 10 years following the grant date, while awards granted prior to 2019 have a seven year life. No stock options were granted during the past three years.

Each option can be converted into one share of common stock upon exercise. Information regarding options issued under the current and all previous plans was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value(1) (in thousands)	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2023	1,380	$44.91
Forfeited or expired	(183)	50.63
Outstanding at December 31, 2024	1,197	44.03	$—	4.1
Exercisable at December 31, 2024	1,147	44.15	$—	4.0

(1) The intrinsic value of a stock award is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of the award.

Restricted stock units – We grant RSU awards under our long-term incentive plan, which generally vest over periods ranging from two to four years. In addition to the awards granted to employees, non-employee members of our board of directors can elect to receive all or a portion of their fees in the form of RSUs.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Each RSU converts into one share of common stock upon completion of the vesting period. Information regarding our RSUs was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining vesting period (in years)
Outstanding at December 31, 2023	1,221	$23.34
Granted	925	20.35
Vested	(556)	23.47
Forfeited	(118)	21.37
Outstanding at December 31, 2024	1,472	21.57	2.4

The fair market value of RSUs that vested was $11,426 for 2024, $8,538 for 2023, and $13,602 for 2022.

Performance share unit awards – Our PSU awards have a three-year vesting period. Shares are issued at the end of the vesting period if performance targets related to revenue and total shareholder return are met. If employment is terminated for any reason prior to the one year anniversary of the commencement of the performance period, the award is forfeited. On or after the one year anniversary of the commencement of the performance period, a pro-rata portion of the shares awarded at the end of the performance period is issued in the case of qualified retirement, death, disability, involuntary termination without cause, or resignation for good reason, as defined in the agreement.

The following weighted-average assumptions were used in the Monte Carlo simulation model to determine the fair value of market-based PSUs granted:

	2024	2023	2022
Risk-free interest rate	4.4%	4.4%	1.8%
Dividend yield	6.0%	6.1%	3.7%
Expected volatility	38.5%	54.3%	54.9%

The risk-free interest rate for periods within the expected award life is derived from the U.S. Treasury yield curve in effect at the grant date. The dividend yield is estimated over the expected life of the award, based on historical dividends paid. Expected volatility is calculated using the historical volatility of our stock over the expected life of the award.

Information regarding unvested PSUs was as follows:

	Performance share units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2023	524	$28.50
Granted(1)	273	18.56
Vested	(65)	47.62
Forfeited	(41)	33.35
Unvested at December 31, 2024	691	22.47	1.3

(1) Reflects awards granted assuming achievement of performance goals at target.

Employee stock purchase plan – During 2024, 159 thousand shares were issued under this plan at prices ranging from $13.76 to $16.91. During 2023, 196 thousand shares were issued at prices ranging from $12.61 to $15.77. During 2022, 149 thousand shares were issued at prices ranging from $15.62 to $25.59.

NOTE 12: POSTRETIREMENT BENEFITS

We have historically offered certain health care benefits to a large number of our retired U.S. employees. Employees who were hired before January 1, 2002 become eligible for these benefits if they meet the required years of service and age criteria

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
before retiring. Employees hired on or after January 1, 2002 are not eligible to participate in the plan. In addition to our retiree health care plan, we also maintain an inactive U.S. supplemental executive retirement plan (SERP). This plan is no longer adding new participants and all current participants are retired. The SERP does not have any plan assets, but our obligation under this plan is fully funded through investments in company-owned life insurance policies.

Obligations and funded status – Changes in our benefit obligation, plan assets, and funded status for the years ended December 31 were as follows:

(in thousands)	Postretirement benefit plan	Pension plan(1)
Change in benefit obligation:
Benefit obligation, December 31, 2022	$39,709	$2,374
Interest cost	1,874	111
Net actuarial (gain) loss	(785)	128
Benefits paid from plan assets and company funds	(4,823)	(324)
Benefit obligation, December 31, 2023	35,975	2,289
Interest cost	1,639	103
Net actuarial (gain) loss	(3,072)	52
Benefits paid from plan assets and company funds	(3,932)	(324)
Benefit obligation, December 31, 2024	$30,610	$2,120
Change in plan assets:
Fair value of plan assets, December 31, 2022	$119,052	$—
Return on plan assets	15,241	—
Benefits paid	(3,379)	—
Fair value of plan assets, December 31, 2023	130,914	—
Return on plan assets	9,729	—
Benefits paid	(2,509)	—
Fair value of plan assets, December 31, 2024	$138,134	$—

Funded status, December 31, 2023	$94,939	$(2,289)
Funded status, December 31, 2024	$107,524	$(2,120)

(1) The accumulated benefit obligation equals the projected benefit obligation.

The funded status of our plans was recognized on the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
(in thousands)	2024	2023	2024	2023
Other non-current assets	$107,524	$94,939	$—	$—
Accrued liabilities		—	324	324
Other non-current liabilities	—	—	1,796	1,965

Amounts included in accumulated other comprehensive loss that have not been recognized as components of postretirement benefit income were as follows as of December 31:

(in thousands)	2024	2023
Unrecognized net actuarial loss	$(23,332)	$(29,019)
Unrecognized prior service credit	5,650	7,071
Tax effect	1,116	2,124
Amount recognized in accumulated other comprehensive loss, net of tax	$(16,566)	$(19,824)

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Unrecognized net actuarial gains and losses arise when actual experience deviates from the assumptions made, as well as from changes in those assumptions. For 2024, the net actuarial gain was primarily driven by an increase in the discount rate applied to the benefit obligation and a decrease in the number of participants. For 2023, the net actuarial gain was mainly driven by demographic and claims experience, partially offset by a reduction in the discount rate applied to the benefit obligation. The unrecognized actuarial gains and losses related to our postretirement benefit plan are amortized over the average remaining life expectancy of inactive plan participants, given that a significant potion of the plan participants are classified as inactive. Currently, this amortization period is 12 years.

The unrecognized prior service credit associated with our postretirement benefit plan stems from past plan amendments that reduced the accumulated postretirement benefit obligation. Initially, any reduction is applied to offset existing unrecognized prior service cost, followed by any remaining unrecognized transition obligation. Any surplus after these adjustments becomes the unrecognized prior service credit. The prior service credit is then amortized on the straight-line basis over the remaining life expectancy of plan participants at the time of each plan amendment.

Postretirement benefit income – Postretirement benefit income is included in other income, net on the consolidated statements of income and consisted of the following components for the years ended December 31:

(in thousands)	2024	2023	2022
Interest cost	$1,742	$1,985	$1,121
Expected return on plan assets	(8,395)	(7,320)	(7,462)
Amortization of prior service credit	(1,421)	(1,421)	(1,421)
Amortization of net actuarial losses	1,334	2,273	900
Net periodic benefit income	$(6,740)	$(4,483)	$(6,862)

Actuarial assumptions – In measuring the benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2024	2023	2024	2023
Discount rate	5.48%	4.89%	5.35%	4.80%

In measuring net periodic benefit income for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plan
	2024	2023	2022	2024	2023	2022
Discount rate	4.89%	5.09%	2.61%	4.80%	5.00%	2.26%
Expected return on plan assets	6.50%	6.25%	5.25%	—	—	—

The discount rate assumption is derived from the rates of return on high-quality, fixed-income instruments that are currently available and whose cash flows approximate the timing and amount of our expected benefit payments. When determining the expected long-term rate of return on plan assets, we start with our historical returns and then make adjustments for estimated inflation and projected market returns. Our inflation assumption is primarily based on an analysis of historical inflation data.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
In measuring the benefit obligation as of December 31 for our postretirement benefit plan, the following assumptions for health care cost trend rates were used. These rates are utilized to determine our periodic benefit income for the following year.

	2024		2023		2022
	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older
Health care cost trend rate assumed for next year	6.0%	6.5%	6.6%	7.3%	6.6%	7.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2030	2030	2030	2030	2030	2030

Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2024	2023
U.S. corporate debt securities	55%	54%
International equity securities	20%	20%
U.S. large capitalization equity securities	17%	18%
Mortgage-backed securities	5%	5%
U.S. small and mid-capitalization equity securities	3%	3%
Total	100%	100%

Our postretirement benefit plan is designed with assets intended to meet long-term obligations. To achieve this, we utilize a total return investment strategy that takes into account cash flow needs while balancing long-term projected returns against expected asset risks, which are measured using projected standard deviations. Our risk tolerance is determined by considering projected plan liabilities, the plan's funded status, projected liquidity needs, and our overall financial condition.

The target asset allocation percentages for our postretirement benefit plan are derived from our liability and asset projections. The targeted allocation of plan assets is 60% fixed income securities, 20% international equity securities, 17% large capitalization equity securities, and 3% small and mid-capitalization equity securities.

Information regarding fair value measurements of plan assets was as follows as of December 31, 2024:

	Fair value measurements using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Investments measured at net asset value	Fair value as of December 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)
U.S. corporate debt securities	$—	$76,628	$—	$—	$76,628
International equity securities	—	27,356	—	—	27,356
U.S. large capitalization equity securities	—	23,754	—	—	23,754
Mortgage-backed securities	—	6,939	—	—	6,939
U.S. small and mid-capitalization equity securities	—	3,457	—	—	3,457
Plan assets	$—	$138,134	$—	$—	$138,134

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
Information regarding fair value measurements of plan assets was as follows as of December 31, 2023:

	Fair value measurements using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Investments measured at net asset value	Fair value as of December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)
U.S. corporate debt securities	$—	$71,225	$—	$—	$71,225
International equity securities	—	26,441	—	—	26,441
U.S. large capitalization equity securities	—	23,143	—	—	23,143
Mortgage-backed securities	—	6,540	—	—	6,540
U.S. small and mid-capitalization equity securities	—	3,565	—	—	3,565
Plan assets	$—	$130,914	$—	$—	$130,914

The Level 2 investments relate to investment funds that publish daily net asset value (NAV) per unit. The daily NAV is accessible to participants in the funds, and redemptions can be executed daily at the current NAV. The fair value and the number of units are determined and published, serving as the basis for current transactions. Although these investments do not qualify for the NAV practical expedient, they are measured at the published NAV because the quoted NAV per unit reflects the price at which the investment would be sold in a transaction between independent market participants. Our policy is to recognize transfers between fair value levels at the end of the reporting period during which the transfer occurred.

Cash flows – We made no contributions to plan assets during the past three years.

We have fully funded the SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments on the consolidated balance sheets and totaled $8,007 as of December 31, 2024 and $7,713 as of December 31, 2023.

The following benefit payments are expected to be paid during the years indicated:

(in thousands)	Postretirement benefit plan	Pension plan
2025	$4,084	$320
2026	3,752	300
2027	3,463	280
2028	3,203	260
2029	2,951	240
2030 - 2034	11,904	860
401(k) plan – We offer a 401(k) plan to provide retirement benefits for eligible employees. This plan covers the majority of full-time employees and some part-time employees. Employees generally become eligible to participate in the plan after completing 30 days of service.

Both employees and Deluxe contribute to the 401(k) plan. Employees can contribute up to 50% of eligible wages, subject to IRS limitations and the plan's terms and conditions. For most employees, we match 100% of the first 1% of wages contributed and 50% of the next 5% of wages contributed. The expense recognized for the 401(k) plan matching contributions was $11,282 for 2024, $12,046 for 2023, and $12,958 for 2022. All contributions from employees and Deluxe are remitted to the plan's trustee. Benefits provided by the plan are paid from the accumulated funds within the trust.

Employees have a broad range of investment options to choose from when investing their 401(k) plan funds. Investing directly in our common stock is not an option, although the funds selected by employees may occasionally hold our common stock.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 13: DEBT

Debt outstanding was comprised of the following:

(in thousands)	2024	2023
Senior secured term loan facility	$500,000	$877,187
Senior unsecured notes	475,000	475,000
Senior secured notes	450,000	—
Securitization obligations	78,917	—
Amounts drawn on senior secured revolving credit facility	18,000	252,000
Total principal amount	1,521,917	1,604,187
Less: unamortized discount and debt issuance costs	(18,766)	(11,336)
Total debt, net of discount and debt issuance costs	1,503,151	1,592,851
Less: current portion of long-term debt, net of debt issuance costs	(37,130)	(86,153)
Long-term debt	$1,466,021	$1,506,698

Maturities of long-term debt were as follows as of December 31, 2024:

(in thousands)	Debt obligations
2025	$37,500
2026	37,500
2027	116,417
2028	50,000
2029	1,280,500
Total principal amount	$1,521,917

Credit facility – In December 2024, we executed a $900,000 amended and restated credit agreement, which includes commitments of $400,000 under a revolving credit facility and $500,000 under a term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Concurrently, we repaid and terminated our previous credit facility, recording interest expense of $1,670 for the write-off of the related unamortized debt issuance costs. Net proceeds from the new credit facility were $604,431. Loans under the new revolving credit facility can be borrowed, repaid, and re-borrowed until February 1, 2029, at which point all outstanding amounts must be repaid. The term loan facility is structured to be repaid in equal quarterly installments of $9,375 from March 2025 to December 2027, and $12,500 from March 2028 to December 2028, with the remaining balance due on February 1, 2029. The term loan facility includes mandatory prepayment requirements related to asset sales, certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the current and previous credit facilities had a weighted-average interest rate of 7.23% as of December 31, 2024 and 6.83% as of December 31, 2023, which includes the impact of interest rate swaps that converted a portion of our variable-rate debt to fixed-rate debt. Additional details about the interest rate swaps can be found in Note 7.

Borrowings under the credit facility are secured by substantially all of the present and future tangible and intangible personal property held by us and our subsidiaries that have guaranteed our obligations under the credit facility, subject to certain exceptions. The credit agreement includes customary covenants that limit levels of indebtedness, liens, mergers, certain asset dispositions, changes in business, advances, investments, loans, and restricted payments. These covenants are subject to various limitations and exceptions outlined in the credit agreement. Additionally, the credit agreement imposes requirements on our consolidated total leverage ratio and our consolidated secured leverage ratio. The consolidated total leverage ratio is calculated as (i) consolidated indebtedness minus unrestricted cash and cash equivalents in excess of $15,000 to (ii) consolidated EBITDA for the period, as defined in the agreement. The consolidated secured leverage ratio is defined as (i) consolidated secured indebtedness minus unrestricted cash and cash equivalents in excess of $15,000 to (ii) consolidated

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
EBITDA for the period, as defined in the agreement. These ratios may not equal or exceed the following amounts during the periods indicated:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
December 31, 2024 through March 31, 2026	4.25 to 1:00	3.50 to 1:00
June 30, 2026 and each fiscal quarter thereafter	4.00 to 1:00	3.25 to 1:00

Furthermore, we are required to maintain a minimum interest coverage ratio of at least 3.00 to 1.00 for the duration of the credit facility. This ratio is calculated as (i) consolidated EBITDA, as defined in the agreement, for the trailing four quarters to (ii) consolidated interest expense for the same period. In addition, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate amount of permitted dividends, incentive-based share repurchases, and repurchases under an open market repurchase program is limited to an annual amount of $60,000, provided that the amount of any share repurchases made under an open market repurchase program does not exceed $30,000 in a fiscal year.

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we were unable to settle the outstanding amounts. As of December 31, 2024, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

As of December 31, 2024, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$400,000
Amount drawn on revolving credit facility	(18,000)
Outstanding letters of credit(1)	(7,698)
Net available for borrowing as of December 31, 2024	$374,302

(1) We utilize standby letters of credit primarily to secure certain obligations associated with our self-insured workers' compensation claims and environmental claims, as mandated by certain states. These letters of credit reduce the available borrowing capacity under our revolving credit facility.

Senior unsecured and secured notes – In June 2021, we issued $500,000 of 8.0% senior unsecured notes that mature in June 2029. These notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds were utilized to finance the acquisition of First American Payment Systems, L.P. Interest payments are due each June and December. During the quarter ended September 30, 2022, we repurchased $25,000 of these notes on the open market, realizing a pretax gain of $1,726, which is included in interest expense on the consolidated statement of income.

In December 2024, we issued $450,000 of 8.125% senior secured notes that mature in September 2029. However, if any of the senior unsecured notes remain outstanding as of February 1, 2029, the senior secured notes will mature on February 1, 2029. These notes were also issued via a private placement under Rule 144A of the Securities Act of 1933. The proceeds from this offering, net of discount and offering costs, were $441,481, resulting in an effective interest rate of 8.6%. The net proceeds, along with borrowings from the new credit facility established in December 2024, were used to refinance the previous senior secured term loan facility and revolving credit facility. Interest payments for these notes are due each March and September.

The indentures governing the notes include covenants that restrict our ability, and that of our restricted subsidiaries, to undertake certain actions. These restrictions include limitations on incurring additional debt and liens, issuing redeemable and preferred stock, paying dividends and distributions, making loans and investments, and consolidating, merging, or selling all or substantially all of our assets.

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, established a receivables financing agreement (the “Securitization Facility”). This agreement terminates in March 2027, unless extended per its terms. The maximum borrowing capacity under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under this agreement, we have sold and will continue to automatically sell certain accounts receivable to the subsidiary, which serve as collateral for borrowings under the facility and which totaled approximately $117,000 as of December 31, 2024. Borrowings

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
accrue interest at a commercial paper rate for borrowings funded by a conduit lender through the issuance of notes, and for other borrowings, at the Secured Overnight Financing Rate plus an applicable margin. Also, a commitment fee is charged on the unused portion of the facility. Interest and fees are payable monthly. As of December 31, 2024, $78,917 was outstanding under the facility at an interest rate of 6.22%. The proceeds from these borrowings were used to prepay amounts due under our former secured term loan facility.

The Securitization Facility is treated as a collateralized financing activity rather than a sale of assets. Consequently, the subsidiary is consolidated, and the receivable balances pledged as collateral are reported as accounts receivable on the consolidated balance sheet, while the borrowings are classified as long-term debt. Cash receipts from the underlying receivables are reflected as operating cash flows on the consolidated statement of cash flows, and borrowings and repayments under the collateralized loans are reflected as financing cash flows.

NOTE 14: LEASES

We have entered into operating leases for the majority of our facilities, with remaining terms extending up to 10 years as of December 31, 2024. These leases allow us to mitigate risks associated with property ownership, such as real estate price fluctuations, and provide us with greater flexibility in managing our real estate needs. Additionally, we have operating leases for certain equipment, including production printers and data center equipment. Some of these leases include options to extend the lease term, although the impact of these renewal periods was not material to the amounts recorded for operating lease assets and liabilities. We have also entered into finance leases for our corporate headquarters and certain information technology hardware.

Leases were reflected on the consolidated balance sheets as follows at December 31:

(in thousands)	2024	2023
Operating leases:
Operating lease assets	$49,382	$58,961

Accrued liabilities	$12,406	$13,562
Operating lease liabilities	48,982	58,840
Total operating lease liabilities	$61,388	$72,402
Weighted-average remaining lease term	5 years	6 years
Weighted-average discount rate	8.5%	7.8%

Finance leases:
Property, plant and equipment, gross	$28,166	$26,941
Accumulated depreciation	(5,995)	(4,188)
Property, plant and equipment, net	$22,171	$22,753

Accrued liabilities	$1,895	$1,146
Other non-current liabilities	25,471	26,134
Total finance lease liabilities	$27,366	$27,280
Weighted-average remaining lease term	12 years	14 years
Weighted-average discount rate	6.0%	6.0%

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
The components of lease expense for the years ended December 31 were as follows:

(in thousands)	2024	2023	2022
Operating lease expense	$18,317	$18,811	$20,480
Finance lease expense:
Amortization of right-of-use assets	1,807	2,067	1,853
Interest on lease liabilities	1,603	1,659	1,697
Total finance lease expense	3,410	3,726	3,550
Total lease expense	$21,727	$22,537	$24,030

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

(in thousands)	2024	2023	2022
Lease assets obtained in exchange for lease obligations:
Operating leases	$3,617	$26,167	$6,294
Finance leases	1,225	—	—

Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$16,993	$19,922	$19,015
Operating cash flows from finance leases	1,603	1,659	1,697
Financing cash flows from finance leases	1,140	2,715	1,290

Maturities of lease liabilities were as follows at December 31, 2024:

(in thousands)	Operating lease obligations	Finance lease obligations
2025	$16,878	$3,211
2026	16,763	3,245
2027	12,764	3,280
2028	9,521	3,315
2029	8,294	2,916
Thereafter	14,403	23,235
Total lease payments	78,623	39,202
Less imputed interest	(17,235)	(11,836)
Present value of lease payments	$61,388	$27,366

NOTE 15: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we periodically enter into agreements that incorporate general indemnification language. These indemnification provisions generally encompass third-party claims arising from our products and services. This includes, but is not limited to, service failures, breaches of security, intellectual property rights, compliance with governmental regulations, and employment-related matters. Performance under these indemnities would generally be triggered by our breach of the terms of the contract.

When disposing of assets or businesses, we often provide representations, warranties, and indemnities to cover various risks. These risks may include unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal matters related to periods prior to disposition.

We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)
financial position, annual results of operations, or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of December 31, 2024 or December 31, 2023.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $8,200 as of December 31, 2024 and $9,024 as of December 31, 2023, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value, and the difference between the discounted and undiscounted liability was not material as of December 31, 2024 or December 31, 2023.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – The liabilities recorded for legal matters, along with the related charges over the past three years, have not had a material impact on our financial position, results of operations, or liquidity during the periods presented. We do not anticipate that any of the currently identified claims or litigation will materially affect our financial position, results of operations, or liquidity upon resolution. However, it is important to note that litigation carries inherent uncertainties, and unfavorable rulings are possible. Should an unfavorable ruling occur, it could have a material adverse effect on our financial position, results of operations, or liquidity in the period of the ruling or in future periods.

NOTE 16: SHAREHOLDERS' EQUITY

In October 2018, our board of directors authorized the repurchase of up to $500,000 of our common stock. This authorization does not have an expiration date. Over the past three years, no shares were repurchased under this authorization. As of December 31, 2024, $287,452 remained available for repurchase.

NOTE 17: BUSINESS SEGMENT INFORMATION

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

•B2B Payments – provides treasury management solutions, including remittance and lockbox processing, remote deposit capture, cash application, and payment acceptance solutions, as well as integrated accounts payable disbursements, such as eChecks, Medical Payment Exchange, and Deluxe Payment Exchange+, as well as fraud and security services.

•Data Solutions – provides data, analytics, and marketing services for both business-to-business and business-to-consumer marketing, as well as financial institution profitability reporting and business incorporation services.

•Print – provides printed personal and business checks, business essentials, including printed business forms and business accessories, as well as branded promotional, print, apparel, and digital storefront solutions.

The accounting policies applied to our segments are consistent with those outlined in Note 1. We allocate corporate costs for shared services functions to our business segments when these costs are directly attributable to a specific segment. This allocation includes certain expenses related to sales and marketing, supply chain, real estate, finance, information technology, and legal services. Costs that cannot be directly attributed to a specific business segment are reported under Corporate operations. These costs primarily include marketing, accounting, information technology, human resources, facilities, executive management, and the legal, tax, and treasury functions that support the overall corporate structure.

Our segments primarily operate within the U.S., with some activities in Canada. Until June 2023, we also operated our former web hosting business in parts of Europe and through partners in Central and South America. Additionally, until May 2022, our web hosting business had operations in Australia. The revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements for the periods covered by this report. No single customer contributed more than 10% of our consolidated revenue over the past three years.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Our Chief Executive Officer serves as the chief operating decision maker (CODM). In this role, he evaluates the performance of each segment and makes resource allocation decisions based on adjusted EBITDA. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense, and certain other amounts that can vary from period to period. These amounts may include asset impairment charges, restructuring and integration expense, share-based compensation expense, certain legal-related expenses that fall outside the normal course of business, and gains or losses on the sale of businesses and long-lived assets.

The CODM uses adjusted EBITDA in both the annual planning and interim forecasting processes. On a monthly basis, the CODM reviews variances between actual results and both the plan and forecast, using this analysis to guide resource distribution and strategic adjustments. Additionally, the CODM compares segment adjusted EBITDA margins to those of competitors. This benchmarking is essential for evaluating the relative performance of our segments within the industry, ensuring that we remain competitive, and identifying areas for improvement. Furthermore, adjusted EBITDA plays a significant role in establishing employee performance-based compensation, aligning employee incentives with our financial goals. The CODM does not review segment asset information when making investment or operating decisions regarding our reportable segments.

The following is our segment information for the years ended December 31. The segment information for 2023 and 2022 has been recast to reflect our current segment structure.

(in thousands)	2024	2023	2022
Merchant Services:
Revenue	$384,038	$364,233	$347,709
Other segment items	(305,498)	(289,834)	(276,949)
Adjusted EBITDA	78,540	74,399	70,760
B2B Payments:
Revenue	287,851	299,196	307,117
Other segment items	(230,763)	(237,162)	(235,875)
Adjusted EBITDA	57,088	62,034	71,242
Data Solutions:
Revenue	234,033	211,788	196,707
Other segment items	(173,590)	(165,507)	(151,874)
Adjusted EBITDA	60,443	46,281	44,833
Print:
Revenue	1,205,077	1,261,283	1,276,775
Other segment items	(828,476)	(860,341)	(877,730)
Adjusted EBITDA	376,601	400,942	399,045
Total reportable segments:
Revenue	$2,110,999	$2,136,500	$2,128,308
Other segment items	(1,538,327)	(1,552,844)	(1,542,428)
Adjusted EBITDA	572,672	583,656	585,880
All other:(1)
Revenue	10,762	55,760	109,702
Other segment items	(5,140)	(29,834)	(79,570)
Adjusted EBITDA	5,622	25,926	30,132
Total segments:
Consolidated revenue	$2,121,761	$2,192,260	$2,238,010
Other segment items	(1,543,467)	(1,582,678)	(1,621,998)
Adjusted EBITDA	578,294	609,582	616,012

(1) Includes businesses sold during 2023 and 2022, including the web hosting, logo design, strategic sourcing, and retail packaging businesses, and the payroll and human resources services business that we substantially exited during 2024 (Note 6).

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The CODM does not review segment expense information. Instead, he receives commentary that discusses variances between planned, forecasted, or prior year adjusted EBITDA amounts. This commentary may include discussion of relevant expense categories, which can vary from period to period based on the drivers of the variances. Additionally, the CODM reviews consolidated expense information as presented in our consolidated financial statements, as well as consolidated expenses for our various shared services support functions.

For all our segments, other segment items primarily consist of cost of revenue, selling expenses, and allocated costs of our shared services functions, including information technology, real estate, and finance costs. For our digital businesses, which include Merchant Services, B2B Payments, and Data Solutions, cost of revenue includes information technology costs, payroll and related expenses, and related overhead. For the Print segment, cost of revenue includes raw materials used to manufacture products, shipping and handling costs, third-party costs for outsourced products, payroll and related expenses, information technology costs, and related overhead. Selling expenses for all segments include costs associated with our sales organization and certain marketing and advertising expenses. They also encompass the costs of our call center operations for the Merchant Services, B2B Payments, and Print segments, as well as external commissions for the B2B Payments and Print segments.

The following table presents a reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

(in thousands)	2024	2023	2022
Total segment adjusted EBITDA	$578,294	$609,582	$616,012
Corporate operations	(166,219)	(192,447)	(197,882)
Depreciation and amortization	(165,544)	(169,703)	(172,552)
Interest expense	(123,281)	(125,643)	(94,454)
Non-controlling interest	143	107	135
Asset impairment charges	(7,743)	—	—
Restructuring and integration expense	(50,450)	(90,475)	(63,136)
Share-based compensation expense	(19,944)	(20,525)	(23,676)
Acquisition transaction costs	—	—	(130)
Certain legal-related benefit (expense)	34	(2,195)	730
Loss on sale of investment securities	—	(1,323)	—
Gain on sale of businesses and long-lived assets	31,207	32,421	19,331
Income before income taxes	$76,497	$39,799	$84,378

The following tables present revenue disaggregated by our product and service offerings:

	Year Ended December 31, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$702,702	$—	$702,702
Merchant services	384,038	—	—	—	—	384,038
Promotional solutions	—	—	—	262,009	—	262,009
Forms and other business products	—	—	—	240,366	—	240,366
Treasury management solutions	—	225,568	—	—	—	225,568
Data-driven marketing	—	—	214,589	—	—	214,589
Other payment solutions	—	62,283	—	—	—	62,283
Other web-based solutions	—	—	19,444	—	—	19,444
Other	—	—	—	—	10,762	10,762
Total revenue	$384,038	$287,851	$234,033	$1,205,077	$10,762	$2,121,761

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Year Ended December 31, 2023
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$721,089	$—	$721,089
Merchant services	364,233	—	—	—	—	364,233
Promotional solutions	—	—	—	276,744	1,456	278,200
Forms and other business products	—	—	—	263,450	—	263,450
Treasury management solutions	—	240,320	—	—	—	240,320
Data-driven marketing	—	—	192,656	—	—	192,656
Other payment solutions	—	58,876	—	—	—	58,876
Other web-based solutions	—	—	19,132	—	—	19,132
Other	—	—	—	—	54,304	54,304
Total revenue	$364,233	$299,196	$211,788	$1,261,283	$55,760	$2,192,260

	Year Ended December 31, 2022
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$728,988	$—	$728,988
Merchant services	347,709	—	—	—	—	347,709
Promotional solutions	—	—	—	257,867	15,130	272,997
Forms and other business products	—	—	—	289,920	—	289,920
Treasury management solutions	—	241,185	—	—	—	241,185
Data-driven marketing	—	—	177,598	—	—	177,598
Other payment solutions	—	65,932	—	—	—	65,932
Other web-based solutions	—	—	19,109	—	—	19,109
Other	—	—	—	—	94,572	94,572
Total revenue	$347,709	$307,117	$196,707	$1,276,775	$109,702	$2,238,010

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of the end of the period covered by this report, December 31, 2024 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP is located in Item 8 of this report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

The full text of our Code of Ethics is posted on our website at www.investors.deluxe.com/governance/governance-documents. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website at the address and location specified above.

As part of our commitment to ethical business practices, we have adopted a comprehensive insider trading policy. This policy governs the purchase, sale, and other dispositions of our securities by directors, officers, employees, and designated individuals. It is designed to ensure full compliance with all applicable insider trading laws and regulations. A copy of this policy is filed as Exhibit 19 to this report. Additionally, regarding our trading activities involving our own securities, we adhere to federal securities laws and the relevant exchange listing requirements.

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

The following table provides information concerning our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	3,259,554	(1)	$44.03	(1)	4,087,540	(2)
Equity compensation plans not approved by shareholders	100,592	(3)	—		—
Total	3,360,146		$44.03		4,087,540
.

(1) Includes awards granted under our 2022 Stock Incentive Plan as well as previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants, and rights includes outstanding stock options of 1,196,849, restricted stock unit awards of 1,388,280, and 674,425 shares subject to outstanding performance share unit awards. The number of performance share units reflects the target amount for awards outstanding as of December 31, 2024. The actual number of shares issued under our performance share unit awards will range between 0% and 200% of the target amount, based on our performance relative to the applicable performance goals as determined by the Compensation and Talent Committee of our board of directors at the end of the performance period. The performance share unit and restricted stock unit awards are not included in the weighted-average exercise price of outstanding options, warrants, and rights because they require no consideration upon vesting.

(2) Includes 2,620,941 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan and 1,466,599 shares available for issuance under our 2022 Stock Incentive Plan.

(3) Includes inducement awards of shares granted pursuant to New York Stock Exchange rules. The number of securities to be issued upon vesting includes 83,938 outstanding restricted stock unit awards and 16,654 shares subject to outstanding performance share unit awards. The number of performance share units reflects the target amount for awards outstanding as of December 31, 2024. The actual number of shares issued under our performance share unit awards will range between 0% and 200% of the target amount, based on our performance relative to the applicable performance goals as determined by the Compensation and Talent Committee of our board of directors at the end of the performance period. The performance share unit and restricted stock unit awards are not included in the weighted-average exercise price of outstanding options, warrants, and rights because they require no consideration upon vesting.

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
4.1
Description of Deluxe Corporation Common Stock Registered Under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2019)

4.2
Indenture, dated as of June 1, 2021, by and among us, certain of our subsidiaries and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on June 1, 2021)

4.3
Supplemental Indenture, dated as of June 1, 2021, by and among us, FAPS Holdings, Inc., all of the domestic subsidiaries of FAPS Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on June 1, 2021)

4.4
Indenture, dated as of December 3, 2024, by and among us, certain of our subsidiaries, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on December 3, 2024)

10.1	Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 14, 2022)*
10.2	Amendment No. 1 to the Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 13, 2023)*
10.3	Deluxe Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 20, 2020)*
10.4	Deluxe Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Appendix B of the definitive proxy statement filed with the Commission on March 17, 2017)*
10.5	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2020)*
10.6	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Commission on January 7, 2002)*

Exhibit Number	Description
10.7	Deluxe Corporation Deferred Compensation Plan (2024 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on November 7, 2024)*
10.8
Deluxe Corporation Severance Plan for Certain Executive Level Employees, revised April 25, 2024 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)*

10.9
Employment Agreement, dated October 14, 2018, between us and Barry C. McCarthy and related forms of Restricted Stock Unit Award Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 6, 2018)*

10.10
First Amendment to Employment Agreement, dated October 14, 2018, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 26, 2020)*

10.11
Second Amendment to Employment Agreement, dated August 6, 2021, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 6, 2021)*

10.12
Separation and Release Agreement, dated January 24, 2024, between us and Michael Reed (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2023)*

10.13	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 2/24) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2023)*
10.14	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 2/22) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2022)*
10.15	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 3/21) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)*
10.16	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 3/21) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)*
10.17	Form of CEO Non-Qualified Stock Option Agreement (version 4/19) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*
10.18	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 4/19) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)*
10.19	Form of Non-Qualified Stock Option Agreement (version 12/17) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2017)*
10.20	Form of U.S. Employee Performance Share Unit Award Agreement (version 2/24) (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2023)*
10.21	Form of U.S. Employee Performance Share Unit Award Agreement (version 2/22) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2022)*
10.22
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

Exhibit Number	Description
10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement (version 4/22) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2022)*
10.25
Restricted Stock Unit Agreement, dated August 15, 2024, by and between us and John Rubinetti III (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on November 7, 2024)*

10.26	Restricted Stock Unit Agreement, dated November 15, 2024, by and between us and Kimberly Cross*
10.27
Restricted Stock Unit Agreement (Four-Year Ratable), dated May 13, 2022, by and between us and Yogaraj Jayaprakasam (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Commission on August 5, 2022)*

10.28
Amended and Restated Credit Agreement, dated as of December 3, 2024, by and among us, as borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 3, 2024)

10.29
Receivables Financing Agreement, dated March 13, 2024, by and among Deluxe Receivables LLC, MUFG Bank, Ltd., and the group agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 14, 2024)

19	Deluxe Corporation Insider Trading Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Deluxe Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023)*
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)
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

DELUXE CORPORATION
Date: February 21, 2025	/s/ Barry C. McCarthy
Barry C. McCarthy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

Signature	Title

/s/ Barry C. McCarthy	President and Chief Executive Officer
Barry C. McCarthy	(Principal Executive Officer)

/s/ William C. Zint	Senior Vice President, Chief Financial Officer
William C. Zint	(Principal Financial Officer)

/s/ L. Kelly Moyer	Vice President, Chief Accounting Officer
L. Kelly Moyer	(Principal Accounting Officer)

/s/ Angela L. Brown
Angela L. Brown	Director

/s/ William C. Cobb
William C. Cobb	Director

/s/ Paul R. Garcia
Paul R. Garcia	Director

/s/ Cheryl Mayberry McKissack
Cheryl Mayberry McKissack	Director

/s/ Thomas J. Reddin
Thomas J. Reddin	Director

/s/ Martyn R. Redgrave
Martyn R. Redgrave	Director

/s/ John L. Stauch
John L. Stauch	Director

/s/ Telisa L. Yancy
Telisa L. Yancy	Director