Form 10-Q
period 2025-03-31
DELUXE CORP
filed 2025-05-02
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 23, 2025 was 44,739,840.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$30,316	$34,399
Trade accounts receivable, net of allowance for credit losses	173,690	174,076
Inventories and supplies, net of reserve	34,509	36,393
Settlement processing assets	34,019	271,876
Prepaid expenses	35,195	32,751
Revenue in excess of billings	28,628	26,741
Other current assets	31,265	35,403
Total current assets	367,622	611,639
Deferred income taxes	9,370	6,969
Long-term investments	57,775	61,025
Property, plant and equipment, net of accumulated depreciation of $360,458 and $354,832, respectively	107,008	111,587
Operating lease assets	47,967	49,382
Intangibles, net of accumulated amortization of $645,057 and $616,817, respectively	322,356	331,053
Goodwill	1,422,741	1,422,737
Other non-current assets	238,978	236,644
Total assets	$2,573,817	$2,831,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,135	$164,878
Settlement processing obligations	35,614	273,915
Accrued liabilities	148,836	149,593
Current portion of long-term debt	37,163	37,130
Total current liabilities	396,748	625,516
Long-term debt	1,455,382	1,466,021
Operating lease liabilities	46,891	48,982
Deferred income taxes	—	2,104
Other non-current liabilities	52,332	67,495
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: March 31, 2025 – 44,740; December 31, 2024 – 44,315)	44,740	44,315
Additional paid-in capital	117,846	117,122
Retained earnings	489,709	489,231
Accumulated other comprehensive loss	(30,032)	(29,916)
Non-controlling interest	201	166
Total shareholders’ equity	622,464	620,918
Total liabilities and shareholders’ equity	$2,573,817	$2,831,036

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended March 31,
(in thousands, except per share amounts)	2025	2024
Product revenue	$288,313	$300,312
Service revenue	248,158	234,643
Total revenue	536,471	534,955
Cost of products	(109,680)	(114,336)
Cost of services	(145,744)	(137,082)
Total cost of revenue	(255,424)	(251,418)
Gross profit	281,047	283,537
Selling, general and administrative expense	(225,312)	(234,093)
Restructuring and integration expense	(7,668)	(13,804)
Gain on sale of businesses and long-lived assets	—	8,581
Operating income	48,067	44,221
Interest expense	(31,266)	(30,809)
Other income, net	2,468	2,940
Income before income taxes	19,269	16,352
Income tax provision	(5,221)	(5,522)
Net income	14,048	10,830
Net income attributable to non-controlling interest	(35)	(27)
Net income attributable to Deluxe	$14,013	$10,803
Total comprehensive income	$13,932	$15,021
Comprehensive income attributable to Deluxe	13,897	14,994
Basic earnings per share	0.31	0.25
Diluted earnings per share	0.31	0.24

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44,315	$44,315	$117,122	$489,231	$(29,916)	$166	$620,918
Net income	—	—	—	14,013	—	35	14,048
Cash dividends ($0.30 per share)	—	—	—	(13,535)	—	—	(13,535)
Common shares issued, net of tax withholding	425	425	(4,825)	—	—	—	(4,400)
Employee share-based compensation	—	—	5,549	—	—	—	5,549
Other comprehensive loss	—	—	—	—	(116)	—	(116)
Balance, March 31, 2025	44,740	$44,740	$117,846	$489,709	$(30,032)	$201	$622,464

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	10,803	—	27	10,830
Cash dividends ($0.30 per share)	—	—	—	(13,724)	—	—	(13,724)
Common shares issued, net of tax withholding	303	303	(2,993)	—	—	—	(2,690)
Employee share-based compensation	—	—	5,169	—	—	—	5,169
Other comprehensive income	—	—	—	—	4,191	—	4,191
Balance, March 31, 2024	44,046	$44,046	$101,317	$488,317	$(25,837)	$549	$608,392

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$14,048	$10,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,604	6,049
Amortization of intangibles	29,675	35,698
Amortization of prepaid product discounts	8,268	8,180
Employee share-based compensation expense	5,459	5,121
Operating lease expense	3,674	5,367
Amortization of cloud computing arrangement implementation costs	4,211	4,119
Gain on sale of businesses and long-lived assets	—	(8,581)
Deferred income taxes	(4,768)	(6,040)
Other non-cash items, net	4,605	10,153
Changes in assets and liabilities:
Trade accounts receivable	(1,371)	16,655
Inventories and supplies	2,233	1,942
Other current and non-current assets	(2,588)	(21,672)
Accounts payable	11,323	6,217
Prepaid product discount payments	(8,518)	(10,503)
Other accrued and non-current liabilities	(21,574)	(36,945)
Net cash provided by operating activities	50,281	26,590
Cash flows from investing activities:
Purchases of capital assets	(25,968)	(20,442)
Proceeds from sale of businesses and long-lived assets	1,968	—
Other	(595)	(116)
Net cash used by investing activities	(24,595)	(20,558)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	167,680	165,557
Payments on long-term debt and swingline loans	(179,287)	(200,125)
Net change in settlement processing obligations	(237,037)	(272,806)
Cash dividends paid to shareholders	(14,531)	(13,956)
Other	(5,464)	(5,249)
Net cash used by financing activities	(268,639)	(326,579)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,085	(2,642)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(241,868)	(323,189)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	309,153	458,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$67,285	$134,844

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1:	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2025, the consolidated statements of comprehensive income for the quarters ended March 31, 2025 and 2024, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2025 and 2024, and the consolidated statements of cash flows for the quarters ended March 31, 2025 and 2024 are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

The process of preparing our consolidated financial statements involves making various estimates and assumptions that impact the reported amounts in the consolidated financial statements and accompanying notes. These estimates are derived from our historical experience and other relevant factors and assumptions that we consider reasonable. These factors and assumptions form the foundation for our judgments regarding the carrying values of our assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. It is important to note that actual results may vary significantly from these estimates and assumptions.

Comparability – The consolidated statement of cash flows for the quarter ended March 31, 2024 has been modified to conform to the current year presentation. Within net cash provided by operating activities, the immaterial payments for cloud computing arrangement implementation costs are no longer presented separately. Instead, they are included in other current and non-current assets.

NOTE 2:	NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2023-09 – In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures. This standard modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and requires the disclosure of income tax payments by jurisdiction, among other changes. The guidance is effective for our annual consolidated financial statements for the year ending December 31, 2025. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

ASU No. 2024-03 – In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2027. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

NOTE 3:	SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Trade accounts receivable – gross	$182,837	$183,196
Allowance for credit losses	(9,147)	(9,120)
Trade accounts receivable – net(1)	$173,690	$174,076

(1) Includes unbilled receivables of $59,785 as of March 31, 2025 and $47,341 as of December 31, 2024.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Changes in the allowance for credit losses for the quarters ended March 31, 2025 and March 31, 2024 were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024
Balance, beginning of year	$9,120	$6,541
Bad debt expense	1,770	2,960
Write-offs and other	(1,743)	(1,941)
Balance, end of period	$9,147	$7,560

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished and semi-finished goods	$28,335	$31,146
Raw materials and supplies	17,191	16,787
Reserve for excess and obsolete items	(11,017)	(11,540)
Inventories and supplies, net of reserve	$34,509	$36,393

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Conditional right to receive consideration	$14,703	$16,943
Unconditional right to receive consideration(1)	13,925	9,798
Revenue in excess of billings	$28,628	$26,741

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	March 31, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$508,947	$(357,609)	$151,338	$488,840	$(339,683)	$149,157
Customer lists/relationships	311,066	(231,158)	79,908	311,578	(223,272)	88,306
Partner relationships	76,200	(19,874)	56,326	76,252	(19,632)	56,620
Technology-based intangibles	65,000	(31,146)	33,854	65,000	(29,115)	35,885
Software to be sold	6,200	(5,270)	930	6,200	(5,115)	1,085
Intangibles	$967,413	$(645,057)	$322,356	$947,870	$(616,817)	$331,053

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $29,675 for the quarter ended March 31, 2025 and $35,698 for the quarter ended March 31, 2024. Based on the intangibles in service as of March 31, 2025, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2025	$76,913
2026	77,306
2027	48,964
2028	28,754
2029	16,108

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During the quarter ended March 31, 2025, we acquired or developed internal-use software of $19,133 with a weighted-average useful life of 3 years. Other intangibles acquired during the period were not material.

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the quarter ended March 31, 2025:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Balance, December 31, 2024	$727,688	$160,431	$40,804	$493,814	$1,422,737
Currency translation adjustment	—	—	—	4	4
Balance, March 31, 2025	$727,688	$160,431	$40,804	$493,818	$1,422,741

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Postretirement benefit plan asset	$109,279	$107,524
Cloud computing arrangement implementation costs	38,787	42,470
Prepaid product discounts(1)	38,591	32,847
Deferred contract acquisition costs(2)	19,008	18,780
Loans and notes receivable from distributors, net of allowance for credit losses(3)	10,570	10,789
Other	22,743	24,234
Other non-current assets	$238,978	$236,644

(1) Amortization of prepaid product discounts was $8,268 for the quarter ended March 31, 2025 and $8,180 for the quarter ended March 31, 2024.
(2) Amortization of deferred contract acquisition costs was $2,857 for the quarter ended March 31, 2025 and $3,091 for the quarter ended March 31, 2024.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,387 as of March 31, 2025 and $1,753 as of December 31, 2024. The allowance for credit losses was not material in either period.

We categorize loans and notes receivable into risk categories based on information about the ability of borrowers to service their debt, including current financial information, historical payment experience, current economic trends, and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade. Past due receivables and those on non-accrual status were not material as of March 31, 2025 or December 31, 2024.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of March 31, 2025. There were no write-offs or recoveries recorded during the quarter ended March 31, 2025.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	Prior	Total
Risk rating:
1-2 internal grade	$893	$300	$827	$10,748	$12,768
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$893	$300	$827	$10,748	$12,768

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Deferred revenue(1)	$28,250	$31,605
Employee cash bonuses, including sales incentives	15,643	33,422
Interest	14,610	9,493
Operating lease liabilities	12,057	12,406
Customer rebates	9,382	10,100
Prepaid product discounts	8,071	2,583
Wages and payroll liabilities, including vacation	7,843	10,321
Restructuring and integration (Note 8)	6,363	3,755
Other	46,617	35,908
Accrued liabilities	$148,836	$149,593

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $12,318 for the quarter ended March 31, 2025 and $14,644 for the quarter ended March 31, 2024.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated statements of cash flows was as follows:

(in thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$30,316	$23,544
Restricted cash and restricted cash equivalents included in settlement processing assets	34,019	108,227
Non-current restricted cash included in other non-current assets	2,950	3,073
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$67,285	$134,844

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 4:	EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in thousands, except per share amounts)	2025	2024
Earnings per share – basic:
Net income	$14,048	$10,830
Net income attributable to non-controlling interest	(35)	(27)
Net income attributable to Deluxe	14,013	10,803
Income allocated to participating securities	(3)	(9)
Income attributable to Deluxe available to common shareholders	$14,010	$10,794
Weighted-average shares outstanding	44,551	43,917
Earnings per share – basic	$0.31	$0.25

Earnings per share – diluted:
Net income	$14,048	$10,830
Net income attributable to non-controlling interest	(35)	(27)
Net income attributable to Deluxe	14,013	10,803
Income allocated to participating securities	(3)	(9)
Re-measurement of share-based awards classified as liabilities	(66)	(37)
Income attributable to Deluxe available to common shareholders	$13,944	$10,757
Weighted-average shares outstanding	44,551	43,917
Dilutive impact of potential common shares	729	570
Weighted-average shares and potential common shares outstanding	45,280	44,487
Earnings per share – diluted	$0.31	$0.24
Antidilutive potential common shares excluded from calculation	1,197	1,350

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5:	OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in thousands)	2025	2024
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	Other income, net
Net actuarial loss	(212)	(334)	Other income, net
Total amortization	143	21	Other income, net
Tax expense	(75)	(43)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	68	(22)	Net income
Cash flow hedges:
Realized gain on cash flow hedges	—	915	Interest expense
Tax expense	—	(247)	Income tax provision
Realized gain on cash flow hedges, net of tax	—	668	Net income
Total reclassifications, net of tax	$68	$646

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the quarters ended March 31, 2025 and March 31, 2024 were as follows:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16,566)	$(13,350)	$(29,916)
Other comprehensive loss before reclassifications	—	(48)	(48)
Amounts reclassified from accumulated other comprehensive loss	(68)	—	(68)
Net current-period other comprehensive loss	(68)	(48)	(116)
Balance, March 31, 2025	$(16,634)	$(13,398)	$(30,032)

(in thousands)	Postretirement benefit plans	Net unrealized gain on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive income (loss) before reclassifications	—	5,864	(1,027)	4,837
Amounts reclassified from accumulated other comprehensive loss	22	(668)	—	(646)
Net current-period other comprehensive income (loss)	22	5,196	(1,027)	4,191
Balance, March 31, 2024	$(19,802)	$4,910	$(10,945)	$(25,837)

(1) Other comprehensive income before reclassifications is net of income tax expense of $2,169.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6:	DIVESTITURES

In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

In September and December 2023, we executed agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. The recognition of income from this business exit was based on the timing of customer conversion and retention activities, which were substantially completed during 2024. The remaining cash proceeds from this business exit were received during the quarter ended March 31, 2025. The results of this business are reported as All other in Note 13.

Business exits and asset sales were as follows for the quarters ended March 31, 2025 and March 31, 2024:

(in thousands)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Quarter ended March 31, 2025:
Payroll and human resources services business	$—	$1,968

Quarter ended March 31, 2024:
Payroll and human resources services business	$7,581	$—
Small business distributor customer list(1)	1,000	—
Total	$8,581	$—

(1) A note receivable was executed in conjunction with this sale. No cash proceeds were received.

NOTE 7:	FAIR VALUE MEASUREMENTS

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		March 31, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$11,957	$13,320	$—	$—	$13,320
Long-term debt	Current portion of long-term debt and long-term debt	1,492,545	1,470,714	—	1,470,714	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$12,541	$13,013	$—	$—	$13,013
Long-term debt	Current portion of long-term debt and long-term debt	1,503,151	1,508,347	—	1,508,347	—

NOTE 8:	RESTRUCTURING AND INTEGRATION EXPENSE

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost side, we are focused on refining our organizational structure and transforming our infrastructure and operations. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. The associated restructuring and integration expense, which consisted primarily of consulting and employee severance costs, was approximately $8,000 during the quarter ended March 31, 2025 and $12,000 during the quarter ended March 31, 2024. To date, we have incurred expense of approximately $103,000, and we anticipate that we will incur approximately $7,000 of additional North Star restructuring and integration expense in 2025.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024
Total cost of revenue	$752	$933
Operating expenses	7,668	13,804
Restructuring and integration expense	$8,420	$14,737

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in thousands)	2025	2024
Employee severance benefits	$4,453	$1,972
External consulting and other costs	2,523	7,969
Internal labor	988	838
Other	456	3,958
Restructuring and integration expense	$8,420	$14,737

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect that the majority of employee reductions and the associated severance payments will be completed by the end of 2025.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2024	$3,755
Charges	4,644
Reversals	(191)
Payments	(1,845)
Balance, March 31, 2025	$6,363

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

NOTE 9:	INCOME TAX PROVISION

Our effective income tax rate was 27.1% for the quarter ended March 31, 2025, while our effective income tax rate for the year ended December 31, 2024 was 30.8%. Compared to our 2024 annual rate, the 2025 tax rate benefited from lower tax impacts for our foreign operations, changes in the deferred income tax valuation allowance, and share-based compensation, partly offset by a benefit from return-to-provision adjustments recorded in 2024 that did not recur in 2025. For comparison, the reconciliation of our annual effective income tax rate for 2024 to the U.S. federal statutory tax rate can be found under the caption "Note 10: Income Tax Provision" in the Notes to Consolidated Financial Statements located in the 2024 Form 10-K.

Our effective income tax rate for the first quarter of 2025 decreased compared to the effective income tax rate of 33.8% for the first quarter of 2024. This reduction was primarily due to lower tax rate impacts in 2025 from our foreign operations, share-based compensation, and non-deductible executive compensation, partially offset by an increase in our effective state income tax rate.

NOTE 10:	POSTRETIREMENT BENEFITS

We have historically offered certain health care benefits to a large number of our eligible retired U.S. employees. In addition to our retiree health care plan, we also maintain an inactive U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 12: Postretirement Benefits” in the Notes to Consolidated Financial Statements located in the 2024 Form 10-K.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in thousands)	2025	2024
Interest cost	$397	$435
Expected return on plan assets	(2,137)	(2,099)
Amortization of prior service credit	(355)	(355)
Amortization of net actuarial losses	212	334
Net periodic benefit income	$(1,883)	$(1,685)

NOTE 11:	DEBT

Debt outstanding was comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Senior secured term loan facility	$490,625	$500,000
Senior unsecured notes	475,000	475,000
Senior secured notes	450,000	450,000
Securitization obligations	70,686	78,917
Amounts drawn on senior secured revolving credit facility	24,000	18,000
Total principal amount	1,510,311	1,521,917
Less: unamortized discount and debt issuance costs	(17,766)	(18,766)
Total debt, net of discount and debt issuance costs	1,492,545	1,503,151
Less: current portion of long-term debt, net of debt issuance costs	(37,163)	(37,130)
Long-term debt	$1,455,382	$1,466,021

Maturities of long-term debt were as follows as of March 31, 2025:

(in thousands)	Debt obligations
Remainder of 2025	$28,125
2026	37,500
2027	108,186
2028	50,000
2029	1,286,500
Total principal amount	$1,510,311

Credit facility – In December 2024, we executed a $900,000 senior secured credit facility, which includes commitments of $400,000 under a revolving credit facility and $500,000 under a term loan facility. The revolving credit facility includes a $40,000 swingline sub-facility and a $25,000 letter of credit sub-facility. Loans under the revolving credit facility can be borrowed, repaid, and re-borrowed until February 1, 2029, at which point all outstanding amounts must be repaid. The term loan facility is structured to be repaid in equal quarterly installments of $9,375 through December 2027 and $12,500 from March 2028 to December 2028, with the remaining balance due on February 1, 2029. The term loan facility includes mandatory prepayment requirements related to asset sales, certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.92% as of March 31, 2025 and 7.23% as of December 31, 2024.

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

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
March 31, 2025 through March 31, 2026	4.25 to 1.00	3.50 to 1.00
June 30, 2026 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

Furthermore, we are required to maintain a minimum interest coverage ratio of at least 3.00 to 1.00 for the duration of the credit facility. This ratio is calculated as (i) consolidated EBITDA, as defined in the agreement, for the trailing four quarters to (ii) consolidated interest expense for the same period. In addition, if our consolidated total leverage exceeds 2.75 to 1.00, the aggregate amount of permitted dividends, incentive-based share repurchases, and repurchases under an open market repurchase program is limited to an annual amount of $60,000, provided that the amount of any share repurchases made under an open market repurchase program does not exceed $30,000 in a fiscal year.

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we are unable to settle the outstanding amounts. As of March 31, 2025, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

As of March 31, 2025, amounts were available for borrowing under our revolving credit facility as follows:

(in thousands)	Total available
Revolving credit facility commitment	$400,000
Amounts drawn on revolving credit facility	(24,000)
Outstanding letters of credit(1)	(7,698)
Net available for borrowing as of March 31, 2025	$368,302

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured and secured notes – In June 2021, we issued $500,000 of 8.0% senior unsecured notes that mature in June 2029. These notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490,741, resulting in an effective interest rate of 8.3%. The net proceeds were utilized to finance the acquisition of First American Payment Systems, L.P. Interest payments are due each June and December. During 2022, we repurchased $25,000 of these notes on the open market.

In December 2024, we issued $450,000 of 8.125% senior secured notes that mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will mature on February 1, 2029. These notes were also issued via a private placement under Rule 144A of the Securities Act of

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

1933. The proceeds from this offering, net of discount and offering costs, were $441,481, resulting in an effective interest rate of 8.6%. The net proceeds, along with borrowings under the credit facility executed in December 2024, were used to refinance our previous senior secured term loan facility and revolving credit facility. Interest payments for these notes are due each March and September.

The indentures governing these notes include covenants that restrict our ability, and that of our restricted subsidiaries to undertake certain actions. These restrictions include limitations on incurring additional debt and liens, issuing redeemable and preferred stock, paying dividends and distributions, making loans and investments, and consolidating, merging, or selling all or substantially all of our assets.

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, established a receivables financing agreement (the “Securitization Facility”). This agreement terminates in March 2027, unless extended per its terms. The maximum borrowing capacity under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under this agreement, we have sold and will continue to automatically sell certain accounts receivable to the subsidiary, which serve as collateral for borrowings under the facility and which totaled approximately $120,000 as of March 31, 2025. The initial proceeds from these borrowings were used to prepay amounts due under our former secured term loan facility. Borrowings accrue interest at a commercial paper rate for borrowings funded by a conduit lender through the issuance of notes, and for other borrowings, at the Secured Overnight Financing Rate plus an applicable margin. A commitment fee is charged on the unused portion of the facility, and interest and fees are payable monthly. Amounts outstanding under the facility had an interest rate of 5.87% as of March 31, 2025 and 6.22% as of December 31, 2024.

The Securitization Facility is treated as a collateralized financing activity rather than a sale of assets. Consequently, the subsidiary is consolidated, and the receivable balances pledged as collateral are reported as accounts receivable on the consolidated balance sheets while the borrowings are classified as long-term debt. Cash receipts from the underlying receivables are reflected as operating cash flows on the consolidated statements of cash flows, and borrowings and repayments under the collateralized loans are reflected as financing cash flows.

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

We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of March 31, 2025 or December 31, 2024.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $10,016 as of March 31, 2025 and $8,200 as of December 31, 2024, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value, and the difference between the discounted and undiscounted liability was not material as of March 31, 2025 or December 31, 2024.

Our self-insurance liabilities are estimated, in part, by considering historical claims experience, demographic factors, and other actuarial assumptions. The estimated accruals for these liabilities could be significantly affected if future events and claims differ from these assumptions and historical trends.

Litigation – The liabilities recorded for legal matters, along with the related charges recorded in each period, did not have a material impact on our financial position, results of operations, or liquidity during the periods presented. We do not anticipate that any of the currently identified claims or litigation will materially affect our financial position, results of operations, or liquidity upon resolution. However, it is important to note that litigation carries inherent uncertainties, and unfavorable rulings are possible.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Should an unfavorable ruling occur, it could have a material adverse effect on our financial position, results of operations, or liquidity in the period of the ruling or in future periods.

NOTE 13:	BUSINESS SEGMENT INFORMATION

We operate the following reportable segments, generally organized by product and service type:

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

The accounting policies applied to our segments are consistent with those outlined in the Notes to Consolidated Financial Statements included in the 2024 Form 10-K. We allocate corporate costs for shared services functions to our business segments when the costs are directly attributable to a specific segment. This allocation includes certain expenses related to sales and marketing, supply chain, real estate, finance, information technology, and legal services. Costs that cannot be directly attributed to a specific business segment are reported under Corporate operations. These costs primarily include marketing, accounting, information technology, human resources, facilities, executive management, and the legal, tax, and treasury functions that support the overall corporate structure.

Our segments operate primarily within the U.S., with some activities in Canada. The revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements for the periods covered by this report. No single customer contributed more than 10% of our consolidated revenue during the quarters ended March 31, 2025 and March 31, 2024.

Our Chief Executive Officer serves as our chief operating decision maker (CODM). In this role, he evaluates the performance of each segment and makes resources allocation decisions based on adjusted EBITDA. Adjusted EBITDA for each segment excludes depreciation and amortization expense, interest expense, income tax expense, and certain other amounts that can vary from period to period. These amounts may include asset impairment charges, restructuring and integration expense, share-based compensation expense, certain legal and environmental expenses that fall outside the normal course of business, and gains or losses on the sale of businesses and long-lived assets.

The CODM uses adjusted EBITDA in both the annual planning and interim forecasting processes. On a monthly basis, the CODM reviews variances between actual results and plan, forecast, and prior year results, using this analysis to guide resource distribution and strategic adjustments. Additionally, the CODM compares segment adjusted EBITDA margins to those of competitors. This benchmarking is essential for evaluating the relative performance of our segments within the industry, ensuring that we remain competitive, and identifying areas for improvement. Furthermore, adjusted EBITDA plays a significant role in establishing employee performance-based compensation, aligning employee incentives with our financial goals. The CODM does not review segment asset information when making investment or operating decisions regarding our reportable segments.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following is our segment information for the quarters ended March 31, 2025 and March 31, 2024:

	Quarter Ended March 31,
(in thousands)	2025	2024
Merchant Services:
Revenue	$97,769	$96,477
Other segment items	(76,391)	(75,040)
Adjusted EBITDA	21,378	21,437
B2B Payments:
Revenue	70,155	69,418
Other segment items	(56,833)	(56,157)
Adjusted EBITDA	13,322	13,261
Data Solutions:
Revenue	77,227	59,712
Other segment items	(57,534)	(44,843)
Adjusted EBITDA	19,693	14,869
Print:
Revenue	291,304	303,334
Other segment items	(200,470)	(212,378)
Adjusted EBITDA	90,834	90,956
Total reportable segments:
Revenue	$536,455	$528,941
Other segment items	(391,228)	(388,418)
Adjusted EBITDA	145,227	140,523
All other:(1)
Revenue	16	6,014
Other segment items	(52)	(2,378)
Adjusted EBITDA	(36)	3,636
Total:
Revenue	$536,471	$534,955
Other segment items	(391,280)	(390,796)
Adjusted EBITDA	145,191	144,159

(1) Includes the payroll and human resources services business, which we substantially exited during 2024 (Note 6).

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended March 31,
(in thousands)	2025	2024
Total segment adjusted EBITDA	$145,191	$144,159
Corporate operations	(45,021)	(43,701)
Depreciation and amortization expense	(35,279)	(41,747)
Interest expense	(31,266)	(30,809)
Net income attributable to non-controlling interest	35	27
Restructuring and integration expense	(8,420)	(14,737)
Share-based compensation expense	(5,459)	(5,121)
Certain legal and environmental expense	(512)	(300)
Gain on sale of businesses and long-lived assets	—	8,581
Income before income taxes	$19,269	$16,352

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2025
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$175,209	$—	$175,209
Merchant services	97,769	—	—	—	—	97,769
Data-driven marketing	—	—	71,994	—	—	71,994
Forms and other business products	—	—	—	60,530	—	60,530
Promotional solutions	—	—	—	55,565	—	55,565
Treasury management solutions	—	54,312	—	—	—	54,312
Other payment solutions	—	15,843	—	—	—	15,843
Other web-based solutions	—	—	5,233	—	—	5,233
Other	—	—	—	—	16	16
Total revenue	$97,769	$70,155	$77,227	$291,304	$16	$536,471

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Quarter Ended March 31, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$178,484	$—	$178,484
Merchant services	96,477	—	—	—	—	96,477
Data-driven marketing	—	—	54,325	—	—	54,325
Forms and other business products	—	—	—	63,792	—	63,792
Promotional solutions	—	—	—	61,058	—	61,058
Treasury management solutions	—	55,077	—	—	—	55,077
Other payment solutions		14,341			—	14,341
Other web-based solutions			5,387		—	5,387
Other	—	—	—	—	6,014	6,014
Total revenue	$96,477	$69,418	$59,712	$303,334	$6,014	$534,955

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

Please be aware that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") details known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. When we use terms such as “should result,” “believe,” “intend,” “plan,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project,” “outlook,” "forecast," or similar expressions in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission, in our press releases, investor presentations, and in oral statements made by our representatives, these indicate forward-looking statements within the meaning of the Reform Act.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Additionally, we discuss non-GAAP financial measures such as free cash flow, net debt, adjusted diluted earnings per share (EPS), consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) and consolidated adjusted EBITDA margin. We believe that these non-GAAP financial measures, when reviewed alongside GAAP financial measures, can provide valuable insight for investors analyzing our current period operating performance and assessing our future operating performance. Consequently, our internal management reporting also includes these financial measures, which should be considered in addition to, and not as superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely solely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not facilitate useful comparisons. The reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures can be found in the Consolidated Results of Operations section.

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

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2024 Form 10-K. Having substantially completed our infrastructure modernization efforts and the divestiture of non-strategic businesses, we have redirected our focus toward growth investments. This shift is aimed at driving scale and accelerating profit growth at a pace that surpasses revenue growth. Our operations continue to benefit from our disciplined pricing actions and comprehensive cost management practices. In 2023, we launched our North Star program with the objective of enhancing shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. We have started to realize the benefits of our North Star initiatives. If not for the impact of business exits, both adjusted EBITDA and adjusted EBITDA margin would have shown an increase in the first quarter of 2025 compared to the first quarter of 2024. A key driver of this improvement was a 3.8% reduction in selling, general and administrative (SG&A) expense for the first quarter of 2025 compared to the first quarter of 2024. Additionally, free cash flow increased $18 million for the same period, and we reduced net debt by $7 million from the previous year end.

2025 Financial Results

Highlights of our financial results for the first quarter of 2025 compared to the first quarter of 2024 include:

•Consolidated revenue – Increased by $2 million to $536 million, including a decrease of $6 million resulting from business exits. The increase was primarily driven by our pricing actions, as well as growth in our data-driven marketing business. These positive impacts were partially offset by the continuing secular decline in order volumes for checks, business forms, and various business accessories, as well as soft demand for certain of our promotional products.

•Net income – Increased by $3 million to $14 million, reflecting the impact of our pricing and cost management actions, reduced restructuring and integration expense, and growth in our data-driven marketing business. These positive factors were partially offset by the continuing secular revenue declines in the Print segment, inflationary pressures affecting hourly wages, materials, and delivery, as well as the loss of earnings from exited businesses. Additionally, we recognized a $9 million gain from the sale of businesses and long-lived assets in the first quarter of 2024, which did not recur in 2025.

•Adjusted EBITDA – Remained nearly unchanged at $100 million for each period, despite the impact of business exits, which drove a $4 million decrease year-over-year. Excluding this impact from business exits, adjusted EBITDA would have increased, driven by the benefits of our pricing and cost management actions, as well as growth in data-driven marketing. These positive impacts were partially offset by the continuing secular declines in the Print segment and inflationary pressures on our cost structure.

Adjusted EBITDA margin was 18.7% for the first quarter of 2025, virtually the same as the 18.8% reported for the first quarter of 2024. This includes the impact of business exits, which drove a 0.5 point year-over-year decrease. Excluding the impact of business exits, adjusted EBITDA margin would have increased due to our pricing and cost management actions and the favorable impact of new data-driven marketing business. These factors were partially offset by the impact of inflationary pressures. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $24 million to $50 million, reflecting the positive impacts of our pricing and cost management actions, lower performance-based employee cash bonuses, reduced restructuring and integration spend, and the growth in data-driven marketing. These impacts were partially offset by the continuing secular declines in the Print segment, higher income tax payments due to the timing of federal payments, inflationary pressures on our cost structure, and the impact of business exits.

•Free cash flow – Increased by $18 million to $24 million, defined as net cash provided by operating activities less purchases of capital assets. We continue to reinvest the free cash flow generated by our Print business into our growth businesses. A reconciliation of free cash flow to its comparable GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor the interest rate environment and its effect on our outstanding debt. As of March 31, 2025, 61% of our debt carried a weighted-average fixed interest rate of 8.1%, providing us with some protection against potential future interest rate increases.

We also closely monitor the impact of inflation on our labor, delivery, and material costs. In response to inflationary pressures, we have implemented targeted price increases, particularly within our Print and Merchant Services segments. Despite these price adjustments, our revenue volumes remain robust, underscoring the strength of our business and the sustained demand for our products and services. We have occasionally faced supply chain disruptions, particularly in the supply of certain printed products within our Print segment. Additionally, ongoing global unrest and uncertainties related to trade policies, treaties, and tariffs could further disrupt the global supply chain and lead to increased costs. To mitigate these risks, we actively monitor our supply chain to prevent delays or disruptions. We have also previously encountered labor supply challenges in certain areas of our business. The severity and duration of inflation, as well as supply chain and labor issues, remains difficult to predict and could continue to impact our business, financial position, and results of operations.

We also monitor trends in small business sentiment and consumer discretionary spending. We analyze various data sources, including information from credit card brands, the Federal Reserve, other economic forecast providers, and our proprietary data. These trends significantly influence multiple areas of our portfolio, particularly our Merchant Services and Print segments. The data suggests some erosion of consumer confidence, which raises some concern about overall general economic conditions. Notably, during the first quarter of 2025, we observed a continuation of the softer demand we experienced toward the end of last year, especially in more discretionary categories such as our promotional merchandise. We also monitor various factors that could affect our customers' purchasing power, including potential global trade disruptions due to tariffs and other changes to trade policy in the U.S. and other countries. Additionally, geopolitical events, such as war or other hostilities, could lead to a downturn in the global economy, which may negatively impact our performance.

Liquidity

As of March 31, 2025, we held cash and cash equivalents of $30 million, along with an additional $368 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90 and $100 million for the full year, compared to $94 million for 2024, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

We believe that net cash generated by operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. Information regarding our longer term capital requirements can be found in the Cash Flows and Liquidity and Capital Resources sections. As of March 31, 2025, we were in compliance with our debt covenants.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total revenue	$536,471	$534,955	0.3%

Total revenue for the first quarter of 2025 increased compared to the first quarter of 2024, despite the impact of business exits, which drove a $6 million decrease. Revenue benefited from several factors, including price increases in response to inflation, primarily in our Print and Merchant Services segments. Additionally, there was strong demand for our data-driven marketing services, particularly among financial institutions, which contributed an $18 million increase in revenue.

These improvements in revenue were partially offset by the continuing secular decline in order volumes for checks, business forms, and various business accessories, as well as soft demand for certain of our promotional products.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2025	2024
Merchant Services	18.2%	18.0%
B2B Payments	13.1%	13.0%
Data Solutions	14.4%	11.2%
Print	54.3%	56.7%
All other	—	1.1%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total cost of revenue	$255,424	$251,418	1.6%
Total cost of revenue as a percentage of total revenue	47.6%	47.0%	0.6 pts.

Cost of revenue primarily consists of raw materials used to manufacture our products, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in the production process and in support of digital service offerings, and related overhead.

Total cost of revenue for the first quarter of 2025 increased compared to the first quarter of 2024, driven by several factors, including revenue growth in data-driven marketing and inflationary pressures on hourly wages, materials, and delivery. These increases in total cost of revenue were partially offset by a reduction in revenue volume due to the continuing secular decline in checks, business forms, and various business accessories, as well as softer demand for certain promotional products. Additionally, total cost of revenue benefited from our various cost management actions and the impact of business exits reduced our costs by approximately $6 million, including the impact of accelerated amortization expense in the first quarter of 2024.

Total cost of revenue as a percentage of total revenue increased for the first quarter of 2025 compared to the first quarter of 2024. The benefits of our pricing and cost management actions and the accelerated amortization expense in 2024 were more than offset by the inflationary impacts and the shift in revenue to lower margin business.

Consolidated Selling, General and Administrative (SG&A) Expense

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
SG&A expense	$225,312	$234,093	(3.8%)
SG&A expense as a percentage of total revenue	42.0%	43.8%	(1.8) pts.

SG&A expense for the first quarter of 2025 decreased compared to the first quarter of 2024, primarily due to various cost management actions, including workforce adjustments and the optimization of our marketing and sourcing strategies. Additionally, external commissions decreased due to lower Print revenue volumes. These reductions in SG&A expense were partially offset by an increase in medical costs within our Corporate operations. This increase is indicative of higher-cost claims that are expected to arise from time to time as part of our self-insurance program.

Total SG&A expense as a percentage of total revenue decreased for the first quarter of 2025 compared to the first quarter of 2024, as the combined effects of price increases and our cost management actions more than offset the increase in medical costs.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Restructuring and integration expense	$7,668	$13,804	(44.5%)

We are actively pursuing several initiatives aimed at aligning our business with our growth strategy and enhancing operational efficiency. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Gain on sale of businesses and long-lived assets	$—	$8,581	(100.0%)

Income recognized in the first quarter of 2024 related to the exit from our payroll and human resources services business that we substantially completed during 2024. Further information can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Interest expense	$31,266	$30,809	1.5%
Weighted-average debt outstanding	1,553,645	1,600,910	(3.0%)
Weighted-average interest rate	7.6%	7.1%	0.5 pts.

Interest expense for the first quarter of 2025 increased compared to the first quarter of 2024, as the impact of higher interest rates exceeded the decrease in our average debt outstanding. Based on the amount of variable-rate debt outstanding as of March 31, 2025, a one percentage point change in the weighted-average interest rate would result in a $4 million change in interest expense for the remainder of 2025.

Income Tax Provision

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Income tax provision	$5,221	$5,522	(5.5%)
Effective income tax rate	27.1%	33.8%	(6.7) pts.

The effective income tax rate for the first quarter of 2025 decreased compared to the first quarter of 2024. This reduction was primarily due to lower tax rate impacts in 2025 from our foreign operations, share-based compensation, and non-deductible executive compensation. These decreases in our effective income tax rate were partially offset by an increase in our effective state income tax rate.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended March 31,
(in thousands, except per share amounts)	2025	2024	Change
Net income	$14,048	$10,830	29.7%
Diluted EPS	0.31	0.24	29.2%
Adjusted diluted EPS	0.75	0.76	(1.3%)

Net income and diluted EPS for the first quarter of 2025 increased compared to the first quarter of 2024, reflecting the changes noted above. Adjusted diluted EPS decreased $0.01 per share year-over-year, driven by the impact of business exits, which drove a $0.04 per share decrease. Excluding the impact of business exits, adjusted diluted EPS would have increased due to the benefits of our pricing and cost management actions, as well as growth in our data-driven marketing business. These positive impacts were partially offset by the secular declines in the Print segment and inflationary pressures on our cost structure. A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$50,281	$26,590
Purchases of capital assets	(25,968)	(20,442)
Free cash flow	$24,313	$6,148

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

Total debt reconciles to net debt as follows:

(in thousands)	March 31, 2025	December 31, 2024
Total debt	$1,492,545	$1,503,151
Cash and cash equivalents	(30,316)	(34,399)
Net debt	$1,462,229	$1,468,752

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024
Net income	$14,048	$10,830
Net income attributable to non-controlling interest	(35)	(27)
Depreciation and amortization expense	35,279	41,747
Interest expense	31,266	30,809
Income tax provision	5,221	5,522
Restructuring and integration expense	8,420	14,737
Share-based compensation expense	5,459	5,121
Certain legal and environmental expense	512	300
Gain on sale of businesses and long-lived assets	—	(8,581)
Adjusted EBITDA	$100,170	$100,458
Adjusted EBITDA margin	18.7%	18.8%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net income	$14,048	$10,830
Net income attributable to non-controlling interest	(35)	(27)
Net income attributable to Deluxe	14,013	10,803
Acquisition amortization	11,799	14,816
Accelerated amortization	—	3,069
Restructuring and integration expense	8,420	14,737
Share-based compensation expense	5,459	5,121
Certain legal and environmental expense	512	300
Gain on sale of businesses and long-lived assets	—	(8,581)
Adjustments, pretax	26,190	29,462
Income tax provision impact of pretax adjustments(1)	(6,282)	(6,417)
Adjustments, net of tax	19,908	23,045
Adjusted net income attributable to Deluxe	33,921	33,848
Re-measurement of share-based awards classified as liabilities	(70)	(40)
Adjusted income attributable to Deluxe available to common shareholders	$33,851	$33,808

Weighted average shares and potential common shares outstanding	45,280	44,487
Adjustment(2)	9	32
Adjusted weighted average shares and potential common shares outstanding	45,289	44,519

GAAP diluted EPS	$0.31	$0.24
Adjustments, net of tax	0.44	0.52
Adjusted diluted EPS	$0.75	$0.76

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

We are currently pursuing several initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost reduction front, we focused on refining our organizational structure and transforming our infrastructure and operations. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. On the revenue growth side, our priorities include developing an integrated software channel in Merchant Services, expanding our Data Solutions business to cater to more industry verticals, and enhancing our marketing and sales capabilities. We have made significant progress on all of the remaining North Star initiatives and anticipate continued

positive impacts on our results of operations. For example, SG&A expense decreased 3.8% for the first quarter of 2025 compared to the first quarter of 2024, and free cash flow increased $18 million for the same period. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

All investments under the North Star program are required to meet our internal hurdle rate and provide a higher return compared to other uses of capital, such as debt repayment. The North Star program aims to achieve a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through March 31, 2025, we incurred related restructuring and integration expense of approximately $103 million, and we expect to incur approximately $7 million in additional North Star restructuring and integration expense in 2025. These charges include professional services fees, employee severance, and other restructuring-related costs.

The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2025, along with the related severance payments, are expected to be completed by the end of 2025. As a result of these employee reductions, including those related to our North Star program, we expect to realize annual cost savings of approximately $5 million in cost of sales and $13 million in SG&A expense in 2025, in comparison to our 2024 results of operations. Note that these savings do not reflect all of our cost saving actions and they may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

SEGMENT RESULTS

We operate four reportable business segments: Merchant Services, B2B Payments, Data Solutions, and Print. Our segments are generally organized by product and service type and reflect the way we manage the business. The financial information presented below is consistent with that presented under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total revenue	$97,769	$96,477	1.3%
Adjusted EBITDA	21,378	21,437	(0.3%)
Adjusted EBITDA margin	21.9%	22.2%	(0.3 pts.)

Total revenue for the first quarter of 2025 increased compared to the first quarter of 2024, due to higher volumes from government clients, which were driven by increased property tax remittances. Additionally, there was growth in the banking channel, along with the positive impact of modest pricing actions implemented in response to inflation. These gains were partially offset by pressure on processing volumes within certain discretionary categories.

Adjusted EBITDA and adjusted EBITDA margin for the first quarter of 2025 were virtually flat compared to the first quarter of 2024, as the modest price increase offset the impact of normal channel mix dynamics. While our portfolio remains well-positioned, encompassing a diversified range of both traditional discretionary and less discretionary spending categories, we continue to monitor consumer spending trends, as these trends may impact our volumes going forward.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total revenue	$70,155	$69,418	1.1%
Adjusted EBITDA	13,322	13,261	0.5%
Adjusted EBITDA margin	19.0%	19.1%	(0.1) pts.

Total revenue for the first quarter of 2025 increased compared to the first quarter of 2024, primarily driven by the onboarding of new clients and a modest price increase to counteract inflation. These increases in revenue were partially offset by declining trends in lockbox processing volumes.

Adjusted EBITDA and adjusted EBITDA margin for the first quarter of 2025 were virtually flat compared to the first quarter of 2024, reflecting our ongoing efforts to transition this business toward a more recurring revenue model centered around software offerings.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total revenue	$77,227	$59,712	29.3%
Adjusted EBITDA	19,693	14,869	32.4%
Adjusted EBITDA margin	25.5%	24.9%	0.6 pts.

Total revenue for the first quarter of 2025 increased compared to the first quarter of 2024, driven by strong demand for customer acquisition marketing activities, particularly from our financial institution partners. Additionally, we added new clients in various other verticals, contributing to the revenue growth. It is important to note that the timing of campaigns within this business can lead to quarter-to-quarter volatility, making specific quarterly growth rates more challenging to predict.

Adjusted EBITDA for the first quarter of 2025 increased compared to the first quarter of 2024, primarily driven by the increase in data-driven marketing volume. Adjusted EBITDA margin increased for the first quarter of 2025 compared to the first quarter of 2024, primarily due to a favorable mix of clients and campaigns compared to 2024.

Print

Results for our Print segment were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Total revenue	$291,304	$303,334	(4.0%)
Adjusted EBITDA	90,834	90,956	(0.1%)
Adjusted EBITDA margin	31.2%	30.0%	1.2 pts.

Total revenue for the first quarter of 2025 decreased compared to the first quarter of 2024, primarily driven by the ongoing secular decline in order volumes for checks, business forms, and various business accessories. Additionally, we continued to experience softer demand in more discretionary categories such as our promotional merchandise. These revenue declines were partially offset by pricing actions implemented in response to inflation.

Adjusted EBITDA for the first quarter of 2025 was virtually flat compared to the first quarter of 2024, despite the decline in revenue and inflationary pressures on materials and delivery costs. Our cost management actions offset these challenges, as we continued to emphasize operating expense discipline and overall efficiency within this segment. Adjusted EBITDA margin for the first quarter of 2025 increased compared to the first quarter of 2024, as the benefits from our pricing and cost management actions and a shift toward check revenues during the quarter contributed positively. These factors more than offset the inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of March 31, 2025, we held cash and cash equivalents of $30 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $37 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$50,281	$26,590	$23,691
Net cash used by investing activities	(24,595)	(20,558)	(4,037)
Net cash used by financing activities	(268,639)	(326,579)	57,940
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,085	(2,642)	3,727
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(241,868)	$(323,189)	$81,321
Free cash flow(1)	$24,313	$6,148	$18,165
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $24 million for the first quarter of 2025 compared to the first quarter of 2024, reflecting the positive impacts of our pricing and cost management actions, a $15 million reduction in performance-based employee cash bonuses, reduced restructuring and integration spend, and the growth in our data-driven marketing business. These impacts were partially offset by the continuing secular declines in the Print segment, higher income tax payments due to the timing of federal payments, inflationary pressures on our cost structure, and the impact of business exits.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Interest payments	$24,735	$24,410	$325
Performance-based employee cash bonuses(1)	24,445	39,045	(14,600)
Income tax payments	12,892	4,743	8,149
Prepaid product discount payments	8,518	10,503	(1,985)
Severance payments	1,845	4,225	(2,380)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first quarter of 2025 increased by $4 million compared to the first quarter of 2024. This increase was primarily driven by a $6 million increase in capital expenditures in 2025, partially offset by proceeds from business exit activities of $2 million in 2025.

Net cash used by financing activities for the first quarter of 2025 decreased by $58 million compared to the first quarter of 2024. This decrease was primarily driven by changes in settlement processing obligations during each period, including the impact of our exit from the payroll and human resources services business during 2024. Additionally, lower payments on long-term debt in 2025 contributed to the decrease.

Significant investing and financing cash transactions for each period were as follows:

	Quarter Ended March 31,
(in thousands)	2025	2024	Change
Net change in settlement processing obligations	$(237,037)	$(272,806)	$35,769
Purchases of capital assets	(25,968)	(20,442)	(5,526)
Cash dividends paid to shareholders	(14,531)	(13,956)	(575)
Net change in debt	(11,607)	(34,568)	22,961

When evaluating our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments, and contingent liabilities. Detailed Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 11: Debt” and "Note 12: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 14: Leases" in the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2024 Form 10-K, under the section entitled Cash Flows and Liquidity. In the first quarter of 2025, we amended and extended an agreement for information technology services. This modification increased our contractual commitments by approximately $25 million, with the majority of those payments scheduled to be made during the years ending December 31, 2028 and 2029.

As of March 31, 2025, we held cash and cash equivalents of $30 million, with an additional $368 million available for borrowing under our revolving credit facility. We believe that net cash generated from our operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

CAPITAL RESOURCES

As of March 31, 2025, the principal amount of our debt obligations was $1.51 billion, compared to $1.52 billion as of December 31, 2024. Our capital structure for each period was as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$925,000	8.1%	$925,000	8.1%	$—
Floating interest rate	585,311	6.8%	596,917	7.2%	(11,606)
Debt principal	1,510,311	7.6%	1,521,917	7.7%	(11,606)
Shareholders’ equity	622,464		620,918		1,546
Total capital	$2,132,775		$2,142,835		$(10,060)

As of March 31, 2025, total commitments under our revolving credit facility were $400 million, with $368 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of March 31, 2025, $287 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2024 Form 10-K. During the first quarter of 2025, there were no modifications in the assessment or determination of these estimates.

New accounting pronouncements – Information regarding new accounting pronouncements not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

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

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of March 31, 2025, we also had $450 million of 8.125% senior secured notes and $475 million of 8.0% senior unsecured notes outstanding. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.6% and 8.3%, respectively.

Our credit agreement matures on February 1, 2029, at which point any outstanding amounts under the revolving credit facility must be repaid. The term loan facility requires periodic principal payments through December 2028, with the remaining balance due on February 1, 2029. The senior unsecured notes are scheduled to mature in June 2029, while the senior secured notes will mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will also mature on that date. Quantitative information regarding the maturities of our long-term debt can be found under the caption "Note 11: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

As of March 31, 2025, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$486,081	$490,625	6.9%
Senior unsecured notes	469,709	432,986	8.0%
Senior secured notes	442,069	452,417	8.1%
Securitization obligations	70,686	70,686	5.9%
Amounts drawn on revolving credit facility	24,000	24,000	6.9%
Total debt	$1,492,545	$1,470,714	7.6%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $18 million.

(2) For the amounts outstanding under our credit facility agreements, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

As of March 31, 2025, based on the amount of variable-rate debt outstanding, a one percentage point change in the weighted-average interest rate would result in a $4 million change in interest expense for the reminder of 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors relevant to our business are detailed in Part I, Item 1A of our 2024 Form 10-K. Since the filing of the 2024 Form 10-K, there have been no significant changes to these risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the first quarter of 2025 and $287 million remained available for repurchase as of March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 2 to Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 10, 2025)*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 2, 2025	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2025	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)