Form 10-Q
period 2025-06-30
DELUXE CORP
filed 2025-08-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 30, 2025 was 44,885,245.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26,000	$34,399
Trade accounts receivable, net of allowance for credit losses	176,949	174,076
Inventories and supplies, net of reserve	33,739	36,393
Settlement processing assets	12,364	271,876
Prepaid expenses	36,379	32,751
Revenue in excess of billings	29,103	26,741
Other current assets	31,187	35,403
Total current assets	345,721	611,639
Deferred income taxes	14,569	6,969
Long-term investments	55,651	61,025
Property, plant and equipment, net of accumulated depreciation of $366,580 and $354,832, respectively	104,294	111,587
Operating lease assets	45,471	49,382
Intangibles, net of accumulated amortization of $671,983 and $616,817, respectively	314,110	331,053
Goodwill	1,422,800	1,422,737
Other non-current assets	232,418	236,644
Total assets	$2,535,034	$2,831,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,283	$164,878
Settlement processing obligations	14,250	273,915
Accrued liabilities	155,147	149,593
Current portion of long-term debt	37,189	37,130
Total current liabilities	366,869	625,516
Long-term debt	1,433,459	1,466,021
Operating lease liabilities	43,612	48,982
Deferred income taxes	—	2,104
Other non-current liabilities	52,426	67,495
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: June 30, 2025 – 44,885; December 31, 2024 – 44,315)	44,885	44,315
Additional paid-in capital	124,364	117,122
Retained earnings	498,128	489,231
Accumulated other comprehensive loss	(28,947)	(29,916)
Non-controlling interest	238	166
Total shareholders’ equity	638,668	620,918
Total liabilities and shareholders’ equity	$2,535,034	$2,831,036

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Product revenue	$281,359	$309,225	$569,673	$609,536
Service revenue	239,903	228,591	488,060	463,234
Total revenue	521,262	537,816	1,057,733	1,072,770
Cost of products	(104,697)	(115,170)	(214,377)	(229,505)
Cost of services	(137,301)	(133,856)	(283,045)	(270,938)
Total cost of revenue	(241,998)	(249,026)	(497,422)	(500,443)
Gross profit	279,264	288,790	560,311	572,327
Selling, general and administrative expense	(214,426)	(233,818)	(439,737)	(467,911)
Restructuring and integration expense	(4,047)	(11,064)	(11,715)	(24,868)
Gain on sale of businesses and long-lived assets	—	15,401	—	23,982
Operating income	60,791	59,309	108,859	103,530
Interest expense	(30,944)	(30,197)	(62,210)	(61,006)
Other income, net	1,823	1,786	4,290	4,726
Income before income taxes	31,670	30,898	50,939	47,250
Income tax provision	(9,248)	(10,401)	(14,470)	(15,923)
Net income	22,422	20,497	36,469	31,327
Net income attributable to non-controlling interest	(37)	(38)	(72)	(65)
Net income attributable to Deluxe	$22,385	$20,459	$36,397	$31,262
Total comprehensive income	$23,507	$20,434	$37,438	$35,455
Comprehensive income attributable to Deluxe	23,470	20,396	37,366	35,390
Basic earnings per share	0.50	0.46	0.81	0.71
Diluted earnings per share	0.50	0.46	0.80	0.70

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2025	44,740	$44,740	$117,846	$489,709	$(30,032)	$201	$622,464
Net income	—	—	—	22,385	—	37	22,422
Cash dividends ($0.30 per share)	—	—	—	(13,966)	—	—	(13,966)
Common shares issued, net of tax withholding	145	145	349	—	—	—	494
Employee share-based compensation	—	—	6,169	—	—	—	6,169
Other comprehensive income	—	—	—	—	1,085	—	1,085
Balance, June 30, 2025	44,885	$44,885	$124,364	$498,128	$(28,947)	$238	$638,668

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2024	44,046	$44,046	$101,317	$488,317	$(25,837)	$549	$608,392
Net income	—	—	—	20,459	—	38	20,497
Cash dividends ($0.30 per share)	—	—	—	(13,663)	—	—	(13,663)
Common shares issued, net of tax withholding	164	164	146	—	—	—	310
Employee share-based compensation	—	—	5,003	—	—	—	5,003
Other comprehensive loss	—	—	—	—	(63)	—	(63)
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44,315	$44,315	$117,122	$489,231	$(29,916)	$166	$620,918
Net income	—	—	—	36,397	—	72	36,469
Cash dividends ($0.60 per share)	—	—	—	(27,500)	—	—	(27,500)
Common shares issued, net of tax withholding	570	570	(4,476)	—	—	—	(3,906)
Employee share-based compensation	—	—	11,718	—	—	—	11,718
Other comprehensive income	—	—	—	—	969	—	969
Balance, June 30, 2025	44,885	$44,885	$124,364	$498,128	$(28,947)	$238	$638,668

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	31,262	—	65	31,327
Cash dividends ($0.60 per share)	—	—	—	(27,387)	—	—	(27,387)
Common shares issued, net of tax withholding	467	467	(2,846)	—	—	—	(2,379)
Employee share-based compensation	—	—	10,171	—	—	—	10,171
Other comprehensive income	—	—	—	—	4,128	—	4,128
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$36,469	$31,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,181	10,375
Amortization of intangibles	57,575	73,064
Amortization of prepaid product discounts	16,442	16,354
Employee share-based compensation expense	11,631	10,130
Operating lease expense	7,310	9,279
Amortization of cloud computing arrangement implementation costs	8,228	8,247
Gain on sale of businesses and long-lived assets	—	(23,982)
Deferred income taxes	(9,564)	(11,887)
Other non-cash items, net	11,421	21,871
Changes in assets and liabilities:
Trade accounts receivable	(6,400)	6,682
Inventories and supplies	2,969	2,029
Other current and non-current assets	(1,871)	(27,093)
Accounts payable	(2,331)	8,059
Prepaid product discount payments	(16,021)	(14,497)
Other accrued and non-current liabilities	(25,665)	(53,736)
Net cash provided by operating activities	101,374	66,222
Cash flows from investing activities:
Purchases of capital assets	(49,260)	(48,626)
Proceeds from sale of businesses and long-lived assets	1,968	4,738
Other	3,017	(50)
Net cash used by investing activities	(44,275)	(43,938)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	254,793	466,937
Payments on long-term debt and swingline loans	(289,044)	(504,306)
Net change in settlement processing obligations	(258,372)	(328,376)
Cash dividends paid to shareholders	(28,068)	(27,469)
Other	(5,566)	(5,395)
Net cash used by financing activities	(326,257)	(398,609)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,484	(3,704)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(267,674)	(380,029)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	309,153	458,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$41,479	$78,004

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2025, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2025 and 2024, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the six months ended June 30, 2024 has been modified to conform to the current year presentation. Within net cash provided by operating activities, the immaterial payments for cloud computing arrangement implementation costs are no longer presented separately. Instead, they are included in other current and non-current assets.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

ASU No. 2023-09 – In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. This standard modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and requires the disclosure of income tax payments by jurisdiction, among other changes. The guidance is effective for our annual consolidated financial statements for the year ending December 31, 2025. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

ASU No. 2024-03 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2027. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

ASU No. 2025-05 – In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for us on January 1, 2026, and requires prospective application. We are currently assessing whether to adopt this practical expedient.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Trade accounts receivable – gross	$186,672	$183,196
Allowance for credit losses	(9,723)	(9,120)
Trade accounts receivable – net(1)	$176,949	$174,076

(1) Includes unbilled receivables of $55,242 as of June 30, 2025 and $47,341 as of December 31, 2024.

Changes in the allowance for credit losses for the six months ended June 30, 2025 and June 30, 2024 were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Balance, beginning of year	$9,120	$6,541
Bad debt expense	3,705	8,980
Write-offs and other	(3,102)	(5,937)
Balance, end of period	$9,723	$9,584

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Finished and semi-finished goods	$26,786	$31,146
Raw materials and supplies	17,943	16,787
Reserve for excess and obsolete items	(10,990)	(11,540)
Inventories and supplies, net of reserve	$33,739	$36,393

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Conditional right to receive consideration	$19,022	$16,943
Unconditional right to receive consideration(1)	10,081	9,798
Revenue in excess of billings	$29,103	$26,741

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Intangibles – Intangibles were comprised of the following:

	June 30, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$528,338	$(373,868)	$154,470	$488,840	$(339,683)	$149,157
Customer lists/relationships	310,150	(238,209)	71,941	311,578	(223,272)	88,306
Partner relationships	76,405	(21,304)	55,101	76,252	(19,632)	56,620
Technology-based intangibles	65,000	(33,177)	31,823	65,000	(29,115)	35,885
Software to be sold	6,200	(5,425)	775	6,200	(5,115)	1,085
Intangibles	$986,093	$(671,983)	$314,110	$947,870	$(616,817)	$331,053

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Amortization of intangibles was $27,900 for the quarter ended June 30, 2025, $37,366 for the quarter ended June 30, 2024, $57,575 for the six months ended June 30, 2025, and $73,064 for the six months ended June 30, 2024. During the quarter ended June 30, 2024, we modified the useful life of a trade name asset that we retired in the fourth quarter of 2024. This change resulted in incremental amortization expense of $6,674 during the second quarter of 2024.

Based on the intangibles in service as of June 30, 2025, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2025	$50,765
2026	77,726
2027	49,550
2028	28,858
2029	16,142

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase customer list and partner relationship assets. During the quarter ended June 30, 2025, we acquired or developed internal-use software of $38,521 with a weighted-average useful life of 3 years. Other intangibles acquired during the period were not material.

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the six months ended June 30, 2025:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Balance, December 31, 2024	$727,688	$160,431	$40,804	$493,814	$1,422,737
Currency translation adjustment	—	—	—	63	63
Balance, June 30, 2025	$727,688	$160,431	$40,804	$493,877	$1,422,800

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Postretirement benefit plan asset	$111,148	$107,524
Prepaid product discounts(1)	36,843	32,847
Cloud computing arrangement implementation costs	34,863	42,470
Deferred contract acquisition costs(2)	18,755	18,780
Loans and notes receivable from distributors, net of allowance for credit losses(3)	9,931	10,789
Other	20,878	24,234
Other non-current assets	$232,418	$236,644

(1) Amortization of prepaid product discounts was $16,442 for the six months ended June 30, 2025 and $16,354 for the six months ended June 30, 2024.
(2) Amortization of deferred contract acquisition costs was $5,844 for the six months ended June 30, 2025 and $6,298 for the six months ended June 30, 2024.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,652 as of June 30, 2025 and $1,753 as of December 31, 2024. The allowance for credit losses was not material in either period.

We categorize loans and notes receivable into risk categories based on information about the ability of borrowers to service their debt, including current financial information, historical payment experience, current economic trends, and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade. Past due receivables and those on non-accrual status were not material as of June 30, 2025 or December 31, 2024.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of June 30, 2025. There were no write-offs or recoveries recorded during the six months ended June 30, 2025.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	Prior	Total
Risk rating:
1-2 internal grade	$868	$291	$792	$10,397	$12,348
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$868	$291	$792	$10,397	$12,348

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Deferred revenue(1)	$27,305	$31,605
Employee cash bonuses, including sales incentives	23,860	33,422
Interest	13,999	9,493
Customer rebates	13,010	10,100
Operating lease liabilities	12,027	12,406
Wages and payroll liabilities, including vacation	7,147	10,321
Prepaid product discounts	6,898	2,583
Restructuring and integration (Note 8)	5,010	3,755
Other	45,891	35,908
Accrued liabilities	$155,147	$149,593

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $20,252 for the six months ended June 30, 2025 and $24,333 for the six months ended June 30, 2024.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated statements of cash flows was as follows:

(in thousands)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$26,000	$23,077
Restricted cash and restricted cash equivalents included in settlement processing assets	12,364	50,937
Non-current restricted cash included in other non-current assets	3,115	3,990
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$41,479	$78,004

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Earnings per share – basic:
Net income	$22,422	$20,497	$36,469	$31,327
Net income attributable to non-controlling interest	(37)	(38)	(72)	(65)
Net income attributable to Deluxe	22,385	20,459	36,397	31,262
Income allocated to participating securities	—	(5)	(3)	(14)
Income attributable to Deluxe available to common shareholders	$22,385	$20,454	$36,394	$31,248
Weighted-average shares outstanding	44,842	44,162	44,690	44,039
Earnings per share – basic	$0.50	$0.46	$0.81	$0.71

Earnings per share – diluted:
Net income	$22,422	$20,497	$36,469	$31,327
Net income attributable to non-controlling interest	(37)	(38)	(72)	(65)
Net income attributable to Deluxe	22,385	20,459	36,397	31,262
Income allocated to participating securities	—	—	(3)	(11)
Re-measurement of share-based awards classified as liabilities	—	—	(65)	(37)
Income attributable to Deluxe available to common shareholders	$22,385	$20,459	$36,329	$31,214
Weighted-average shares outstanding	44,842	44,162	44,690	44,039
Dilutive impact of potential common shares	365	524	547	547
Weighted-average shares and potential common shares outstanding	45,207	44,686	45,237	44,586
Earnings per share – diluted	$0.50	$0.46	$0.80	$0.70
Antidilutive potential common shares excluded from calculation	2,017	1,295	2,017	1,295

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$711	$711	Other income, net
Net actuarial loss	(212)	(334)	(424)	(667)	Other income, net
Total amortization	143	21	287	44	Other income, net
Tax expense	(76)	(44)	(152)	(89)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	67	(23)	135	(45)	Net income
Cash flow hedges:
Realized gain on cash flow hedges	—	895	—	1,810	Interest expense
Tax expense	—	(242)	—	(489)	Income tax provision
Realized gain on cash flow hedges, net of tax	—	653	—	1,321	Net income
Total reclassifications, net of tax	$67	$630	$135	$1,276

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2025 and June 30, 2024 were as follows:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16,566)	$(13,350)	$(29,916)
Other comprehensive income before reclassifications	—	1,104	1,104
Amounts reclassified from accumulated other comprehensive loss	(135)	—	(135)
Net current-period other comprehensive (loss) income	(135)	1,104	969
Balance, June 30, 2025	$(16,701)	$(12,246)	$(28,947)

(in thousands)	Postretirement benefit plans	Net unrealized gain on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive income (loss) before reclassifications	—	6,903	(1,499)	5,404
Amounts reclassified from accumulated other comprehensive loss	45	(1,321)	—	(1,276)
Net current-period other comprehensive income (loss)	45	5,582	(1,499)	4,128
Balance, June 30, 2024	$(19,779)	$5,296	$(11,417)	$(25,900)

(1) Other comprehensive income before reclassifications is net of income tax expense of $2,553.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION AND DIVESTITURES

Acquisition – On August 6, 2025, we acquired certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business for cash payments totaling $25,000, half of which was paid at closing and the remainder to be paid in the first quarter of 2026. The acquisition is expected to enhance our market position and extend the scale of our B2B Payments segment. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is currently being finalized.

Divestitures – In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

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

Business exits and asset sales were as follows for the six months ended June 30, 2025 and June 30, 2024:

(in thousands)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Six months ended June 30, 2025:
Payroll and human resources services business	$—	$1,968

Six months ended June 30, 2024:
Payroll and human resources services business	$22,982	$4,738
Small business distributor customer list(1)	1,000	—
Total	$23,982	$4,738

(1) A note receivable was executed in conjunction with this sale. No cash proceeds were received.

NOTE 7: FAIR VALUE MEASUREMENTS

Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		June 30, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$11,583	$12,821	$—	$—	$12,821
Long-term debt	Current portion of long-term debt and long-term debt	1,470,648	1,485,587	—	1,485,587	—

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

				Fair value measurements using
		December 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$12,541	$13,013	$—	$—	$13,013
Long-term debt	Current portion of long-term debt and long-term debt	1,503,151	1,508,347	—	1,508,347	—

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

We are actively pursuing initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost side, we are focused on refining our organizational structure and transforming our infrastructure and operations. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. The associated restructuring and integration expense, which consisted primarily of consulting and employee severance costs, was approximately $13,000 during the six months ended June 30, 2025 and approximately $22,000 during the six months ended June 30, 2024. To date, we have incurred expense of approximately $108,000, and we anticipate that we will incur approximately $5,000 of additional North Star restructuring and integration expense in 2025.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total cost of revenue	$189	$(35)	$941	$898
Operating expenses	4,047	11,064	11,715	24,868
Restructuring and integration expense	$4,236	$11,029	$12,656	$25,766

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Employee severance benefits	$1,618	$(415)	$6,071	$1,557
External consulting and other costs	737	9,150	3,260	17,119
Internal labor	711	384	1,700	1,222
Other	1,170	1,910	1,625	5,868
Restructuring and integration expense	$4,236	$11,029	$12,656	$25,766

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect that the majority of employee reductions and the associated severance payments will be completed by early 2026.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2024	$3,755
Charges	6,379
Reversals	(308)
Payments	(4,816)
Balance, June 30, 2025	$5,010

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

NOTE 9: INCOME TAX PROVISION

Our effective income tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the period. For the six months ended June 30, 2025, our effective income tax rate of 28.4% differed from the federal statutory tax rate of 21.0% mainly due to the impact of foreign income tax expense, including the impact of the repatriation of foreign earnings, as well as corporate state income taxes, the tax impact of non-deductible executive compensation expense, and the benefit of the federal R&D tax credit.

For the six months ended June 30, 2025, our effective income tax rate decreased from 33.7% for the same period in 2024. The 2025 rate benefited from lower tax impacts for our foreign operations, non-deductible compensation, and share-based compensation. These benefits were partially offset by an increase in our effective state income tax rate. For the second quarter of 2025, our effective income tax rate was 29.2%, a decrease from 33.7% for the second quarter of 2024, with similar factors contributing to the reduction as those affecting the six-month period.

In July 2025, the One Big Beautiful Bill Act, officially titled "An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14", was signed into law. The legislation is a comprehensive tax and spending bill that primarily extends provisions of the 2017 Tax Cuts and Jobs Act that were set to expire and introduces certain tax changes for businesses. Although we are currently evaluating the specific impacts of the legislation on our financial statements, our preliminary evaluation indicates that the impact to our income tax provision and deferred tax assets and liabilities will not be material to the consolidated financial statements.

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

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$397	$435	$794	$871
Expected return on plan assets	(2,137)	(2,099)	(4,273)	(4,197)
Amortization of prior service credit	(355)	(355)	(711)	(711)
Amortization of net actuarial losses	212	334	424	667
Net periodic benefit income	$(1,883)	$(1,685)	$(3,766)	$(3,370)

NOTE 11: DEBT

Debt outstanding was comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Senior secured term loan facility	$480,167	$500,000
Senior unsecured notes	475,000	475,000
Senior secured notes	450,000	450,000
Securitization obligations	80,000	78,917
Amounts drawn on senior secured revolving credit facility	2,500	18,000
Total principal amount	1,487,667	1,521,917
Less: unamortized discount and debt issuance costs	(17,019)	(18,766)
Total debt, net of discount and debt issuance costs	1,470,648	1,503,151
Less: current portion of long-term debt, net of debt issuance costs	(37,189)	(37,130)
Long-term debt	$1,433,459	$1,466,021

Maturities of long-term debt were as follows as of June 30, 2025:

(in thousands)	Debt obligations
Remainder of 2025	$18,750
2026	37,500
2027	117,500
2028	50,000
2029	1,263,917
Total principal amount	$1,487,667

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.92% as of June 30, 2025 and 7.23% as of December 31, 2024.

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

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
June 30, 2025 through March 31, 2026	4.25 to 1.00	3.50 to 1.00
June 30, 2026 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

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

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we are unable to settle the outstanding amounts. As of June 30, 2025, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

As of June 30, 2025, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Total available
Revolving credit facility commitment	$400,000
Amounts drawn on revolving credit facility	(2,500)
Outstanding letters of credit(1)	(7,398)
Net available for borrowing as of June 30, 2025	$390,102

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

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, established a receivables financing agreement (the “Securitization Facility”). This agreement terminates in March 2027, unless extended per its terms. The maximum borrowing capacity under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under this agreement, we have sold and will continue to automatically sell certain accounts receivable to the subsidiary, which serve as collateral for borrowings under the facility and which totaled approximately $129,000 as of June 30, 2025. The initial proceeds from these borrowings were used to prepay amounts due under our former secured term loan facility. Borrowings accrue interest at a commercial paper rate for borrowings funded by a conduit lender through the issuance of notes, and for other borrowings, at the Secured Overnight Financing Rate plus an applicable margin. A commitment fee is charged on the unused portion of the facility, and interest and fees are payable monthly. Amounts outstanding under the facility had an interest rate of 5.88% as of June 30, 2025 and 6.22% as of December 31, 2024.

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

We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of June 30, 2025 or December 31, 2024.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $9,985 as of June 30, 2025 and $8,200 as of December 31, 2024, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value, and the difference between the discounted and undiscounted liability was not material as of June 30, 2025 or December 31, 2024.

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

Our segments operate primarily within the U.S., with some activities in Canada. The revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements for the periods covered by this report. No single customer contributed more than 10% of our consolidated revenue during the six months ended June 30, 2025 and June 30, 2024.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following is our segment information for the quarters and six months ended June 30, 2025 and June 30, 2024:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Merchant Services:
Revenue	$101,404	$98,527	$199,173	$195,004
Other segment items	(79,667)	(79,339)	(156,058)	(154,379)
Adjusted EBITDA	21,737	19,188	43,115	40,625
B2B Payments:
Revenue	$70,982	70,230	$141,137	139,648
Other segment items	(55,367)	(56,218)	(112,200)	(112,375)
Adjusted EBITDA	15,615	14,012	28,937	27,273
Data Solutions:
Revenue	$67,829	57,393	$145,056	117,104
Other segment items	(47,462)	(41,597)	(104,996)	(86,439)
Adjusted EBITDA	20,367	15,796	40,060	30,665
Print:
Revenue	$281,047	308,745	$572,351	612,079
Other segment items	(190,695)	(214,882)	(391,165)	(427,260)
Adjusted EBITDA	90,352	93,863	181,186	184,819
Total reportable segments:
Revenue	$521,262	$534,895	$1,057,717	$1,063,835
Other segment items	(373,191)	(392,036)	(764,419)	(780,453)
Adjusted EBITDA	148,071	142,859	293,298	283,382
All other:(1)
Revenue	$—	2,921	$16	8,935
Other segment items	—	(1,333)	(52)	(3,710)
Adjusted EBITDA	—	1,588	(36)	5,225
Total:
Revenue	$521,262	$537,816	$1,057,733	$1,072,770
Other segment items	(373,191)	(393,369)	(764,471)	(784,163)
Adjusted EBITDA	148,071	144,447	293,262	288,607

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total segment adjusted EBITDA	$148,071	$144,447	$293,262	$288,607
Corporate operations	(41,609)	(41,061)	(86,630)	(84,763)
Depreciation and amortization expense	(33,477)	(41,692)	(68,756)	(83,439)
Interest expense	(30,944)	(30,197)	(62,210)	(61,006)
Net income attributable to non-controlling interest	37	38	72	65
Restructuring and integration expense	(4,236)	(11,029)	(12,656)	(25,766)
Share-based compensation expense	(6,172)	(5,009)	(11,631)	(10,130)
Certain legal and environmental expense	—	—	(512)	(300)
Gain on sale of businesses and long-lived assets	—	15,401	—	23,982
Income before income taxes	$31,670	$30,898	$50,939	$47,250

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2025
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$173,674	$—	$173,674
Merchant services	101,404	—	—	—	—	101,404
Data-driven marketing	—	—	62,988	—	—	62,988
Treasury management solutions	—	54,484	—	—	—	54,484
Forms and other business products	—	—	—	54,178	—	54,178
Promotional solutions	—	—	—	53,195	—	53,195
Other payment solutions	—	16,498	—	—	—	16,498
Other web-based solutions	—	—	4,841	—	—	4,841
Total revenue	$101,404	$70,982	$67,829	$281,047	$—	$521,262

	Quarter Ended June 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$179,360	$—	$179,360
Merchant services	98,527	—	—	—	—	98,527
Data-driven marketing	—	—	52,495	—	—	52,495
Treasury management solutions	—	55,349	—	—	—	55,349
Forms and other business products	—	—	—	58,364	—	58,364
Promotional solutions	—	—	—	71,021	—	71,021
Other payment solutions		14,881			—	14,881
Other web-based solutions			4,898		—	4,898
Other	—	—	—	—	2,921	2,921
Total revenue	$98,527	$70,230	$57,393	$308,745	$2,921	$537,816

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Six Months Ended June 30, 2025
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$348,883	$—	$348,883
Merchant services	199,173	—	—	—	—	199,173
Data-driven marketing	—	—	134,982	—	—	134,982
Forms and other business products	—	—	—	114,708	—	114,708
Treasury management solutions	—	108,796	—	—	—	108,796
Promotional solutions	—	—	—	108,760	—	108,760
Other payment solutions	—	32,341	—	—	—	32,341
Other web-based solutions	—	—	10,074	—	—	10,074
Other	—	—	—	—	16	16
Total revenue	$199,173	$141,137	$145,056	$572,351	$16	$1,057,733

	Six Months Ended June 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$357,844	$—	$357,844
Merchant services	195,004	—	—	—	—	195,004
Data-driven marketing	—	—	106,819	—	—	106,819
Forms and other business products	—	—	—	122,156	—	122,156
Treasury management solutions	—	110,426	—	—	—	110,426
Promotional solutions	—	—	—	132,079	—	132,079
Other payment solutions	—	29,222	—	—	—	29,222
Other web-based solutions	—	—	10,285	—	—	10,285
Other	—	—	—	—	8,935	8,935
Total revenue	$195,004	$139,648	$117,104	$612,079	$8,935	$1,072,770

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

Our Strategy

A detailed discussion of our strategy can be found in Part I, Item 1 of the 2024 Form 10-K. With the completion of our infrastructure modernization and the divestiture of non-strategic businesses, our current focus is on growth investments aimed at driving scale and accelerating profit growth at a rate that exceeds revenue growth. Our operations continue to benefit from our disciplined pricing actions and comprehensive cost management practices. In 2023, we launched our North Star program with the objective of enhancing shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio.

The positive impact of the North Star initiatives is evident in the increases in adjusted EBITDA and adjusted EBITDA margin for the second quarter and first half of 2025, compared to the same periods in 2024. A significant contributor to this improvement was the reduction in selling, general and administrative (SG&A) expenses, which decreased by 8.3% in the second quarter of 2025 and by 6.0% in the first half of 2025, compared to the same periods in 2024. Additionally, free cash flow increased $35 million in the first half of 2025, and we reduced net debt by $24 million from the previous year end. These achievements underscore our commitment to enhancing financial performance and shareholder value through strategic initiatives and disciplined operational practices.

Additionally, on August 6, 2025, we acquired certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business for cash payments totaling $25,000, half of which was paid at closing and the remainder to be paid in the first quarter of 2026. The acquisition is expected to enhance our market position and extend the scale of our B2B Payments segment.

2025 Financial Results

Highlights of our financial results for the first half of 2025 compared to the first half of 2024 include:

•Consolidated revenue – Decreased by $15 million to $1.06 billion, including a decrease of $9 million resulting from business exits. The remaining decrease was primarily driven by soft demand for certain of our promotional products, as well as the continuing secular decline in order volumes for checks, business forms, and various business accessories. These impacts were partially offset by growth in our data-driven marketing and merchant services business.

•Net income – Increased by $5 million to $36 million, reflecting the impact of our pricing and cost management actions. Additionally, there was a reduction in amortization expense, stemming from accelerated amortization related to business exits and a trade name intangible asset in 2024, as well as lower acquisition-related amortization in 2025. Also, restructuring and integration expense decreased, and our data-driven marketing business grew year-over-year. These positive factors were partially offset by the soft demand for certain promotional products and the continuing secular declines within the Print segment, inflationary pressures affecting materials and delivery, as well as the loss of earnings from exited businesses. Additionally, we recognized a $24 million gain from the sale of businesses and long-lived assets in the first half of 2024, which did not recur in 2025.

•Adjusted EBITDA – Increased $3 million to $207 million, despite the impact of business exits, which drove a $5 million decrease year-over-year. The increase was primarily driven by the benefits of our pricing and cost management actions, as well as growth in data-driven marketing. These positive impacts were partially offset by soft demand for certain promotional products and the continuing secular declines within the Print segment, as well as inflationary pressures on our cost structure.

Adjusted EBITDA margin increased to 19.5% for the first half of 2025, compared to 19.0% for the first half of 2024, despite the impact of business exits, which drove a 0.3 point year-over-year decrease. The increase in adjusted EBITDA margin was primarily driven by our pricing and cost management actions and the favorable impact of growth in the data-driven marketing business. These factors were partially offset by the impact of inflationary pressures. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $35 million to $101 million, reflecting several positive factors. Key contributors included the positive impacts of our pricing and cost management actions, a reduction in performance-based employee cash bonuses, and a reduction in restructuring and integration spend. Additionally, growth in data-driven marketing and positive working capital changes, particularly in prepaid expenses and other current assets, also contributed to the increase in net cash from operating activities. Also, interest payments decreased, as the timing of these payments changed in 2025 due to the refinancing of our debt in December 2024, which altered the schedule and structure of our financial obligations. These positive impacts were partially offset by softer demand for certain promotional products and the continuing secular declines within the Print segment, higher income tax payments related to the timing of federal tax payments, inflationary pressures on our cost structure, and the impact of business exits.

•Free cash flow – Increased by $35 million to $52 million, driven by the same factors impacting net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets. A reconciliation of free cash flow to its comparable GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor the interest rate environment and its effect on our outstanding debt. As of June 30, 2025, 62% of our debt carried a weighted-average fixed interest rate of 8.1%, providing us with some protection against potential future interest rate increases.

In addition to interest rate considerations, we closely monitor the impact of inflation on our cost structure, including labor, delivery, and material costs. In response to inflationary pressures, we have implemented targeted price increases, particularly within our Print and Merchant Services segments. Additionally, ongoing global unrest and uncertainties related to trade policies, treaties, and tariffs could disrupt the global supply chain and lead to increased costs. To mitigate these risks, we actively monitor our supply chain to prevent delays or disruptions and to effectively leverage our purchasing power. The severity and duration of inflation remains difficult to predict and could continue to impact our business, financial position, and results of operations.

We also monitor trends in small business sentiment and consumer discretionary spending. We analyze various data sources, including information from credit card brands, the Federal Reserve, other economic forecast providers, and our proprietary data. These trends significantly influence multiple areas of our portfolio, particularly our Merchant Services and Print segments. Recent data suggests some erosion in consumer confidence, raising concerns about the broader economic landscape. During the first half of 2025, we observed a continuation of the softer demand we experienced toward the end of last year, especially in more discretionary categories such as our promotional merchandise. We also monitor various factors that could affect our customers' purchasing power, such as potential global trade disruptions and geopolitical events. These factors could lead to a downturn in the global economy, which may negatively impact our financial performance.

Liquidity

As of June 30, 2025, we held cash and cash equivalents of $26 million, along with an additional $390 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90 and $100 million for the full year, compared to $94 million in 2024, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

We believe that net cash generated by operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. Information regarding our longer term capital requirements can be found in the Cash Flows and Liquidity and Capital Resources sections. As of June 30, 2025, we were in compliance with our debt covenants.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$521,262	$537,816	(3.1%)	$1,057,733	$1,072,770	(1.4%)

In the second quarter and first half of 2025, total revenue declined compared to the same periods in 2024, partly due to business exits, which resulted in a $3 million reduction for the second quarter and a $9 million reduction for the first half of the year. Additionally, there was also a noticeable softness in demand for some of our promotional products, and the ongoing secular decline in order volumes for checks, business forms, and various business accessories further contributed to the revenue decline.

These decreases in revenue were partially offset by strategic price increases implemented in response to inflation, particularly within our Print and Merchant Services segments. Additionally, there was strong demand for our data-driven marketing services, especially among financial institutions, which contributed a $10 million increase in revenue for the second quarter and $28 million for the first half of the year.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Merchant Services	19.5%	18.3%	18.9%	18.2%
B2B Payments	13.6%	13.1%	13.3%	13.0%
Data Solutions	13.0%	10.7%	13.7%	10.9%
Print	53.9%	57.4%	54.1%	57.1%
All other	—	0.5%	—	0.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total cost of revenue	$241,998	$249,026	(2.8%)	$497,422	$500,443	(0.6%)
Total cost of revenue as a percentage of total revenue	46.4%	46.3%	0.1 pts.	47.0%	46.6%	0.4 pts.

Cost of revenue primarily consists of raw materials for product manufacturing, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of assets used in production and in support of digital service offerings, residuals paid to independent sales organizations (ISOs), and related overhead.

In the second quarter and first half of 2025, total cost of revenue decreased compared to the same periods in 2024. This reduction was driven by a decline in revenue volume, attributed to soft demand for certain promotional products and the ongoing secular decline in checks, business forms, and various business accessories within our Print segment. Additionally, our cost management initiatives contributed to the decrease, and the impact of business exits reduced costs by approximately $2 million in the second quarter and $9 million in the first half of the year, including the impact of accelerated amortization expense in 2024. These reductions in total cost of revenue were partially offset by an increase in costs related to the revenue growth in data-driven marketing, as well as inflationary pressures affecting materials and delivery costs.

Despite the decreases, total cost of revenue as a percentage of total revenue increased for the second quarter and first half of 2025 compared to the same periods in 2024. This was due to the inflationary impacts and a shift in revenue towards our lower-margin growth businesses, which outweighed the benefits of our pricing and cost management actions and the accelerated amortization expense in the previous year.

Selling, General and Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
SG&A expense	$214,426	$233,818	(8.3%)	$439,737	$467,911	(6.0%)
SG&A expense as a percentage of total revenue	41.1%	43.5%	(2.4) pts.	41.6%	43.6%	(2.0) pts.

In the second quarter and first half of 2025, SG&A expense decreased compared to the same periods in 2024. This decrease was largely driven by various cost management actions, including workforce adjustments across functional areas and the optimization of our marketing and sourcing strategies. Additionally, there was a reduction in amortization expense, stemming from accelerated amortization in 2024 related to a trade name intangible asset, as well as lower acquisition-related amortization expense in 2025. Bad debt expense decreased $4 million in the second quarter and $6 million in the first half of the year, primarily within our Print segment, and external commissions declined due to reduced Print revenue volumes. These reductions in SG&A expense were partially offset by an increase in medical costs within our Corporate operations, which is attributed to higher-cost claims that are expected to occur periodically as part of our self-insurance program.

SG&A expense as a percentage of total revenue decreased for the second quarter and first half of 2025 compared to the same periods in 2024. The combined effects of price increases, effective cost management actions, and the reductions in amortization and bad debt expense more than compensated for the rise in medical costs.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Restructuring and integration expense	$4,047	$11,064	(63.4%)	$11,715	$24,868	(52.9%)

We are actively pursuing initiatives aimed at aligning our business with our growth strategy and enhancing operational efficiency. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Gain on sale of businesses and long-lived assets	$—	$15,401	(100.0%)	$—	$23,982	(100.0%)

In 2024, the income recognized was primarily associated with our strategic exit from the payroll and human resources services business, a process that we substantially completed during 2024. Further information can be found under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$30,944	$30,197	2.5%	$62,210	$61,006	2.0%
Weighted-average debt outstanding	1,525,863	1,592,048	(4.2%)	1,539,677	1,596,758	(3.6%)
Weighted-average interest rate	7.6%	7.1%	0.5 pts.	7.6%	7.1%	0.5 pts.

In the second quarter and first half of 2025, interest expense increased compared to the same periods in 2024. This increase was primarily due to the impact of higher interest rates, which outweighed the benefit of a reduction in our average debt outstanding. Based on the amount of variable-rate debt outstanding as of June 30, 2025, a one percentage point change in the weighted-average interest rate would result in a $3 million impact on interest expense for the remainder of 2025.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income tax provision	$9,248	$10,401	(11.1%)	$14,470	$15,923	(9.1%)
Effective income tax rate	29.2%	33.7%	(4.5) pts.	28.4%	33.7%	(5.3) pts.

In the second quarter and first half of 2025, our effective income tax rate decreased compared to the same periods in 2024. The 2025 rate benefited from lower tax impacts for our foreign operations, non-deductible compensation, and share-based compensation. These benefits were partially offset by an increase in our effective state income tax rate. Further information regarding our income tax provision can be found under the caption "Note 9: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	Change	2025	2024	Change
Net income	$22,422	$20,497	9.4%	$36,469	$31,327	16.4%
Diluted EPS	0.50	0.46	8.7%	0.80	0.70	14.3%
Adjusted diluted EPS	0.88	0.86	2.3%	1.62	1.62	—

In the second quarter and first half of 2025, net income and diluted EPS increased compared to the same periods in 2024, reflecting the factors noted above. Adjusted diluted EPS in the second quarter of 2025 increased $0.02 per share year-over-year, primarily due to the benefits of our pricing and cost management actions, growth in our data-driven marketing business, and a reduction in bad debt expense. These positive impacts were partially offset by the soft demand for certain promotional products and the ongoing secular declines within the Print segment, inflationary pressures on our cost structure, and increased medical costs.

For the first half of 2025, adjusted diluted EPS was unchanged as compared to the first half of 2024. The impact of business exits drove a $0.05 per share decrease year-over-year. Excluding this impact, adjusted diluted EPS would have shown an increase, driven by the same factors that impacted the second quarter year-over-year comparison. A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$101,374	$66,222
Purchases of capital assets	(49,260)	(48,626)
Free cash flow	$52,114	$17,596

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

Total debt reconciles to net debt as follows:

(in thousands)	June 30, 2025	December 31, 2024
Total debt	$1,470,648	$1,503,151
Cash and cash equivalents	(26,000)	(34,399)
Net debt	$1,444,648	$1,468,752

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$22,422	$20,497	$36,469	$31,327
Net income attributable to non-controlling interest	(37)	(38)	(72)	(65)
Depreciation and amortization expense	33,477	41,692	68,756	83,439
Interest expense	30,944	30,197	62,210	61,006
Income tax provision	9,248	10,401	14,470	15,923
Restructuring and integration expense	4,236	11,029	12,656	25,766
Share-based compensation expense	6,172	5,009	11,631	10,130
Certain legal and environmental expense	—	—	512	300
Gain on sale of businesses and long-lived assets	—	(15,401)	—	(23,982)
Adjusted EBITDA	$106,462	$103,386	$206,632	$203,844
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	20.4%	19.2%	19.5%	19.0%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$22,422	$20,497	$36,469	$31,327
Net income attributable to non-controlling interest	(37)	(38)	(72)	(65)
Net income attributable to Deluxe	22,385	20,459	36,397	31,262
Acquisition amortization	11,415	13,960	23,214	28,776
Accelerated amortization	—	6,820	—	9,889
Restructuring and integration expense	4,236	11,029	12,656	25,766
Share-based compensation expense	6,172	5,009	11,631	10,130
Certain legal and environmental expense	—	—	512	300
Gain on sale of businesses and long-lived assets	—	(15,401)	—	(23,982)
Adjustments, pretax	21,823	21,417	48,013	50,879
Income tax provision impact of pretax adjustments(1)	(4,628)	(3,427)	(10,909)	(9,844)
Adjustments, net of tax	17,195	17,990	37,104	41,035
Adjusted net income attributable to Deluxe	39,580	38,449	73,501	72,297
Re-measurement of share-based awards classified as liabilities	—	—	(69)	(40)
Adjusted income attributable to Deluxe available to common shareholders	$39,580	$38,449	$73,432	$72,257

Adjusted weighted average shares and potential common shares outstanding(2)	45,207	44,686	45,242	44,602

GAAP diluted EPS	$0.50	$0.46	$0.80	$0.70
Adjustments, net of tax	0.38	0.40	0.82	0.92
Adjusted diluted EPS	$0.88	$0.86	$1.62	$1.62

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

(2) The total of weighted-average shares and potential common shares outstanding used in the calculation of adjusted diluted EPS may differ from the GAAP calculation due to differences in the amount of dilutive securities in each calculation.

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

We are currently pursuing initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost reduction front, we focused on refining our organizational structure and transforming our infrastructure and operations. We have successfully completed the material elements of our organizational redesign, which included consolidating similar roles, reducing hierarchical layers, and expanding spans of control. We are also leveraging technology and process automation to digitize and streamline our operations. Additionally, we are scaling our operations by consolidating back-office functions and tapping into the global labor market. On the revenue growth side, our priorities include developing an integrated software channel in Merchant Services, expanding our Data Solutions business to cater to more industry verticals, and enhancing our marketing and sales capabilities. The positive impact of the North Star initiatives is evident in our results of operations. For example, SG&A expense decreased 6.0% for the first half of 2025 compared to the first half of 2024, and free cash flow increased $35 million for the same period. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

All investments under the North Star program are required to meet our internal hurdle rate and provide a higher return compared to other uses of capital, such as debt repayment. The North Star program aims to achieve a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through June 30, 2025, we incurred related restructuring and integration expense of approximately $108 million, and we expect to incur approximately $5 million in additional North Star restructuring and integration expense in 2025. These charges include professional services fees, employee severance, and other restructuring-related costs.

The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2025, along with the related severance payments, are expected to be completed by early 2026. As a result of these employee reductions, we expect to realize annual cost savings of approximately $5 million in cost of sales and $14 million in SG&A expense in 2025, in comparison to our 2024 results of operations. Note that these savings do not reflect all of our cost saving actions and they may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

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

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$101,404	$98,527	2.9%	$199,173	$195,004	2.1%
Adjusted EBITDA	21,737	19,188	13.3%	43,115	40,625	6.1%
Adjusted EBITDA margin	21.4%	19.5%	1.9 pts.	21.6%	20.8%	0.8 pts.

Total revenue for the second quarter and first half of 2025 increased compared to the same periods in 2024, due to the positive impact of modest pricing actions implemented in response to inflation. Additionally, there was volume growth for government clients, as well as higher volumes in the banking channel. These gains were partially offset by pressure on processing volumes.

Adjusted EBITDA and adjusted EBITDA margin for the second quarter and first half of 2025 increased compared to the same periods in 2024, as the price increases more than offset the impact of normal channel mix dynamics. While our portfolio remains well-positioned, encompassing a diversified range of both traditional discretionary and less discretionary spending categories, we continue to monitor consumer spending trends, as these trends may impact our volumes going forward.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$70,982	$70,230	1.1%	$141,137	$139,648	1.1%
Adjusted EBITDA	15,615	14,012	11.4%	28,937	27,273	6.1%
Adjusted EBITDA margin	22.0%	20.0%	2.0 pts.	20.5%	19.5%	1.0

Total revenue for the second quarter and first half of 2025 increased compared to the same periods in 2024, primarily driven by the onboarding of new clients and a modest price increase to counteract inflation. These increases in revenue were partially offset by declining trends in lockbox processing volumes.

Adjusted EBITDA and adjusted EBITDA margin for the second quarter and first half of 2025 increased compared to the same periods in 2024, reflecting our pricing actions and ongoing cost management efforts.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$67,829	$57,393	18.2%	$145,056	$117,104	23.9%
Adjusted EBITDA	20,367	15,796	28.9%	40,060	30,665	30.6%
Adjusted EBITDA margin	30.0%	27.5%	2.5 pts.	27.6%	26.2%	1.4 pts.

Total revenue for the second quarter and first half of 2025 increased compared to the same periods in 2024, driven by strong demand for customer acquisition marketing activities, particularly from our financial institution partners. Additionally, we added new clients in various other verticals, contributing to the revenue growth. It is important to note that the timing of campaigns within this business can lead to quarter-to-quarter volatility, making specific quarterly growth rates more challenging to predict.

Adjusted EBITDA for the second quarter and first half of 2025 increased compared to the same periods in 2024, primarily driven by the increase in data-driven marketing volume and continued realization of operating expense efficiencies, which included favorability from vendor rebates. Adjusted EBITDA margin increased for the second quarter and first half of 2025 compared to the same periods in 2024, primarily due to a favorable mix of clients and campaigns compared to 2024, as well as operating expense efficiencies.

Print

Results for our Print segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$281,047	$308,745	(9.0%)	$572,351	$612,079	(6.5%)
Adjusted EBITDA	90,352	93,863	(3.7%)	181,186	184,819	(2.0%)
Adjusted EBITDA margin	32.1%	30.4%	1.7 pts.	31.7%	30.2%	1.5 pts.

Total revenue for the second quarter and first half of 2025 decreased compared to the same periods in 2024, mainly due to a decline in revenue from promotional products, reflecting softer demand. Additionally, the ongoing secular decline in order volumes for checks, business forms, and various business accessories contributed to the decrease. These revenue declines were partially offset by pricing actions implemented in response to inflation.

Adjusted EBITDA for the second quarter and first half of 2025 decreased compared to the same periods in 2024, driven by the decline in revenue and inflationary pressures on materials and delivery costs. Our cost management actions partially offset these challenges, as we continued to emphasize operating expense discipline and overall efficiency within this segment. Additionally, bad debt expense declined year-over-year.

Adjusted EBITDA margin for the second quarter and first half of 2025 increased compared to the same periods in 2024, as the benefits from our pricing and cost management actions, a shift toward check revenues, and the lower bad debt expense contributed positively. These factors more than offset the inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of June 30, 2025, we held cash and cash equivalents of $26 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $15 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$101,374	$66,222	$35,152
Net cash used by investing activities	(44,275)	(43,938)	(337)
Net cash used by financing activities	(326,257)	(398,609)	72,352
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,484	(3,704)	5,188
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(267,674)	$(380,029)	$112,355
Free cash flow(1)	$52,114	$17,596	$34,518
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $35 million for the first half of 2025 compared to the first half of 2024, reflecting several positive factors. Key contributors included the positive impacts of our pricing and cost management actions, a $15 million reduction in performance-based employee cash bonuses, and a reduction in restructuring and integration spend. Additionally, growth in data-driven marketing and positive working capital changes, particularly in prepaid expenses and other current assets, also contributed to the increase in net cash from operating activities. Also, interest payments decreased $8 million, as the timing of these payments changed in 2025 due to the refinancing of our debt in December 2024, which altered the schedule and structure of our financial obligations. These positive impacts were partially offset by softer demand for certain promotional products and the continuing secular declines within the Print segment, a $9 million increase in income tax payments related to the timing of federal tax payments, inflationary pressures on our cost structure, and the impact of business exits.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Interest payments	$54,928	$62,877	$(7,949)
Income tax payments	28,818	19,827	8,991
Performance-based employee cash bonuses(1)	24,445	39,045	(14,600)
Prepaid product discount payments	16,021	14,497	1,524
Severance payments	4,816	7,446	(2,630)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first half of 2025 was virtually the same as in the first half of 2024. Net cash used by financing activities for the same periods decreased by $72 million, driven by changes in settlement processing obligations during each period, including the impact of our exit from the payroll and human resources services business during 2024. Additionally, lower net payments on long-term debt in 2025 contributed to the decrease.

Significant investing and financing cash transactions for each period were as follows:

	Six Months Ended June 30,
(in thousands)	2025	2024	Change
Net change in settlement processing obligations	$(258,372)	$(328,376)	$70,004
Purchases of capital assets	(49,260)	(48,626)	(634)
Net change in debt	(34,251)	(37,369)	3,118
Cash dividends paid to shareholders	(28,068)	(27,469)	(599)

When evaluating our cash needs, we must consider our debt service requirements, lease obligations, other contractual commitments, and contingent liabilities. Detailed Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 11: Debt” and "Note 12: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 14: Leases" in the Notes to Consolidated Financial Statements appearing in the 2024 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2024 Form 10-K, under the section entitled Cash Flows and Liquidity. In the first quarter of 2025, we amended and extended an agreement for information technology services. This modification increased our contractual commitments by approximately $25 million, with the majority of the payments scheduled to be made during the years ending December 31, 2028 and 2029.

As of June 30, 2025, we held cash and cash equivalents of $26 million, with an additional $390 million available for borrowing under our revolving credit facility. We believe that net cash generated from our operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

CAPITAL RESOURCES

As of June 30, 2025, the principal amount of our debt obligations was $1.49 billion, compared to $1.52 billion as of December 31, 2024. Our capital structure for each period was as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$925,000	8.1%	$925,000	8.1%	$—
Floating interest rate	562,667	6.8%	596,917	7.2%	(34,250)
Debt principal	1,487,667	7.6%	1,521,917	7.7%	(34,250)
Shareholders’ equity	638,668		620,918		17,750
Total capital	$2,126,335		$2,142,835		$(16,500)

As of June 30, 2025, total commitments under our revolving credit facility were $400 million, with $390 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of June 30, 2025, $287 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2024 Form 10-K. During the first six months of 2025, there were no modifications in the assessment or determination of these estimates.

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

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of June 30, 2025, we also had $450 million of 8.125% senior secured notes and $475 million of 8.0% senior unsecured notes outstanding. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.6% and 8.3%, respectively.

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

As of June 30, 2025, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$475,920	$480,167	6.9%
Senior unsecured notes	469,979	458,043	8.0%
Senior secured notes	442,249	464,877	8.1%
Securitization obligations	80,000	80,000	5.9%
Amounts drawn on revolving credit facility	2,500	2,500	6.9%
Total debt	$1,470,648	$1,485,587	7.6%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $17 million.

(2) For the amounts outstanding under our credit facility agreements, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

As of June 30, 2025, based on the amount of variable-rate debt outstanding, a one percentage point change in the weighted-average interest rate would result in a $3 million change in interest expense for the remainder of 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the second quarter of 2025 and $287 million remained available for repurchase as of June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

DELUXE CORPORATION (Registrant)

Date: August 7, 2025	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2025	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2025	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)