Form 10-Q
period 2025-09-30
DELUXE CORP
filed 2025-11-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 31, 2025 was 45,007,664.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share par value)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,803	$34,399
Trade accounts receivable, net of allowance for credit losses	189,933	174,076
Inventories and supplies, net of reserve	33,910	36,393
Settlement processing assets	34,938	271,876
Prepaid expenses	37,320	32,751
Revenue in excess of billings	35,189	26,741
Other current assets	42,100	35,403
Total current assets	399,193	611,639
Deferred income taxes	4,248	6,969
Long-term investments	55,713	61,025
Property, plant and equipment, net of accumulated depreciation of $371,460 and $354,832, respectively	103,131	111,587
Operating lease assets	43,004	49,382
Intangibles, net of accumulated amortization of $697,431 and $616,817, respectively	333,021	331,053
Goodwill	1,422,778	1,422,737
Other non-current assets	226,310	236,644
Total assets	$2,587,398	$2,831,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155,241	$164,878
Settlement processing obligations	36,262	273,915
Accrued liabilities	173,726	149,593
Current portion of long-term debt	37,215	37,130
Total current liabilities	402,444	625,516
Long-term debt	1,412,570	1,466,021
Operating lease liabilities	40,233	48,982
Deferred income taxes	15,355	2,104
Other non-current liabilities	52,650	67,495
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500,000 shares; outstanding: September 30, 2025 – 44,965; December 31, 2024 – 44,315)	44,965	44,315
Additional paid-in capital	130,555	117,122
Retained earnings	517,828	489,231
Accumulated other comprehensive loss	(29,477)	(29,916)
Non-controlling interest	275	166
Total shareholders’ equity	664,146	620,918
Total liabilities and shareholders’ equity	$2,587,398	$2,831,036

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Product revenue	$280,797	$298,693	$850,470	$908,230
Service revenue	259,450	229,751	747,510	692,985
Total revenue	540,247	528,444	1,597,980	1,601,215
Cost of products	(103,577)	(109,090)	(317,954)	(338,595)
Cost of services	(145,561)	(137,487)	(428,606)	(408,425)
Total cost of revenue	(249,138)	(246,577)	(746,560)	(747,020)
Gross profit	291,109	281,867	851,420	854,195
Selling, general and administrative expense	(212,364)	(227,764)	(652,102)	(695,677)
Restructuring and integration expense	(2,910)	(11,031)	(14,625)	(35,899)
Asset impairment charge	—	(6,700)	—	(6,700)
Gain on sale of businesses and long-lived assets	—	5,208	—	29,190
Operating income	75,835	41,580	184,693	145,109
Interest expense	(30,529)	(29,905)	(92,739)	(90,910)
Other income, net	1,905	1,834	6,196	6,560
Income before income taxes	47,211	13,509	98,150	60,759
Income tax provision	(13,445)	(4,540)	(27,915)	(20,463)
Net income	33,766	8,969	70,235	40,296
Net income attributable to non-controlling interest	(37)	(38)	(109)	(103)
Net income attributable to Deluxe	$33,729	$8,931	$70,126	$40,193
Total comprehensive income	$33,236	$1,017	$70,674	$36,472
Comprehensive income attributable to Deluxe	33,199	979	70,565	36,369
Basic earnings per share	0.75	0.20	1.57	0.91
Diluted earnings per share	0.74	0.20	1.54	0.90

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2025	44,885	$44,885	$124,364	$498,128	$(28,947)	$238	$638,668
Net income	—	—	—	33,729	—	37	33,766
Cash dividends ($0.30 per share)	—	—	—	(14,029)	—	—	(14,029)
Common shares issued, net of tax withholding	80	80	266	—	—	—	346
Employee share-based compensation	—	—	5,925	—	—	—	5,925
Other comprehensive loss	—	—	—	—	(530)	—	(530)
Balance, September 30, 2025	44,965	$44,965	$130,555	$517,828	$(29,477)	$275	$664,146

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2024	44,210	$44,210	$106,466	$495,113	$(25,900)	$587	$620,476
Net income	—	—	—	8,931	—	38	8,969
Cash dividends ($0.30 per share)	—	—	—	(13,584)	—	—	(13,584)
Common shares issued, net of tax withholding	62	62	366	—	—	—	428
Employee share-based compensation	—	—	4,847	—	—	—	4,847
Other comprehensive loss	—	—	—	—	(7,952)	—	(7,952)
Dividend paid to non-controlling interest	—	—	—	—	—	(499)	(499)
Balance, September 30, 2024	44,272	$44,272	$111,679	$490,460	$(33,852)	$126	$612,685

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44,315	$44,315	$117,122	$489,231	$(29,916)	$166	$620,918
Net income	—	—	—	70,126	—	109	70,235
Cash dividends ($0.90 per share)	—	—	—	(41,529)	—	—	(41,529)
Common shares issued, net of tax withholding	650	650	(4,209)	—	—	—	(3,559)
Employee share-based compensation	—	—	17,642	—	—	—	17,642
Other comprehensive income	—	—	—	—	439	—	439
Balance, September 30, 2025	44,965	$44,965	$130,555	$517,828	$(29,477)	$275	$664,146

(in thousands)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2023	43,743	$43,743	$99,141	$491,238	$(30,028)	$522	$604,616
Net income	—	—	—	40,193	—	103	40,296
Cash dividends ($0.90 per share)	—	—	—	(40,971)	—	—	(40,971)
Common shares issued, net of tax withholding	529	529	(2,480)	—	—	—	(1,951)
Employee share-based compensation	—	—	15,018	—	—	—	15,018
Other comprehensive loss	—	—	—	—	(3,824)	—	(3,824)
Dividend paid to non-controlling interest	—	—	—	—	—	(499)	(499)
Balance, September 30, 2024	44,272	$44,272	$111,679	$490,460	$(33,852)	$126	$612,685

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$70,235	$40,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,792	16,026
Amortization of intangibles	84,216	111,690
Asset impairment charge	—	6,700
Amortization of prepaid product discounts	24,490	24,844
Employee share-based compensation expense	17,591	14,972
Operating lease expense	10,936	14,011
Amortization of cloud computing arrangement implementation costs	11,846	12,362
Gain on sale of businesses and long-lived assets	—	(29,190)
Deferred income taxes	16,127	(17,808)
Other non-cash items, net	16,478	31,146
Changes in assets and liabilities:
Trade accounts receivable	(20,726)	6,593
Inventories and supplies	2,556	(877)
Other current and non-current assets	(19,511)	(34,056)
Accounts payable	(8,674)	8,721
Prepaid product discount payments	(22,933)	(22,945)
Other accrued and non-current liabilities	(30,902)	(48,363)
Net cash provided by operating activities	168,521	134,122
Cash flows from investing activities:
Payment for acquisition	(12,100)	—
Purchases of capital assets	(72,556)	(69,777)
Proceeds from sale of businesses and long-lived assets	1,968	18,321
Other	6,667	133
Net cash used by investing activities	(76,021)	(51,323)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans, net of debt issuance costs	312,793	630,784
Payments on long-term debt and swingline loans	(368,919)	(695,295)
Net change in settlement processing obligations	(235,940)	(338,955)
Cash dividends paid to shareholders	(41,634)	(40,826)
Other	(5,558)	(7,789)
Net cash used by financing activities	(339,258)	(452,081)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,230	(3,156)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(245,528)	(372,438)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	309,153	458,033
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$63,625	$85,595

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2025, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2025 and 2024, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the nine months ended September 30, 2024 has been modified to conform to the current year presentation. Within net cash provided by operating activities, the immaterial payments for cloud computing arrangement implementation costs are no longer presented separately. Instead, they are included in other current and non-current assets.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

ASU 2023-09 – In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures. This standard modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and requires the disclosure of income tax payments by jurisdiction, among other changes. The guidance is effective for our annual consolidated financial statements for the year ending December 31, 2025. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

ASU 2024-03 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements. This standard is effective for our annual consolidated financial statements for the year ending December 31, 2027. Both prospective and retrospective application of the standard is permitted upon adoption. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our consolidated financial statements.

ASU 2025-05 – In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. We plan to adopt this standard on January 1, 2026, and it will be applied prospectively. We do not expect that adoption of this standard will have a material impact on our consolidated financial statements.

ASU 2025-06 – In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard revises the existing guidance that refers to the various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, companies will begin capitalizing eligible costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for us on January 1, 2028 and allows companies to choose from three transition methods. We are currently assessing how adoption of this standard will affect our consolidated financial statements.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Trade accounts receivable – gross(1)	$199,497	$183,196
Allowance for credit losses	(9,564)	(9,120)
Trade accounts receivable – net	$189,933	$174,076

(1) Includes unbilled receivables of $62,011 as of September 30, 2025 and $47,341 as of December 31, 2024.

Changes in the allowance for credit losses for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Balance, beginning of year	$9,120	$6,541
Bad debt expense	4,980	12,040
Write-offs and other	(4,536)	(7,375)
Balance, end of period	$9,564	$11,206

Inventories and supplies – Inventories and supplies were comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Finished and semi-finished goods	$27,649	$31,146
Raw materials and supplies	17,767	16,787
Reserve for excess and obsolete items	(11,506)	(11,540)
Inventories and supplies, net of reserve	$33,910	$36,393

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Conditional right to receive consideration	$21,239	$16,943
Unconditional right to receive consideration(1)	13,950	9,798
Revenue in excess of billings	$35,189	$26,741

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Intangibles – Intangibles were comprised of the following:

	September 30, 2025			December 31, 2024
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$549,266	$(389,246)	$160,020	$488,840	$(339,683)	$149,157
Customer lists/relationships	319,586	(244,551)	75,035	311,578	(223,272)	88,306
Partner relationships	76,300	(22,621)	53,679	76,252	(19,632)	56,620
Technology-based intangibles	65,000	(35,208)	29,792	65,000	(29,115)	35,885
Other	20,300	(5,805)	14,495	6,200	(5,115)	1,085
Intangibles	$1,030,452	$(697,431)	$333,021	$947,870	$(616,817)	$331,053

Amortization of intangibles was $26,641 for the quarter ended September 30, 2025, $38,626 for the quarter ended September 30, 2024, $84,216 for the nine months ended September 30, 2025, and $111,690 for the nine months ended September 30, 2024. During the quarter ended June 30, 2024, we modified the useful life of a trade name asset that we retired in the fourth quarter of 2024. This change resulted in incremental amortization expense of $6,674 during the quarter ended September 30, 2024 and $13,349 during the nine months ended September 30, 2024.

Based on the intangibles in service as of September 30, 2025, estimated future amortization expense is as follows:

(in thousands)	Estimated amortization expense
Remainder of 2025	$27,027
2026	81,861
2027	53,680
2028	32,329
2029	19,021

In the normal course of business, we acquire and develop internal-use software. During the nine months ended September 30, 2025, we acquired or developed internal-use software of $59,450 with a weighted-average useful life of 3 years. During the quarter ended September 30, 2025, we also acquired certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business. Further information regarding the assets acquired can be found in Note 6. We also, at times, purchase small business distributor customer lists and partner relationship assets, though such purchases were not material during the nine months ended September 30, 2025.

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the nine months ended September 30, 2025:

(in thousands)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Balance, December 31, 2024	$727,688	$160,431	$40,804	$493,814	$1,422,737
Currency translation adjustment	—	—	—	41	41
Balance, September 30, 2025	$727,688	$160,431	$40,804	$493,855	$1,422,778

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145,584 and $193,699, respectively, for each period.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Other non-current assets – Other non-current assets were comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Postretirement benefit plan asset	$113,174	$107,524
Prepaid product discounts(1)	32,750	32,847
Cloud computing arrangement implementation costs	32,290	42,470
Deferred contract acquisition costs(2)	17,775	18,780
Loans and notes receivable from distributors, net of allowance for credit losses(3)	9,408	10,789
Other	20,913	24,234
Other non-current assets	$226,310	$236,644

(1) Amortization of prepaid product discounts was $24,490 for the nine months ended September 30, 2025 and $24,844 for the nine months ended September 30, 2024.
(2) Amortization of deferred contract acquisition costs was $8,832 for the nine months ended September 30, 2025 and $9,445 for the nine months ended September 30, 2024.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1,640 as of September 30, 2025 and $1,753 as of December 31, 2024. The allowance for credit losses was not material in either period.

We categorize loans and notes receivable into risk categories based on information about the ability of borrowers to service their debt, including current financial information, historical payment experience, current economic trends, and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade. Past due receivables and those on non-accrual status were not material as of September 30, 2025 or December 31, 2024.

The following table presents loans and notes receivable from distributors, including the current portion, by credit quality indicator and by year of origination, as of September 30, 2025. There were no write-offs or recoveries recorded during the nine months ended September 30, 2025.

	Loans and notes receivable from distributors amortized cost basis by origination year
(in thousands)	2024	2023	2020	Prior	Total
Risk rating:
1-2 internal grade	$842	$282	$757	$9,899	$11,780
3-4 internal grade	—	—	—	—	—
Loans and notes receivable	$842	$282	$757	$9,899	$11,780

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Accrued liabilities – Accrued liabilities were comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Employee cash bonuses, including sales incentives	$34,953	$33,422
Deferred revenue(1)	27,419	31,605
Interest	14,420	9,493
Customer rebates	13,997	10,100
Consideration payable for asset purchases	13,058	618
Operating lease liabilities	12,006	12,406
Wages and payroll liabilities, including vacation	7,796	10,321
Prepaid product discounts	3,973	2,583
Restructuring and integration (Note 8)	3,889	3,755
Other	42,215	35,290
Accrued liabilities	$173,726	$149,593

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $25,828 for the nine months ended September 30, 2025 and $30,707 for the nine months ended September 30, 2024.

Supplemental cash flow information – The reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated statements of cash flows was as follows:

(in thousands)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$25,803	$41,307
Restricted cash and restricted cash equivalents included in settlement processing assets	34,938	41,258
Non-current restricted cash included in other non-current assets	2,884	3,030
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$63,625	$85,595

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Earnings per share – basic:
Net income	$33,766	$8,969	$70,235	$40,296
Net income attributable to non-controlling interest	(37)	(38)	(109)	(103)
Net income attributable to Deluxe	33,729	8,931	70,126	40,193
Income allocated to participating securities	—	(3)	(3)	(15)
Income attributable to Deluxe available to common shareholders	$33,729	$8,928	$70,123	$40,178
Weighted-average shares outstanding	44,936	44,250	44,769	44,106
Earnings per share – basic	$0.75	$0.20	$1.57	$0.91

Earnings per share – diluted:
Net income	$33,766	$8,969	$70,235	$40,296
Net income attributable to non-controlling interest	(37)	(38)	(109)	(103)
Net income attributable to Deluxe	33,729	8,931	70,126	40,193
Income allocated to participating securities	—	(3)	(3)	(12)
Re-measurement of share-based awards classified as liabilities	—	(7)	(65)	(45)
Income attributable to Deluxe available to common shareholders	$33,729	$8,921	$70,058	$40,136
Weighted-average shares outstanding	44,936	44,250	44,769	44,106
Dilutive impact of potential common shares	660	556	585	550
Weighted-average shares and potential common shares outstanding	45,596	44,806	45,354	44,656
Earnings per share – diluted	$0.74	$0.20	$1.54	$0.90
Antidilutive potential common shares excluded from calculation	1,136	1,205	1,136	1,205

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 5: OTHER COMPREHENSIVE INCOME (LOSS)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization of postretirement benefit plan items:
Prior service credit	$355	$355	$1,066	$1,066	Other income, net
Net actuarial loss	(212)	(334)	(636)	(1,001)	Other income, net
Total amortization	143	21	430	65	Other income, net
Tax expense	(74)	(44)	(226)	(133)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	69	(23)	204	(68)	Net income
Cash flow hedges:
Realized gain on cash flow hedges	—	830	—	2,640	Interest expense
Tax expense	—	(223)	—	(712)	Income tax provision
Realized gain on cash flow hedges, net of tax	—	607	—	1,928	Net income
Total reclassifications, net of tax	$69	$584	$204	$1,860

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2025 and September 30, 2024 were as follows:

(in thousands)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16,566)	$(13,350)	$(29,916)
Other comprehensive income before reclassifications	—	643	643
Amounts reclassified from accumulated other comprehensive loss	(204)	—	(204)
Net current-period other comprehensive (loss) income	(204)	643	439
Balance, September 30, 2025	$(16,770)	$(12,707)	$(29,477)

(in thousands)	Postretirement benefit plans	Net unrealized loss on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2023	$(19,824)	$(286)	$(9,918)	$(30,028)
Other comprehensive loss before reclassifications	—	(1,013)	(951)	(1,964)
Amounts reclassified from accumulated other comprehensive loss	68	(1,928)	—	(1,860)
Net current-period other comprehensive income (loss)	68	(2,941)	(951)	(3,824)
Balance, September 30, 2024	$(19,756)	$(3,227)	$(10,869)	$(33,852)

(1) Other comprehensive loss before reclassifications is net of an income tax benefit of $375.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

NOTE 6: ACQUISITION AND DIVESTITURES

Asset acquisition – On August 6, 2025, we acquired certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business for cash payments totaling $24,600, approximately half of which was paid at closing and the remainder to be paid in the first quarter of 2026. The assets acquired consisted of a lockbox network intangible asset, included in other intangibles in Note 3, with a fair value of $14,100 and a useful life of 10 years and a customer relationship intangible asset with a fair value of $10,500 and a useful life of 7 years. Information regarding these fair value estimates can be found in Note 7.

Divestitures – In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

In September and December 2023, we executed agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. The recognition of income from this business exit was based on the timing of customer conversion and retention activities, which were substantially completed during 2024. During the quarter ended September 30, 2024, we recognized a related goodwill impairment charge of $6,700, as we determined that the remaining cash flows expected to be generated by these businesses no longer supported the carrying value of the related reporting unit. The remaining cash proceeds from this business exit were received during the quarter ended March 31, 2025. The results of this business are reported as All other in Note 13.

Business exits and asset sales were as follows for the nine months ended September 30, 2025 and September 30, 2024:

(in thousands)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Nine months ended September 30, 2025:
Payroll and human resources services business	$—	$1,968

Nine months ended September 30, 2024:
Payroll and human resources services business	$28,190	$18,321
Small business distributor customer list(1)	1,000	—
Total	$29,190	$18,321

(1) A note receivable was executed in conjunction with this sale. No cash proceeds were received.

NOTE 7: FAIR VALUE MEASUREMENTS

Goodwill impairment analysis – Our policy regarding goodwill impairment can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements located in the 2024 Form 10K. This policy explains our methodology for assessing the impairment of goodwill.

For the 2025 annual goodwill analysis as of July 31, 2025, we chose to perform quantitative analyses for our Merchant Services and Treasury Management reporting units. These analyses indicated that the estimated fair values of these reporting units exceeded their carrying values. Estimating the fair values of our reporting units requires us to estimate several factors, including revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rates, discount rates, and the allocation of shared and corporate items. These assumptions require significant judgment, and actual results may differ, potentially leading to future impairment charges.

For our other reporting units with goodwill, we completed qualitative analyses. These analyses considered factors such as economic, market, and industry conditions, cost factors, and the overall financial performance of the reporting units. We also considered the most recent quantitative analyses from prior periods. These qualitative analyses indicated no changes in events or circumstances suggesting that the fair value of any reporting unit was less than its carrying amount. Consequently, no goodwill impairment charges were recorded from our 2025 annual impairment analysis.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Asset acquisition – During the quarter ended September 30, 2025, we acquired intangible assets associated with JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business (Note 6). In estimating the fair value of these assets, we utilized the multi-period excess earnings method. This method involved forecasting the revenue and cash flows generated by the assets, then subtracting the portions of cash flows attributable to supporting assets that contribute to overall earnings. The net cash flows attributable to the intangible assets are then discounted using a rate that reflects the associated risk, resulting in a present value estimate. Key assumptions used in this valuation included projected revenue from existing customers, anticipated customer growth, estimated earnings, expected customer retention rates, and the selected discount rate.

Financial instruments – Information regarding the fair values of our financial instruments was as follows:

				Fair value measurements using
		September 30, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$11,048	$12,302	$—	$—	$12,302
Long-term debt	Current portion of long-term debt and long-term debt	1,449,785	1,484,821	—	1,484,821	—

				Fair value measurements using
		December 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)	Balance sheet location	Carrying value	Fair value
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	$12,541	$13,013	$—	$—	$13,013
Long-term debt	Current portion of long-term debt and long-term debt	1,503,151	1,508,347	—	1,508,347	—

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

We are actively pursuing initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost reduction front, we concentrated on optimizing our organizational framework and enhancing our infrastructure and operational processes. The major components of our organizational restructuring have been completed, involving the integration of comparable roles, flattening management layers, and broadening supervisory responsibilities. We are also leveraging technology and automated processes to digitize and improve the efficiency of our operations. Additionally, we are expanding our operational

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

capacity by centralizing back-office activities and utilizing talent from the global workforce. The associated restructuring and integration expense, which consisted primarily of consulting and employee severance costs, was approximately $15,000 during the nine months ended September 30, 2025 and approximately $33,000 during the nine months ended September 30, 2024. To date, we have incurred expense of approximately $110,000, and we anticipate that we will incur approximately $5,000 of additional North Star restructuring and integration expense in the fourth quarter of 2025.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total cost of revenue	$24	$234	$965	$1,132
Operating expenses	2,910	11,031	14,625	35,899
Restructuring and integration expense	$2,934	$11,265	$15,590	$37,031

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Employee severance benefits	$1,580	$902	$7,651	$2,459
External consulting and other costs	324	8,614	3,584	25,733
Internal labor	597	381	2,297	1,602
Other	433	1,368	2,058	7,237
Restructuring and integration expense	$2,934	$11,265	$15,590	$37,031

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect that the majority of employee reductions and the associated severance payments will be completed by mid-2026.

Changes in our restructuring and integration accruals were as follows:

(in thousands)	Employee severance benefits
Balance, December 31, 2024	$3,755
Charges	8,109
Reversals	(458)
Payments	(7,517)
Balance, September 30, 2025	$3,889

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

NOTE 9: INCOME TAX PROVISION

Our effective income tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the period. For the nine months ended September 30, 2025, our effective income tax rate of 28.4% differed from the federal statutory tax rate of 21.0% mainly due to the impact of foreign income tax expense, including the impact of the repatriation of foreign earnings, as well as corporate state income taxes, the tax impact of non-deductible executive compensation expense, and the benefit of the federal R&D tax credit.

For the nine months ended September 30, 2025, our effective income tax rate decreased from 33.7% for the same period in 2024. The 2025 rate benefited from lower tax impacts for our foreign operations, share-based compensation, and non-

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

deductible compensation. These benefits were partially offset by an increase in our effective state income tax rate. For the third quarter of 2025, our effective income tax rate was 28.5%, a decrease from 33.6% for the third quarter of 2024, with similar factors contributing to the reduction as those affecting the nine-month period.

In July 2025, the "One Big Beautiful Bill Act" was signed into law. The legislation is a comprehensive tax and spending bill that primarily extends provisions of the 2017 Tax Cuts and Jobs Act that were set to expire and restores provisions that accelerate deductions for certain business expenses and investments. The impact of these changes during the quarter ended September 30, 2025 was not material to income tax expense and resulted in an increase in net deferred income tax liabilities of approximately $30,000.

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

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Interest cost	$397	$435	$1,191	$1,306
Expected return on plan assets	(2,137)	(2,099)	(6,410)	(6,296)
Amortization of prior service credit	(355)	(355)	(1,066)	(1,066)
Amortization of net actuarial losses	212	334	636	1,001
Net periodic benefit income	$(1,883)	$(1,685)	$(5,649)	$(5,055)

NOTE 11: DEBT

Debt outstanding was comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Senior secured term loan facility	$470,792	$500,000
Senior unsecured notes	475,000	475,000
Senior secured notes	450,000	450,000
Securitization obligations	70,000	78,917
Amounts drawn on senior secured revolving credit facility	—	18,000
Total principal amount	1,465,792	1,521,917
Less: unamortized discount and debt issuance costs	(16,007)	(18,766)
Total debt, net of discount and debt issuance costs	1,449,785	1,503,151
Less: current portion of long-term debt, net of debt issuance costs	(37,215)	(37,130)
Long-term debt	$1,412,570	$1,466,021

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

Maturities of long-term debt were as follows as of September 30, 2025:

(in thousands)	Debt obligations
Remainder of 2025	$9,375
2026	37,500
2027	107,500
2028	50,000
2029	1,261,417
Total principal amount	$1,465,792

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

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 6.76% as of September 30, 2025 and 7.23% as of December 31, 2024.

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

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2025 through March 31, 2026	4.25 to 1.00	3.50 to 1.00
June 30, 2026 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

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

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we are unable to settle the outstanding amounts. As of September 30, 2025, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

As of September 30, 2025, amounts available for borrowing under our revolving credit facility were as follows:

(in thousands)	Total available
Revolving credit facility commitment	$400,000
Amounts drawn on revolving credit facility	—
Outstanding letters of credit(1)	(7,398)
Net available for borrowing as of September 30, 2025	$392,602

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

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, established a receivables financing agreement (the “Securitization Facility”). This agreement terminates in March 2027, unless extended per its terms. The maximum borrowing capacity under the Securitization Facility is $80,000, subject to certain borrowing base adjustments. Under this agreement, we have sold and will continue to automatically sell certain accounts receivable to the subsidiary, which serve as collateral for borrowings under the facility and which totaled approximately $154,000 as of September 30, 2025. The initial proceeds from these borrowings were used to prepay amounts due under our former secured term loan facility. Borrowings accrue interest at a commercial paper rate for borrowings funded by a conduit lender through the issuance of notes, and for other borrowings, at the Secured Overnight Financing Rate plus an applicable margin. A commitment fee is charged on the unused portion of the facility, and interest and fees are payable monthly. Amounts outstanding under the facility had an interest rate of 5.74% as of September 30, 2025 and 6.22% as of December 31, 2024.

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

We do not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, we do not believe that any liability under these indemnities would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recorded liabilities for known indemnifications related to environmental matters. These liabilities were not material as of September 30, 2025 or December 31, 2024.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $9,326 as of September 30, 2025 and $8,200 as of December 31, 2024, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. Our workers' compensation liability is recorded at present value, and the difference between the discounted and undiscounted liability was not material as of September 30, 2025 or December 31, 2024.

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

Our segments operate primarily within the U.S., with some activities in Canada. The revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements for the periods covered by this report. No single customer contributed more than 10% of our consolidated revenue during the nine months ended September 30, 2025 and September 30, 2024.

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

The following is our segment information for the quarters and nine months ended September 30, 2025 and September 30, 2024:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Merchant Services:
Revenue	$98,000	$93,531	$297,173	$288,536
Other segment items	(77,610)	(75,779)	(233,668)	(230,159)
Adjusted EBITDA	20,390	17,752	63,505	58,377
B2B Payments:
Revenue	$73,078	75,140	$214,215	214,788
Other segment items	(56,257)	(59,876)	(168,457)	(172,251)
Adjusted EBITDA	16,821	15,264	45,758	42,537
Data Solutions:
Revenue	$89,224	61,065	$234,280	178,169
Other segment items	(60,151)	(43,580)	(165,146)	(130,019)
Adjusted EBITDA	29,073	17,485	69,134	48,150
Print:
Revenue	$279,945	297,313	$852,296	909,393
Other segment items	(186,399)	(199,906)	(577,565)	(627,167)
Adjusted EBITDA	93,546	97,407	274,731	282,226
Total reportable segments:
Revenue	$540,247	$527,049	$1,597,964	$1,590,886
Other segment items	(380,417)	(379,141)	(1,144,836)	(1,159,596)
Adjusted EBITDA	159,830	147,908	453,128	431,290
All other:(1)
Revenue	$—	1,395	$16	10,329
Other segment items	—	(947)	(52)	(4,657)
Adjusted EBITDA	—	448	(36)	5,672
Total:
Revenue	$540,247	$528,444	$1,597,980	$1,601,215
Other segment items	(380,417)	(380,088)	(1,144,888)	(1,164,253)
Adjusted EBITDA	159,830	148,356	453,092	436,962

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

The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total segment adjusted EBITDA	$159,830	$148,356	$453,092	$436,962
Corporate operations	(40,943)	(43,454)	(127,573)	(128,217)
Depreciation and amortization expense	(32,252)	(44,277)	(101,008)	(127,716)
Interest expense	(30,529)	(29,905)	(92,739)	(90,910)
Net income attributable to non-controlling interest	37	38	109	103
Asset impairment charge	—	(6,700)	—	(6,700)
Restructuring and integration expense	(2,934)	(11,265)	(15,590)	(37,031)
Share-based compensation expense	(5,960)	(4,842)	(17,591)	(14,972)
Certain legal and environmental (expense) benefit	(38)	350	(550)	50
Gain on sale of businesses and long-lived assets	—	5,208	—	29,190
Income before income taxes	$47,211	$13,509	$98,150	$60,759

The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2025
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$173,053	$—	$173,053
Merchant services	98,000	—	—	—	—	98,000
Data-driven marketing	—	—	84,656	—	—	84,656
Treasury management solutions	—	56,124	—	—	—	56,124
Forms and other business products	—	—	—	54,586	—	54,586
Promotional solutions	—	—	—	52,306	—	52,306
Other payment solutions	—	16,954	—	—	—	16,954
Other web-based solutions	—	—	4,568	—	—	4,568
Total revenue	$98,000	$73,078	$89,224	$279,945	$—	$540,247

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share amounts)

	Quarter Ended September 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All other	Consolidated
Checks	$—	$—	$—	$176,827	$—	$176,827
Merchant services	93,531	—	—	—	—	93,531
Data-driven marketing	—	—	56,520	—	—	56,520
Treasury management solutions	—	58,574	—	—	—	58,574
Forms and other business products	—	—	—	59,222	—	59,222
Promotional solutions	—	—	—	61,264	—	61,264
Other payment solutions		16,566			—	16,566
Other web-based solutions			4,545		—	4,545
Other	—	—	—	—	1,395	1,395
Total revenue	$93,531	$75,140	$61,065	$297,313	$1,395	$528,444

	Nine Months Ended September 30, 2025
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$521,936	$—	$521,936
Merchant services	297,173	—	—	—	—	297,173
Data-driven marketing	—	—	219,637	—	—	219,637
Forms and other business products	—	—	—	169,294	—	169,294
Treasury management solutions	—	164,921	—	—	—	164,921
Promotional solutions	—	—	—	161,066	—	161,066
Other payment solutions	—	49,294	—	—	—	49,294
Other web-based solutions	—	—	14,643	—	—	14,643
Other	—	—	—	—	16	16
Total revenue	$297,173	$214,215	$234,280	$852,296	$16	$1,597,980

	Nine Months Ended September 30, 2024
(in thousands)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$534,672	$—	$534,672
Merchant services	288,536	—	—	—	—	288,536
Data-driven marketing	—	—	163,339	—	—	163,339
Forms and other business products	—	—	—	181,378	—	181,378
Treasury management solutions	—	169,000	—	—	—	169,000
Promotional solutions	—	—	—	193,343	—	193,343
Other payment solutions	—	45,788	—	—	—	45,788
Other web-based solutions	—	—	14,830	—	—	14,830
Other	—	—	—	—	10,329	10,329
Total revenue	$288,536	$214,788	$178,169	$909,393	$10,329	$1,601,215

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

The positive impact of the North Star initiatives is evident in the increases in adjusted EBITDA and adjusted EBITDA margin for the third quarter and first nine months of 2025, compared to the same periods in 2024. A significant contributor to the improvement was the reduction in selling, general and administrative (SG&A) expense, which decreased by 6.8% in the third quarter of 2025 and by 6.3% in the first nine months of 2025, compared to the same periods in 2024. Also, within our Print segment, our continued focus on driving efficiencies contributed to an improvement in adjusted EBITDA margin for both the third quarter and first nine months of 2025 as compared to the same periods in 2024, despite the revenue pressures facing this business. Free cash flow increased $32 million in the first nine months of 2025, as compared to the first nine months of 2024, and we reduced net debt by $45 million from the previous year end. These achievements underscore our commitment to enhancing financial performance and shareholder value through strategic initiatives and disciplined operational practices.

Additionally, on August 6, 2025, we acquired certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business for cash payments totaling $25 million, approximately half of which was paid at closing and the remainder to be paid in the first quarter of 2026. The acquisition is expected to enhance our market position and extend the scale of our B2B Payments segment.

2025 Financial Results

Highlights of our financial results for the first nine months of 2025 compared to the first nine months of 2024 include:

•Consolidated revenue – Decreased by $3 million to $1.60 billion, including a decrease of $10 million attributable to business exits. Excluding the impact of the business exits, consolidated revenue would have shown an increase, mainly due to growth in our data-driven marketing and merchant services businesses. This growth was partially offset by weaker demand for certain of our promotional products, as well as the continuing secular decline in order volumes for checks, business forms, and various business accessories.

•Net income – Increased by $30 million to $70 million, reflecting the impact of our pricing strategies and cost management initiatives. The increase also reflects a reduction in amortization expense, which resulted from accelerated amortization associated with business exits and a trade name intangible asset in 2024, as well as lower acquisition-related amortization in 2025. Restructuring and integration expense also declined, and our data-driven marketing business experienced year-over-year growth, further contributing to the improvement.

These positive factors were partially offset by softer demand for certain promotional products and the continuing secular declines in the Print segment, as well as inflationary pressures impacting material and delivery costs. The loss of earnings from exited businesses also negatively affected net income. Additionally, during the first nine months of 2024, we recognized a $29 million gain from the sale of businesses and long-lived assets and a related asset impairment charge of $7 million, both of which did not recur in 2025.

•Adjusted EBITDA – Increased $17 million to $326 million, including the impact of business exits, which drove a $6 million decrease year-over-year. The increase was primarily driven by the benefits of our pricing strategies and cost management initiatives, as well as the year-over-year growth in data-driven marketing. These positive impacts were partially offset by softer demand for certain promotional products and the continuing secular declines in the Print segment, as well as inflationary pressures on our cost structure.

Adjusted EBITDA margin increased to 20.4% for the first nine months of 2025, compared to 19.3% for the first nine months of 2024, including the impact of business exits, which drove a 0.2 point year-over-year decline. The increase in adjusted EBITDA margin was primarily driven by our pricing and cost management actions, partially offset by the impact of inflationary pressures. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $34 million to $169 million. Key contributors included the positive impacts of our pricing and cost management actions, reduced payouts for performance-based employee bonuses, and lower expenditures associated with restructuring and integration activities. Additional contributions came from growth in our data-driven marketing business and positive changes in working capital, particularly within other current assets and prepaid expenses. These positive impacts were partially offset by softer demand for certain promotional products, the continuing secular declines in the Print segment, variations in the timing of accounts payable settlements, inflationary pressures on our cost structure, and the impact of business exits.

•Free cash flow – Increased by $32 million to $96 million, driven by the same factors impacting net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets.

A reconciliation of free cash flow to its comparable GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor the interest rate environment and its effect on our outstanding debt. As of September 30, 2025, 63% of our debt carried a weighted-average fixed interest rate of 8.1%, providing us with some protection against potential future interest rate increases.

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

We also monitor trends in small business sentiment and consumer discretionary spending. We analyze various data sources, including information from credit card brands, the Federal Reserve, other economic forecast providers, and our proprietary data. These trends significantly influence multiple areas of our portfolio, particularly our Merchant Services and Print segments. Recent data suggests some erosion in consumer confidence, raising concerns about the broader economic landscape. During the first nine months of 2025, the weaker demand that emerged late last year continued, especially in more discretionary categories such as our promotional merchandise. We also monitor various factors that could affect our customers' purchasing power, such as potential global trade disruptions and geopolitical events. These factors could lead to a downturn in the global economy, which may negatively impact our financial performance.

Liquidity

As of September 30, 2025, we held cash and cash equivalents of $26 million, along with an additional $393 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90 and $100 million for the full year, compared to $94 million in 2024, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

We believe that net cash generated by operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. Information regarding our longer term capital requirements can be found in the Cash Flows and Liquidity and Capital Resources sections. As of September 30, 2025, we were in compliance with our debt covenants.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$540,247	$528,444	2.2%	$1,597,980	$1,601,215	(0.2%)

In the third quarter of 2025, total revenue increased compared to the third quarter of 2024, driven by strong demand for our data-driven marketing services, especially among financial institutions, which contributed a $28 million increase in revenue. Additionally, strategic price increases implemented in response to inflation, particularly within our Print and Merchant Services segments, also supported revenue growth. These positive impacts were partially offset by weaker demand for some of our promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories. The impact of business exits resulted in a $1 million year-over-year reduction in revenue for the third quarter.

In the first nine months of 2025, total revenue declined compared to the first nine months of 2024, including the impact of business exits, which drove a $10 million reduction. Excluding the impact of the business exits, consolidated revenue would have shown an increase, mainly due to strong demand for our data-driven marketing services, especially among financial institutions, which contributed a $56 million year-over-year improvement for the first nine months of the year. Additionally, strategic price increases implemented in response to inflation, particularly within our Print and Merchant Services segments contributed to the increase. Partially offsetting these factors were weaker demand for some of our promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Merchant Services	18.2%	17.7%	18.6%	18.0%
B2B Payments	13.5%	14.2%	13.4%	13.4%
Data Solutions	16.5%	11.5%	14.7%	11.1%
Print	51.8%	56.3%	53.3%	56.8%
All other	—	0.3%	—	0.7%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total cost of revenue	$249,138	$246,577	1.0%	$746,560	$747,020	(0.1%)
Total cost of revenue as a percentage of total revenue	46.1%	46.7%	(0.6) pts.	46.7%	46.7%	—

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

In the third quarter of 2025, total cost of revenue increased compared to the third quarter of 2024, and for first nine months of the year, total cost of revenue was virtually flat compared to the prior year. The same factors impacted the results for each period. Costs increased as a result of the revenue growth in data-driven marketing, as well as inflationary pressures affecting materials and delivery costs. These increases in total cost of revenue were offset by the soft demand for certain promotional products and the ongoing secular decline in checks, business forms, and various business accessories in our Print segment. Additionally, our cost management initiatives contributed to lower cost of revenue, including volume-based rebates in our Data Solutions segment. The impact of business exits reduced costs by approximately $2 million in the third quarter and $10 million in the first nine months of the year, including the impact of accelerated amortization expense in 2024.

Total cost of revenue as a percentage of total revenue for each period benefited from our pricing and cost management actions and the prior year's accelerated amortization expense. Offsetting these positive factors were the inflationary impacts on our cost structure and a shift in revenue mix toward our lower-margin growth businesses.

Selling, General and Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
SG&A expense	$212,364	$227,764	(6.8%)	$652,102	$695,677	(6.3%)
SG&A expense as a percentage of total revenue	39.3%	43.1%	(3.8) pts.	40.8%	43.4%	(2.6) pts.

In the third quarter and first nine months of 2025, SG&A expense decreased compared to the same periods in 2024. This decrease was largely driven by various cost management actions, including workforce adjustments across functional areas and the optimization of our marketing and sourcing strategies. Additionally, there was a reduction in amortization expense, stemming from accelerated amortization in 2024 related to a trade name intangible asset, as well as lower acquisition-related amortization expense in 2025. Bad debt expense decreased $2 million in the third quarter and $7 million in the first nine months of the year, primarily within our Print segment, and commission expense declined due to reduced Print revenue volumes. For the first nine months of 2025, these reductions in SG&A expense were partially offset by an increase in medical costs within our Corporate operations, which is attributed to higher-cost claims that are expected to occur periodically as part of our self-insurance program.

SG&A expense as a percentage of total revenue decreased for the third quarter and first nine months of 2025 compared to the same periods in 2024, driven by our cost management actions and the reductions in amortization and bad debt expense. For the first nine months of 2025, these impacts more than compensated for the rise in medical costs.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Restructuring and integration expense	$2,910	$11,031	(73.6%)	$14,625	$35,899	(59.3%)

We are actively pursuing initiatives aimed at aligning our business with our growth strategy and enhancing operational efficiency. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Asset Impairment Charge

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Asset impairment charge	$—	$6,700	(100.0%)	$—	$6,700	(100.0%)

During the quarter ended September 30, 2024, we recorded a goodwill impairment charge related to the exit from our U.S. and Canadian payroll and human resources services businesses. Further information can be found under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Gain on sale of businesses and long-lived assets	$—	$5,208	(100.0%)	$—	$29,190	(100.0%)

In 2024, the income recognized was primarily associated with our strategic exit from the payroll and human resources services business, a process that we substantially completed during 2024. Further information can be found under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Interest expense	$30,529	$29,905	2.1%	$92,739	$90,910	2.0%
Weighted-average debt outstanding	1,498,506	1,572,201	(4.7%)	1,525,802	1,588,327	(3.9%)
Weighted-average interest rate	7.6%	7.1%	0.5 pts.	7.6%	7.1%	0.5 pts.

In the third quarter and first nine months of 2025, interest expense increased compared to the same periods in 2024. This increase was primarily due to the impact of higher interest rates, which outweighed the benefit of a reduction in our average debt outstanding. Based on the amount of variable-rate debt outstanding as of September 30, 2025, a one percentage point change in the weighted-average interest rate would result in a $1 million impact on interest expense for the fourth quarter of 2025.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Income tax provision	$13,445	$4,540	196.1%	$27,915	$20,463	36.4%
Effective income tax rate	28.5%	33.6%	(5.1) pts.	28.4%	33.7%	(5.3) pts.

In the third quarter and first nine months of 2025, our effective income tax rate decreased compared to the same periods in 2024. The 2025 rate benefited from lower tax impacts for our foreign operations, share-based compensation, and non-deductible compensation. These benefits were partially offset by an increase in our effective state income tax rate. Further information regarding our income tax provision can be found under the caption "Note 9: Income Tax Provision" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	Change	2025	2024	Change
Net income	$33,766	$8,969	276.5%	$70,235	$40,296	74.3%
Diluted EPS	0.74	0.20	270.0%	1.54	0.90	71.1%
Adjusted diluted EPS	1.09	0.84	29.8%	2.71	2.46	10.2%

In the third quarter and first nine months of 2025, net income and diluted EPS increased compared to the same periods in 2024, reflecting the factors noted above. Adjusted diluted EPS in the third quarter and first nine months of 2025 increased year-over-year, primarily due to the benefits of our pricing and cost management actions, growth in our data-driven marketing business, and a reduction in bad debt expense. These positive impacts were partially offset by the soft demand for certain promotional products and the ongoing secular declines in the Print segment, inflationary pressures on our cost structure, and increased medical costs for the nine-month period. Additionally, for the first nine months of 2025, the impact of business exits drove a $0.04 per share decrease year-over-year. A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$168,521	$134,122
Purchases of capital assets	(72,556)	(69,777)
Free cash flow	$95,965	$64,345

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

Total debt reconciles to net debt as follows:

(in thousands)	September 30, 2025	December 31, 2024
Total debt	$1,449,785	$1,503,151
Cash and cash equivalents	(25,803)	(34,399)
Net debt	$1,423,982	$1,468,752

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$33,766	$8,969	$70,235	$40,296
Net income attributable to non-controlling interest	(37)	(38)	(109)	(103)
Depreciation and amortization expense	32,252	44,277	101,008	127,716
Interest expense	30,529	29,905	92,739	90,910
Income tax provision	13,445	4,540	27,915	20,463
Restructuring and integration expense	2,934	11,265	15,590	37,031
Share-based compensation expense	5,960	4,842	17,591	14,972
Certain legal and environmental expense (benefit)	38	(350)	550	(50)
Asset impairment charge	—	6,700	—	6,700
Gain on sale of businesses and long-lived assets	—	(5,208)	—	(29,190)
Adjusted EBITDA	$118,887	$104,902	$325,519	$308,745
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	22.0%	19.9%	20.4%	19.3%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net income	$33,766	$8,969	$70,235	$40,296
Net income attributable to non-controlling interest	(37)	(38)	(109)	(103)
Net income attributable to Deluxe	33,729	8,931	70,126	40,193
Acquisition amortization	10,581	13,475	33,795	42,251
Accelerated amortization	—	6,851	—	16,740
Restructuring and integration expense	2,934	11,265	15,590	37,031
Share-based compensation expense	5,960	4,842	17,591	14,972
Certain legal and environmental expense (benefit)	38	(350)	550	(50)
Asset impairment charge	—	6,700	—	6,700
Gain on sale of businesses and long-lived assets	—	(5,208)	—	(29,190)
Adjustments, pretax	19,513	37,575	67,526	88,454
Income tax provision impact of pretax adjustments(1)	(3,636)	(9,001)	(14,544)	(18,845)
Adjustments, net of tax	15,877	28,574	52,982	69,609
Adjusted net income attributable to Deluxe	49,606	37,505	123,108	109,802
Income allocated to participating securities	—	(8)	—	(8)
Re-measurement of share-based awards classified as liabilities	—	(8)	(69)	(47)
Adjusted income attributable to Deluxe available to common shareholders	$49,606	$37,489	$123,039	$109,747

Adjusted weighted average shares and potential common shares outstanding(2)	45,596	44,806	45,357	44,667

GAAP diluted EPS	$0.74	$0.20	$1.54	$0.90
Adjustments, net of tax	0.35	0.64	1.17	1.56
Adjusted diluted EPS	$1.09	$0.84	$2.71	$2.46

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

We are currently pursuing initiatives designed to support our growth strategy and to increase our efficiency, including several initiatives that we collectively refer to as our North Star program. The goal of this program is to enhance shareholder value by (1) accelerating our adjusted EBITDA growth, (2) increasing cash flow, (3) reducing debt, and (4) improving our leverage ratio. North Star is a comprehensive, multi-year plan that balances cost reduction and growth opportunities. On the cost reduction front, we concentrated on optimizing our organizational framework and enhancing our infrastructure and operational processes. The major components of our organizational restructuring have been completed, involving the integration of comparable roles, flattening management layers, and broadening supervisory responsibilities. We are also leveraging technology and automated processes to digitize and improve the efficiency of our operations. Additionally, we are expanding our operational capacity by centralizing back-office activities and utilizing talent from the global workforce. On the revenue growth front, our priorities include developing an integrated software channel in Merchant Services, expanding our Data Solutions business to cater to more industry verticals, and enhancing our marketing and sales capabilities. The positive impact of the North Star initiatives is evident in our results of operations. For example, SG&A expense decreased 6.3% for the first nine months of 2025 compared to the first nine months of 2024, and free cash flow increased $32 million for the same period. Also, within our Print segment, our continued focus on driving efficiencies contributed to an improvement in adjusted EBITDA margin for both the third quarter and first nine months of 2025 as compared the same periods in 2024, despite the revenue pressures facing this business. Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

All investments under the North Star program are required to meet our internal hurdle rate and provide a higher return compared to other uses of capital, such as debt repayment. The North Star program aims to achieve a $100 million run-rate improvement in free cash flow and an $80 million run-rate improvement in adjusted EBITDA by 2026. Through September 30, 2025, we incurred related restructuring and integration expense of approximately $110 million, and we expect to incur approximately $5 million of additional North Star restructuring and integration expense in the fourth quarter of 2025. These charges included professional services fees, employee severance, and other restructuring-related costs.

The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2025, along with the related severance payments, are expected to be completed by mid-2026. As a result of these employee reductions, we expect to realize annual cost savings of approximately $6 million in cost of sales and $14 million in SG&A expense in 2025, in comparison to our 2024 results of operations. Note that these savings do not reflect all of our cost saving actions and they may be offset by increased labor and other costs, including inflationary impacts and investments in the business.

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

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$98,000	$93,531	4.8%	$297,173	$288,536	3.0%
Adjusted EBITDA	20,390	17,752	14.9%	63,505	58,377	8.8%
Adjusted EBITDA margin	20.8%	19.0%	1.8 pts.	21.4%	20.2%	1.2 pts.

Total revenue for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, due to the positive impact of modest pricing actions implemented in response to inflation. Additionally, there was volume growth for government clients and within the banking channel. These gains were partially offset by pressure on processing volumes driven by the uncertain domestic economic outlook and the resulting pressure on discretionary spending.

Adjusted EBITDA and adjusted EBITDA margin for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, as price increases and cost management actions more than offset the impact of changes in channel mix. While our portfolio remains well-positioned, encompassing a diversified range of both traditional discretionary and less discretionary spending categories, we continue to monitor consumer spending trends, as these trends may impact our volumes going forward.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$73,078	$75,140	(2.7%)	$214,215	$214,788	(0.3%)
Adjusted EBITDA	16,821	15,264	10.2%	45,758	42,537	7.6%
Adjusted EBITDA margin	23.0%	20.3%	2.7 pts.	21.4%	19.8%	1.6 pts.

Total revenue for the third quarter and first nine months of 2025 decreased compared to the same periods in 2024, driven by pressure on lockbox and receivables processing volumes, as well as lower software license revenue. These impacts were partially offset by the onboarding of new clients and a modest price increase to counteract inflation.

Adjusted EBITDA and adjusted EBITDA margin for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, reflecting our pricing actions and ongoing cost management efforts, including efficiencies across our lockbox processing operations.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$89,224	$61,065	46.1%	$234,280	$178,169	31.5%
Adjusted EBITDA	29,073	17,485	66.3%	69,134	48,150	43.6%
Adjusted EBITDA margin	32.6%	28.6%	4.0 pts.	29.5%	27.0%	2.5 pts.

Total revenue for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, driven by strong demand for customer acquisition marketing activities, particularly from our financial institution partners. Additionally, we added new clients in various other verticals, contributing to the revenue growth. It is important to note that the timing of campaigns within this business can lead to quarter-to-quarter volatility, making specific quarterly growth rates more challenging to predict.

Adjusted EBITDA for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, primarily driven by the increase in data-driven marketing volume and continued cost management initiatives, including favorability from volume-based rebate programs. Adjusted EBITDA margin increased for the third quarter and first nine months of 2025 compared to the same periods in 2024, primarily due to a favorable mix of clients and campaigns compared to 2024, as well as the benefit of our cost management initiatives, including the volume-based rebate programs.

Print

Results for our Print segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	Change	2025	2024	Change
Total revenue	$279,945	$297,313	(5.8%)	$852,296	$909,393	(6.3%)
Adjusted EBITDA	93,546	97,407	(4.0%)	274,731	282,226	(2.7%)
Adjusted EBITDA margin	33.4%	32.8%	0.6 pts.	32.2%	31.0%	1.2 pts.

Total revenue for the third quarter and first nine months of 2025 decreased compared to the same periods in 2024, mainly due to a decline in revenue from promotional products, reflecting softer demand. Additionally, the ongoing secular decline in order volumes for checks, business forms, and various business accessories contributed to the decrease. These revenue declines were partially offset by pricing actions implemented in response to inflation.

Adjusted EBITDA for the third quarter and first nine months of 2025 decreased compared to the same periods in 2024, driven by the decline in revenue and inflationary pressures on materials and delivery costs. Our cost management actions partially offset these challenges, as we continued to emphasize operating expense discipline and overall efficiency within this segment. Additionally, bad debt expense declined year-over-year.

Adjusted EBITDA margin for the third quarter and first nine months of 2025 increased compared to the same periods in 2024, as the benefits from our pricing and cost management actions, a shift toward check revenues, and the lower bad debt expense contributed positively. These factors more than offset the inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of September 30, 2025, we held cash and cash equivalents of $26 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $38 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net cash provided by operating activities	$168,521	$134,122	$34,399
Net cash used by investing activities	(76,021)	(51,323)	(24,698)
Net cash used by financing activities	(339,258)	(452,081)	112,823
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1,230	(3,156)	4,386
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(245,528)	$(372,438)	$126,910
Free cash flow(1)	$95,965	$64,345	$31,620
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased $34 million for the first nine months of 2025 compared to the first nine months of 2024. Key contributors included the positive impacts of our pricing and cost management actions, a $15 million reduction in payouts for performance-based employee bonuses, and lower expenditures associated with restructuring and integration activities. Additional contributions came from growth in our data-driven marketing business and positive changes in working capital, particularly within other current assets and prepaid expenses. These positive impacts were partially offset by softer demand for certain promotional products, the continuing secular declines in the Print segment, variations in the timing of accounts payable settlements, inflationary pressures on our cost structure, and the impact of business exits.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Interest payments	$83,647	$82,778	$869
Income tax payments	31,833	35,599	(3,766)
Performance-based employee cash bonuses(1)	24,445	39,045	(14,600)
Prepaid product discount payments	22,933	22,945	(12)
Severance payments	7,517	9,212	(1,695)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first nine months of 2025 increased $25 million compared to the first nine months of 2024. The increase was driven by higher proceeds in the prior year from the exit of our payroll and human resources services business, along with a payment made in the third quarter of 2025 for the acquisition of certain assets of JPMorgan Chase Bank’s CheckMatch electronic check conveyance service. Net cash used by financing activities for the same periods decreased by $113 million, driven by changes in settlement processing obligations during each period, including the impact of our exit from the payroll and human resources services business during 2024. Additionally, lower net payments on long-term debt in 2025 contributed to the decrease.

Significant investing and financing cash transactions for each period were as follows:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Change
Net change in settlement processing obligations	$(235,940)	$(338,955)	$103,015
Purchases of capital assets	(72,556)	(69,777)	(2,779)
Net change in debt	(56,126)	(64,511)	8,385
Cash dividends paid to shareholders	(41,634)	(40,826)	(808)
Proceeds from sale of businesses and long-lived assets	1,968	18,321	(16,353)

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

As of September 30, 2025, we held cash and cash equivalents of $26 million, with an additional $393 million available for borrowing under our revolving credit facility. We believe that net cash generated from our operations, combined with cash and cash equivalents on hand and the availability under our credit facility, will be sufficient to support our operations over the next 12 months. This includes meeting our contractual obligations, debt service requirements, and addressing our long-term capital needs. We expect to maintain our regular quarterly dividend payments. However, dividends are subject to approval by our board of directors each quarter and, therefore, may change.

CAPITAL RESOURCES

As of September 30, 2025, the principal amount of our debt obligations was $1.47 billion, compared to $1.52 billion as of December 31, 2024. Our capital structure for each period was as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$925,000	8.1%	$925,000	8.1%	$—
Floating interest rate	540,792	6.6%	596,917	7.2%	(56,125)
Debt principal	1,465,792	7.5%	1,521,917	7.7%	(56,125)
Shareholders’ equity	664,146		620,918		43,228
Total capital	$2,129,938		$2,142,835		$(12,897)

As of September 30, 2025, total commitments under our revolving credit facility were $400 million, with $393 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of September 30, 2025, $287 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2024 Form 10-K. During the first nine months of 2025, there were no modifications in the assessment or determination of these estimates. Information regarding the goodwill impairment analyses completed during the third quarter of 2025 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

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

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of September 30, 2025, we also had $450 million of 8.125% senior secured notes and $475 million of 8.0% senior unsecured notes outstanding. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.6% and 8.3%, respectively.

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

As of September 30, 2025, our total debt outstanding was as follows:

(in thousands)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$466,841	$470,792	6.8%
Senior unsecured notes	470,254	474,031	8.0%
Senior secured notes	442,690	469,998	8.1%
Securitization obligations	70,000	70,000	5.7%
Total debt	$1,449,785	$1,484,821	7.5%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $16 million.

(2) For the amounts outstanding under our credit facility agreements, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

As of September 30, 2025, based on the amount of variable-rate debt outstanding, a one percentage point change in the weighted-average interest rate would result in a $1 million change in interest expense for the fourth quarter of 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500 million of our common stock. This authorization has no expiration date. No shares were repurchased under this authorization during the third quarter of 2025 and $287 million remained available for repurchase as of September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1	Asset Purchase Agreement between us and JPMorgan Chase Bank, National Association, dated as of August 6, 2025*
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)
* The schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 6, 2025	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2025	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2025	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)