Form 10-K
period 2025-12-31
DELUXE CORP
filed 2026-02-13
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant is $701,668,516 based on the last sales price of the registrant's common stock on the New York Stock Exchange on June 30, 2025. The number of outstanding shares of the registrant's common stock as of February 3, 2026 was 45,081,499.
Documents Incorporated by Reference: Portions of our definitive proxy statement to be filed within 120 days after our fiscal year-end are incorporated by reference in Part III.

DELUXE CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

PART I

This Annual Report on Form 10-K includes statements that may be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). These forward-looking statements relate to matters such as our future strategic plans, business outlook, expected cost savings, anticipated financial performance (including earnings, liquidity, cash flow, and capital expenditures), industry trends, market conditions, demand for our products and services, potential acquisitions or divestitures, outcomes of legal proceedings, regulatory changes, and general economic conditions. Actual results may differ significantly from those projected or implied in these forward-looking statements due to various factors, many of which are outside our control. Therefore, we advise readers not to place undue reliance on these statements.

Our business operations, financial position, cash flows, and results of operations are subject to numerous risks and uncertainties that could cause actual outcomes to vary from those anticipated in the forward-looking statements. For a discussion of material risks and other important factors to consider, please refer to Part I, Item 1A of this report. The Reform Act’s “safe harbor” provisions are intended to encourage companies to provide forward-looking information. Words and phrases such as “should result,” “believe,” “intend,” “plan,” “expect,” “target,” “will continue,” “will approximate,” “anticipate,” “estimate,” “project,” “outlook,” “forecast,” and similar expressions, whether used in this Annual Report, future Securities and Exchange Commission (SEC) filings, press releases, investor presentations, or oral statements by our representatives, are intended to identify forward-looking statements under the Reform Act.

Please note that all forward-looking statements are based on current expectations and estimates as of the date of this report. We do not undertake any obligation to update or revise these statements to reflect new information, future events, or circumstances occurring after the date of this report.

ITEM 1. BUSINESS

COMPANY OVERVIEW

In 2025, Deluxe Corporation proudly celebrated its 110th anniversary, marking over a century of business excellence. Our enduring success is a testament to our innovation, our ability to adapt to the evolving needs of our customers, and the trust they place in us. We have transformed into a trusted Payments and Data company, serving small and medium-sized businesses, financial institutions, and some of the world's largest consumer brands. Our products and services are delivered through four business segments, primarily catering to clients and customers across North America.

Business Segment	Category	Percentage of 2025 consolidated revenue	Description
Merchant Services	Merchant services solutions	18.7%	Merchant in-store, online, and mobile payment solutions that provide tools to accept electronic payments, such as debit cards, credit cards, and other forms of payment
B2B Payments	Treasury management solutions	10.5%	Automated receivables technology, including remittance and lockbox processing, remote deposit capture, and cash application, as well as payment acceptance solutions
	Other payment solutions	3.1%	Integrated accounts payable disbursements, including eChecks, as well as Deluxe Payment Exchange, including digital and print and mail payments, also Medical Payment Exchange and fraud and security services
	Total	13.6%
Data Solutions	Data-driven marketing	13.5%	Data analytics and marketing services for business-to-business and business-to-consumer marketing
	Other web-based solutions	0.9%	Financial institution profitability reporting and business incorporation services
	Total	14.4%
Print	Checks	32.4%	Printed business and personal checks
	Forms and other business products	10.5%	Business essentials, including business forms, envelopes, labels, stationery, and more
	Promotional solutions	10.4%	Branded promotional, print, apparel, and digital storefront solutions
	Total	53.3%

In recent years, we made strategic decisions to exit certain of our businesses. During 2023, we sold our North American web hosting and logo design businesses, completing our exit from the web hosting space. Also in 2023, we entered into agreements to exit our payroll and human resources services business, facilitating the transition of our U.S. and Canadian customers to other service providers. These customer conversions were substantially completed during 2024. We believe these actions enabled us to focus our resources on our growth businesses, while optimizing our operations.

OUR STRATEGY

Our enterprise strategy is clear and focused: we leverage the strong cash flows, customer relationships, and brand equity from our print business to drive sustainable, profitable growth across our broader portfolio. To achieve this, we are prioritizing three strategic pillars:

1.    Accelerating profitable growth: By embracing our "Customers First" philosophy in market engagement, we are unlocking new opportunities across our broad portfolio of services. This approach enables us to deliver comprehensive solutions that adapt to evolving customer needs, while strategically focusing on growth within our payments and data businesses to drive sustainable profitability.

2.    Enhancing operational efficiency: We are committed to ongoing process improvements, cost optimization, and performance enhancements to ensure our operations remain agile and competitive.
3.    Disciplined capital deployment: Our capital allocation framework ensures investments are strategically aligned with our growth objectives and deliver optimal returns. Strengthening our balance sheet remains a priority, supported by robust cash flow generation and targeted debt reduction.

By focusing on these areas, we are positioned to sustain our growth momentum while maintaining a solid financial foundation.

Our transformation journey has enabled us to evolve from a traditional check printing company into a trusted partner in Payments and Data solutions. With our infrastructure modernization largely complete and non-strategic businesses divested, our attention is on growth investments that drive scale and accelerate profit growth ahead of revenue. Our disciplined pricing strategies and rigorous cost management continue to support operational excellence.

Over the past three years, we successfully executed our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, increasing cash flow, reducing debt, and improving our leverage ratio. The program was structured to balance disciplined cost management with targeted investments to support sustainable growth. On the cost side, we advanced our organizational redesign, consolidated roles, streamlined management layers, and expanded spans of control. We also leveraged technology and automation to digitize and simplify our operations, while global talent helped us scale back-office functions. On the growth side, we focused on building an integrated software channel in Merchant Services, expanding our Data Solutions business into more industry verticals, and strengthening our marketing and sales capabilities.

Our disciplined execution of the North Star strategy is reflected in our financial performance. Revenue for 2025 increased over 2024, despite the impact of strategic business exits. We reduced selling, general and administrative expense by $35.9 million in 2025 as compared to the prior year, and we lowered total debt by $73.7 million from the previous year-end. These results highlight our ongoing commitment to improving financial performance and delivering value to our shareholders through strategic initiatives and disciplined operational management.

As we look ahead to 2026, we will build on the momentum established by the North Star program. Our focus will shift toward scaling our growth platforms and further optimizing our operational model. We plan to invest in advanced data analytics and digital capabilities to enhance our product offerings and customer experience. Additionally, we will continue to pursue opportunities for expansion in high-growth verticals and markets, while maintaining rigorous cost discipline and prudent capital allocation. Strengthening our balance sheet remains a priority, and we will evaluate strategic investments that support long-term value creation. By continuing to innovate and adapt, we aim to achieve sustainable growth, further improve our leverage ratio, and deliver superior returns for our shareholders in 2026 and beyond.

OUR BUSINESSES

Merchant Services

We offer a comprehensive suite of payment processing services tailored primarily for small and medium-sized retail and service businesses, as well as nonprofit and government organizations. Our services encompass credit card, debit card, and electronic benefit transaction processing, as well as check guarantee and conversion. The majority of our merchant services revenue is derived from fees structured either as a percentage of transaction value or as a fixed fee per transaction, depending on the payment type or market. We distribute our services through multiple sales channels, enabling payments to be processed through in-person, online, and recurring payment methods.

The payment processing sector is experiencing continuous growth and transformation, fueled by the worldwide adoption of digital payment options and increased transaction volumes. The industry is marked by rapid technological innovation and increasing regulatory complexity, compelling us to continually upgrade our systems, diversify revenue streams, and invest in cutting-edge digital infrastructure. As customer expectations evolve, particularly regarding speed, convenience, and security, we must remain agile and forward-thinking to stay competitive. We continuously monitor developments in emerging payment technologies, such as stablecoins and agentic commerce, and will assess potential investments in these areas as market conditions, customer needs, and our strategic priorities evolve. The merchant services landscape is highly competitive, with a wide array of financial technology firms, independent payment processors, credit card companies, and financial institutions all striving to expand their market share. To achieve success in this environment, we must set ourselves apart by prioritizing innovation, maintaining dependable service, and delivering an exceptional customer experience.

To remain cost-competitive, achieving high transaction volumes is essential as it enables operational scale, while offering a broad range of services is crucial to maintaining customer relevance. We believe our competitive edge lies in our skilled workforce, solid infrastructure, and strong partnerships. Many of our team members possess deep industry knowledge and have been with us for years. Our customer onboarding process is fully digital, and our settlement platform provides complete control over settlement times and flexible arrangements for merchants. Additionally, we own the majority of our technology, which includes payment gateways, onboarding systems, and risk management, clearing, and settlement solutions, enabling us to quickly roll out new offerings and keep costs manageable.

We primarily target small and medium-sized businesses because they offer better margins, lower risks from customer concentration, more robust growth prospects than larger enterprises, and longer tenure than micro-businesses. Transaction volumes are largely driven by consumer spending and the expansion of our merchant network. Our strategy focuses on boosting market share through the delivery of superior service, expansion of omnichannel and embedded services, growing partnerships with integrated software providers, delivering industry-specific solutions, and leveraging our established brand and relationships with financial institutions.

B2B Payments

Our comprehensive payment solutions integrate both accounts receivable and accounts payable functionalities with sophisticated automation technologies. We support the entire disbursement and order-to-cash process, including managing exceptions, applying cash, and overseeing collections. By providing complete solutions for payment reconciliation across various channels and payment methods, we make payment management simpler for businesses. Our tools enable our clients to stay organized and efficient by automating reconciliation tasks and providing seamless connectivity with their accounting platforms. This automation reduces manual intervention, allowing our clients to free up valuable resources and time. With years of expertise in optimizing lockbox operations, we have integrated our innovative tools into our customers' daily processes. Through ongoing expansion of our solutions' features and capabilities, we are prepared to help organizations migrate from traditional services like lockbox and remote deposit capture toward complete automation of accounts receivable and payable.

Our competitive edge lies in our expertise, strong industry relationships, and innovative solutions, setting us apart in a competitive market that includes diversified software providers, independent developers, and financial institutions with in-house systems. Despite this competition, we continue to see significant opportunities ahead, as we believe a large portion of the potential market remains untapped.

Our strategic focus involves continually improving our integrated receivables and exception management tools, making item processing more efficient, and advancing automation in accounts receivable and payable. A key example is our R360+ platform, which consolidates all receivables modules under a single interface and user experience, making automation more accessible. We are committed to bringing our accounts receivable and payable solutions to market for both existing and new customers, including financial institutions, thereby accelerating their adoption of more efficient processes. Through ongoing innovation and investment in our platform, our goal is to help businesses succeed in a fast-changing financial landscape.

Data Solutions

In our data-driven marketing business, we leverage data and analytics to help our clients acquire and cross-sell customers through targeted marketing campaigns. The precision with which we identify and reach consumer and business groups means recipients are more inclined to interact with our clients’ offerings. This targeted approach results in quantifiable growth and delivers a strong return on investment for our clients.

The data-driven marketing sector is experiencing growth due to the increased availability of data, advancements in analytics technology, and the demonstrated effectiveness of these tools in improving customer targeting and sales outcomes. Our competitive advantage is rooted in our extensive data assets, the sophistication of our analytics capabilities, and the expertise of our personnel. We maintain a comprehensive marketing data repository that aggregates consumer and business attributes from multiple sources, including demographic, firmographic, behavioral, trigger-based, credit, and property data. Our investment in a flexible, modern, cloud-based infrastructure enables the rapid integration and analysis of these data sets. Our workforce strategy emphasizes the recruitment and development of employees with advanced analytical skills, including graduates from leading academic institutions. These employees are trained to apply advanced analytics in the design and execution of fully integrated marketing campaigns.

Looking forward, we see continued growth potential in this business. Marketers are increasingly prioritizing investment efficiency and the achievement of tangible results through scientific approaches rooted in data analysis. Currently, the banking industry is our largest customer segment, reflecting the respected Deluxe brand and our long-standing relationships with financial institutions. We are also expanding our client base in other sectors, including the telecommunications, utilities, e-commerce, retail, and insurance industries. Ongoing investments in innovation, workforce development, and data asset enhancement are expected to support continued growth and the ability to deliver value to clients across multiple industries.

Print

We manufacture and distribute checks for both businesses and consumers, utilizing banks and direct sales channels. The Federal Reserve Board has reported a steady decline in check usage since the mid-1990s, yet checks still serve as a vital payment option for select customers and companies. Our checks business is complemented by our business essentials product line, which includes forms, envelopes, and deposit tickets, often printed on the same equipment. Additionally, we support our print customers by offering relationship-building products, such as branded promotional, print, apparel, and digital storefront solutions.

Our check business faces significant competition from another large check printer within our traditional financial institution sales channel, as well as from direct mail and internet-based sellers of personal and business checks, check printing software vendors, and certain major retailers. Pricing remains competitive in our financial institution sales channel, as these institutions aim to preserve the profitability of their check programs amidst falling check volumes. The market for business forms and business accessories has also been shrinking for several years, a trend fueled by technological advancements that offer increasingly digital methods for executing and recording business transactions. The widespread acceptance of electronic signatures has further diminished the demand for printed products. The markets for business forms and promotional products are highly competitive and fragmented, with competitors including traditional storefront printing companies, office superstores, wholesale printers, online printing companies, small business product resellers, and providers of custom apparel and gifts.

We believe our competitive advantages include our skilled workers, product accuracy, robust security features, and our commitment to quality and service. Our long-standing relationships with financial institutions, combined with our consultative program management support, further strengthen our market position. Additionally, our digital "print-on-demand" manufacturing capabilities equip us to quickly adapt to shifting customer needs and broaden our selection of premium checks and print designs, while reducing waste, labor, and inventory levels. This blend of expertise, innovation, and customer-centric approach sets us apart within the industry.

Looking forward, we plan to continue investing in print efficiencies and process improvements to maintain healthy margins. We will also continue to prioritize our higher-margin promotional products that complement our check offerings, and we will continue to pursue additional market share in the checks business. Our enterprise growth strategy is supported by the talent, client-focused approach, strong credibility, brand reputation, and resulting stable cash flows from our Print business.

SALES AND MARKETING

Our "One Deluxe" go-to-market strategy involves assigning specialized sales teams to each of our business segments, ensuring that we make full use of their unique expertise to address customer requirements. We make it a priority to listen carefully to our customers and gain a thorough understanding of what they need before presenting tailored solutions that showcase Deluxe’s strengths. By doing so, we build stronger relationships with our customers, shifting our role from that of a typical vendor to a reliable partner. As these connections grow, new avenues for expansion emerge, allowing us to introduce a wider array of products and services. Our various business segments work together to deliver enhanced value for our customers, supporting our customers in establishing and growing their businesses on our platforms for the long-term.

Our sales and marketing strategy is multi-faceted, involving direct engagement with financial institutions, small and medium-sized enterprises from a variety of industries, and large multinational corporations. Our offerings are also distributed through scalable partnerships, which help us access customers efficiently and economically by tapping into our financial institution and other strategic alliances. Additionally, when customers contact us to purchase or reorder products and services, these interactions present valuable cross-selling opportunities, enabling us to fulfill a broader spectrum of customer requirements.

Through our integrated sales and marketing approach, we aim to deepen customer loyalty, drive sustainable growth, and position Deluxe as a preferred partner for businesses seeking comprehensive solutions in an evolving marketplace.

OUR OPERATIONS

We are fully committed to improving the customer experience by consistently delivering outstanding service and quality, while simultaneously driving productivity and reducing our costs. Our approach centers on the integration of lean operating principles throughout our processes, fostering a culture of continuous improvement and innovation. By utilizing a shared services model, our businesses are able to leverage common facilities, optimize capacity utilization, and enhance operational excellence.

Our operational objectives are focused on streamlining workflows, implementing smart automation technologies, and refining our sales and marketing strategies to more effectively engage prospective clients. A prime example of our strategy in action is our commitment to modernizing our print infrastructure. Through the adoption of “print-on-demand” technology, we are able to offer customers the same variety of choices, while reducing waste, labor, and inventory levels. This not only strengthens our competitive position in the check printing sector, but also allows us to better manage margins and reinvest savings into our growth businesses.

Technology is at the heart of our strategic execution. We are making deliberate, forward-looking investments in digital platforms that are cloud-based, data-driven, and designed for scalability, ensuring our infrastructure remains agile and responsive to evolving business needs. Artificial intelligence (AI) is being deployed in targeted areas where it can deliver measurable value. For example, our customer service team implemented DAX, an AI-powered assistant that blends advanced technology with human expertise to efficiently resolve routine inquiries, allowing our staff to focus on more complex customer needs and further enhancing service quality.

Our operational philosophy is anchored in maximizing efficiency and delivering superior value to our customers and partners. By continuously innovating and optimizing our processes, we are well-positioned to achieve sustainable growth.

OUR MATERIALS, SUPPLIES, AND SERVICE PROVIDERS

The primary materials we use to manufacture products within our Print segment include paper, plastics, ink, corrugated packaging, and printing plate material, all of which are sourced from various suppliers. Additionally, we source standard business forms, promotional products, and apparel from external manufacturers. We have entered into contracts with third-party providers to provide delivery and information technology services, including telecommunications, network server management, and transaction processing, among other services. We also rely on third parties to furnish a portion of the data required to maintain both our proprietary and non-proprietary databases, which include credit and non-credit information provided by national credit bureaus and other data providers.

We believe that if one of our suppliers fails to meet their obligations, we could find alternative sources. Nonetheless, we have proactively secured multiple sources for certain materials and services, particularly those related to specific printed products in our Print segment. Despite these precautions, we cannot guarantee that an alternative source of supply would be available, or that it could be obtained at current prices, should one of our vendors fail to deliver.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE (ESG) PRACTICES

ESG principles are deeply embedded in our mission, operating philosophy, and core values. Our stakeholder-focused ESG program is designed to address the needs and expectations of regulators, customers, shareholders, and employees. Through regular materiality assessments, we identify and prioritize ESG topics that matter most to our stakeholders and where we can make a meaningful impact. These assessments guide our ESG strategy and priorities, and our board of directors has reviewed and approved this process to ensure alignment with our business strategies and risk management objectives. The Corporate Governance Committee of our board of directors oversees our progress in implementing ESG principles, including related policies, programs, opportunities, and risks.

Environmental

We are committed to protecting the environment and ensuring a sustainable future for our customers and communities. Our supply chain initiatives promote innovation, particularly in product design, packaging, and operational processes that advance sustainability.

Paper is our primary raw material, and we source over 95% from mills certified by the Forest Stewardship Council. This certification ensures responsible forest management, protection of water quality, preservation of natural forest cover, and avoidance of hazardous pesticides. Most of our products are paper-based, enabling us to recycle production waste and paper trim. This commitment to recycling extends to our customers, who can also recycle our products, thereby contributing to the paper lifecycle.

To further reduce our environmental footprint, we partner with vendors to strengthen waste reduction and recycling programs. We separate and properly handle hazardous and nonhazardous waste at the source, preventing contamination and ensuring compliance with applicable regulations. We also recognize the significant role our facilities play in our overall sustainability efforts. Our facility management strategy has evolved, with consolidation into fewer, larger hub offices, resulting in reduced waste, lower water and energy consumption, and improved operational efficiency.

Social

We are committed to fostering a workplace environment where our employees, known as Deluxers, feel respected, valued, and empowered to achieve their potential. This commitment is reflected in our strong employee relations and our tradition of community engagement and volunteerism. Our purpose statement, “Champions for business so communities thrive,” underscores our dedication to both our workforce and the communities we serve. Our core values emphasize delivering results:

•Customers First: customer success is our success
•Earn Trust: in all things, we act in ways that build and earn trust
•Grit and Perseverance: we find ways to get it done, even if the challenge is great
•Innovation: constant improvement, reinvention, and building a better future
•Power of One: we are stronger together because of our individual skills and experiences

ESG principles are integral to each of these values, making ESG an inherent part of our operations, rather than an afterthought or standalone initiative. Further information regarding our social strategies can be found in the Our Human Capital section.

Governance

Our board of directors provides strategic oversight and direction, guided by robust corporate governance standards. The board ensures management acts in the long-term interests of the company and its stakeholders, oversees enterprise risk, approves major financial and strategic decisions, and plans for executive succession.

A majority of our directors meet strict standards of independence, ensuring objective oversight. We have adopted a comprehensive Code of Ethics that applies to all directors, employees, contractors, and agents. Our annual compliance and ethics education program reinforces our commitment to integrity and ethical conduct throughout the organization.

By embedding ESG principles into our business, we aim to create long-term value for all stakeholders, enhance our performance, and have a positive impact on society. Our ongoing efforts support a sustainable, responsible business model that benefits our customers, employees, shareholders, and the broader community.

OUR HUMAN CAPITAL

Our most valuable asset is our employees. As of December 31, 2025, we employed a total of 4,571 employees, with 4,376 based in the United States, 182 in Canada, and 13 in India. We take pride in our longstanding tradition of fostering positive and productive employee relations. None of our employees are currently represented by labor unions.

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

Development and Retention

We are committed to creating a high-performance culture that consistently delivers excellence for our clients and long-term value for our shareholders while providing a workplace experience for our employees that values collaboration and innovation. We provide learning and development opportunities for employees at every level. These programs cover a variety of topics, such as leadership and skill development, mentoring, and learning initiatives that emphasize the importance of valuing differences and creating a respectful work environment. Our leadership development courses are specifically designed to nurture the next generation of leaders, ensuring we maintain a strong talent pipeline prepared to tackle future challenges.

We strive to operate as a meritocracy, where the most talented individuals are rewarded with additional opportunities to grow their skills and advance their careers, thereby contributing to our success. Our approach is to balance internal promotions with external hiring, ensuring that we continually raise performance expectations and broaden the range of skills and knowledge within the organization. This strategy not only fosters a culture of excellence and continuous improvement, but also helps us attract and retain top talent, driving sustained growth and innovation. Total compensation consists of a competitive base pay and annual incentive opportunity that is designed to promote retention and reward the attainment of defined performance goals. We are dedicated to maintaining fairness and equity in our compensation practices. In addition, throughout the year, we celebrate the accomplishments and contributions of our employees through our quarterly CEO Awards, which provide both acknowledgment and financial rewards.

Employee Engagement

We actively engage with our team members through various channels to gain insights into their views on workplace culture, engagement, talent management, growth, and overall well-being. Throughout the year, we engage with our employees through events such as company-wide town halls, all-hands meetings, leadership meetings, virtual educational sessions focused on different areas of our organization – known as "Red Talks" – as well as additional discussion platforms. To assess employee engagement, we also periodically collect employee feedback through employee engagement surveys that cover a variety of topics, such as engagement, well-being, client experience, communication, teamwork, manager effectiveness, trust, and work environment. This feedback helps shape our human capital strategies and initiatives, ensuring they are aligned with the needs and expectations of our workforce. Moreover, the board of directors also reviews critical feedback and receives updates on management’s plans in response to the employee input. This ongoing process allows us to continuously refine our strategies by integrating the valuable perspectives and experiences of our workforce.

Workplace Culture

We embrace differences within our workforce, customers, and partners, recognizing and valuing the unique backgrounds, experiences, skills, thoughts, and talents of everyone. Our approach is rooted in the belief that empowering individuals to bring their full talents to work leads to stronger business outcomes and a more dynamic organization. We strive to create an environment where every employee feels respected, supported, and able to contribute meaningfully, regardless of their role or background.

To support this commitment, we have established eight employee resource groups (ERGs). These voluntary, employee-led groups provide forums for employees to connect, share experiences, and engage in professional development. The ERGs play a vital role in fostering employee engagement, supporting career growth, and facilitating open dialogue on topics relevant to our workforce.

We regularly assess our workplace culture through employee feedback, participation rates in ERG activities, and other engagement metrics. Our goal is to ensure that our workplace reflects the communities we serve and that all employees feel valued and empowered to reach their full potential.

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

Community Engagement

Our employees are deeply committed to fostering connections, staying active, and giving back to the communities we serve. These values are embedded in our core principles and are evident through our various partnerships and charitable initiatives. This spirit of community engagement is pervasive throughout our organization, supported by our paid volunteer time off (VTO) program, which grants employees up to five paid VTO days per year. Additionally, our collaboration with the Deluxe Foundation allows employees to contribute to not-for-profit organizations of their choice, with the foundation matching donations dollar for dollar, up to $2,000 per year. Our dedication extends beyond financial contributions. We uphold our commitment to community enrichment through several key initiatives:

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
•In 2025, 1,084 Deluxe volunteers from around the country packed 244,116 meals for local food shelves.
•Our employees and retirees donated over $300,000 to nonprofit organizations through Deluxe in 2025.
•In 2025, our employees contributed approximately 9,000 hours to community service through our VTO program.

These collective efforts exemplify our commitment to strengthening the communities where we live and work. By empowering our employees to actively participate in volunteerism, charitable giving, and meaningful partnerships, we foster a culture of service and social responsibility that extends well beyond our workplace. Our ongoing dedication to community enrichment is not only reflected in the hours volunteered and funds donated, but also in the lasting relationships and positive change we help create throughout the year.

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

For more specific information about the effects of government regulation on our business, see Item 1A, "Legal and Compliance Risks – Governmental regulation is continuously evolving and could adversely affect our business." We believe that the impact of complying with government regulations on our capital expenditures, earnings, and competitive position will remain stable in the upcoming year, with no material deviation from the impact in 2025.

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

If you prefer a printed copy of any of these reports, you can request one at no cost by calling 651-787-1068, or by sending a written request to the Corporate Secretary at Deluxe Corporation, 801 Marquette Ave. South, Minneapolis, MN 55402, or by sending an email request to investor.relations@deluxe.com.

OUR CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

We have implemented a Code of Ethics that is applicable to our directors, employees, contractors, agents, and anyone acting on our behalf. The Code of Ethics can be accessed on our website at www.investors.deluxe.com/governance/governance-documents. Additionally, you can obtain a copy by sending a written request to the Corporate Secretary at Deluxe Corporation, 801 Marquette Ave. South, Minneapolis, MN 55402. Any modifications or waivers of the Code of Ethics will be publicly disclosed on our website. The content of these websites is not incorporated by reference in this Annual Report on Form 10-K or in any other report or document we submit to the SEC.

Our Corporate Governance Guidelines, along with the charters for the Audit and Finance Committee, Compensation and Talent Committee, and Corporate Governance Committee of our board of directors, are also available on our website at www.investors.deluxe.com/governance/governance-documents. These documents can also be obtained by sending a written request to the address mentioned above.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed by the board of directors each year. The following summarizes our executive officers and their positions.

Name	Age	Present Position	Executive Officer Since
Barry McCarthy	62	President and Chief Executive Officer	2018
William "Chip" Zint	40	Senior Vice President, Chief Financial Officer	2022
Garry Capers, Jr.	49	Senior Vice President, President, B2B Payments	2019
Jeffrey Cotter	58	Senior Vice President, Chief Administrative Officer and General Counsel	2018
Kimberly Cross	56	Senior Vice President, Chief Human Resources Officer	2024
Tracey Engelhardt	61	Senior Vice President, President, Print	2012
Yogaraj "Yogs" Jayaprakasam	48	Senior Vice President, Chief Technology and Digital Officer	2022
Brian Mahony	54	Senior Vice President, President, Merchant Services	2025

Barry McCarthy joined us in November 2018 as President and Chief Executive Officer.

Chip Zint joined us in August 2020 as Vice President of Corporate Finance and was named Senior Vice President, Chief Financial Officer in October 2022.

Garry Capers, Jr. joined us in September 2019 as President, Data Solutions, and in November 2021, added the former Promotional Solutions segment to his responsibilities. Mr. Capers was named Chief Operations Officer in July 2023 and was named President, B2B Payments in October 2025.

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

Yogs Jayaprakasam joined us in May 2022 as Senior Vice President, Chief Technology and Digital Officer. Prior to joining us, Mr. Jayaprakasam held several positions with American Express Company, most recently as Unit Chief Information Officer for the Global and Large Client Group and head of engineering for B2B Digital Payments from June 2021 to May 2022. Mr. Jayaprakasam also served American Express Company as Vice President, Enterprise Platforms for Sales, Marketing, and Data Platforms from May 2020 to June 2021.

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

ITEM 1A. RISK FACTORS

We are subject to a variety of risks and uncertainties that could materially affect our business, financial condition, and future results of operations. Many of these risks are beyond our control and may cause actual outcomes to differ significantly from our current expectations. The following section, together with other information included in this Annual Report on Form 10-K, describes the material risks known to us at this time. The risks are not listed in order of significance or likelihood.

In addition to the specific risks described below, we are also exposed to general risks and uncertainties that affect many companies, including changes in overall economic, industry, or market conditions. Furthermore, there may be additional risks that we are not currently aware of, or that we currently consider immaterial, which could also adversely impact our business and financial results.

You should carefully review and consider all of these risks and uncertainties, as well as the other information contained in this Annual Report on Form 10-K, before making an investment decision regarding our common stock.

STRATEGIC RISKS

If our long-term growth strategy does not succeed, our business, financial condition, and results of operations would be adversely impacted.

Our strategy is to leverage the cash flows, customer relationships, and brand equity from our Print segment to drive profitable organic growth in our other businesses. Details about our strategy can be found under the caption "Our Strategy," located in Part I, Item 1 of this report. There is no assurance that we will achieve our strategic objectives or that our investments will yield the anticipated financial returns.

A number of factors could cause our strategy to fall short of expectations, including, but not limited to:

•Failure to generate profitable revenue growth;
•Inability to acquire new customers, retain existing customers, or expand sales to our customers;
•Challenges in enhancing our technology infrastructure, digital services, or other key assets to improve efficiency, strengthen our competitive advantage, and scale operations;
•Failure to develop and successfully launch new products and services;
•Difficulties in managing the growth, complexity, and rapid changes in our business and operations;
•Inability to effectively operate, integrate, or realize the expected benefits from acquired businesses;
•Lack of market acceptance for new products and services;
•Failure to maintain, strengthen, and protect our brand;
•Unexpected changes in demand for checks or other products;
•Inability to attract and retain the talent necessary to execute our strategy;
•Unanticipated changes in our business, markets, industry, or competitive landscape; and
•Adverse general economic conditions.

We cannot guarantee that our strategy will be successful or that it will generate positive returns on our investments or maintain our current margins. If our strategy fails, or if the market perceives our strategy as unsuccessful, our reputation and brand could be harmed, and our stock price could decline.

If we are unable to attract and retain customers in a cost-effective manner or effectively deliver a seamless multichannel customer experience, our business and results of operations could be negatively impacted.

Our ability to achieve and sustain growth is closely tied to our effectiveness in attracting new customers and retaining existing ones in a cost-effective manner. We utilize a variety of marketing and promotional strategies, such as a direct sales force, partner referrals, email campaigns, paid search engine placements, direct mail, broadcast media, online advertising banners, social media engagement, and other digital channels. The efficiency and cost of these methods may fluctuate over time, and certain approaches may become less impactful or more expensive. For example, direct mail campaigns may yield lower response rates, search engine providers may alter their algorithms or increase the cost of paid placements, or the volume of partner referrals may diminish.

Furthermore, the increasing adoption of generative artificial intelligence (AI) tools and agentic search technologies, including conversational search engines, autonomous shopping assistants, and AI-driven product recommendations, may change how customers discover, compare, and purchase products and services. As these technologies become more integrated into customer decision-making processes, our visibility within digital platforms that we do not control may decrease, potentially impacting our ability to reach prospective customers.

Additionally, our broad range of products and services presents challenges in ensuring that customers are aware of our full portfolio. Initiatives aimed at increasing awareness of our diverse offerings may result in higher marketing expenditures, which may not necessarily translate into increased revenue.

We regularly review and adjust our marketing and sales approach to optimize our promotional mix. However, competitive pressures may prevent us from passing increased costs on to customers, and new marketing initiatives may not deliver the expected results, which could weaken our competitive position and negatively impact our financial performance. In addition, as our check supply contracts expire, customers may renegotiate terms or choose alternative suppliers. If we are unable to secure favorable renewals or attract new check supply customers, our revenue could decline.

Maintaining a relevant and flexible multichannel experience is essential for customer acquisition and retention. Customers expect to interact with us through their preferred channels, whether by mail, online, phone, or mobile device. While we invest in improving our user experience, there is no guarantee these investments will be successful. The landscape of multichannel marketing is rapidly evolving, and we must keep pace with shifting customer preferences and competitive innovations. If we fail to update our customer-facing technology promptly or if our technology does not function as intended, we may lose the ability to attract and retain customers, which could result in lower revenue.

We operate in highly competitive markets, and we expect competitive pressures will continue to intensify.

The payments industry is characterized by significant competition. In our Merchant Services and B2B Payments segments, we compete against a wide range of financial technology companies, including independent payment processors, credit card processors, and treasury management service providers. In addition, we face competition from the internal payment processing and treasury management capabilities of financial institutions. To remain competitive and cost effective, we must maintain high transaction volumes and continuously enhance our service offerings to meet evolving customers needs. Within the check printing portion of the payments industry, we are recognized as a leading check printer in the U.S. Nevertheless, we face substantial competition from another major check printer serving financial institutions, as well as from direct mail and online sellers of personal and business checks, check printing software providers, and certain major retailers. In addition, the ongoing shift toward digital payment solutions continues to exert downward pressure on the demand for traditional check products, resulting in persistent pricing challenges within our financial institution sales channel.

Within our Data Solutions segment, our data-driven marketing services compete with a diverse group of companies, including advertising agencies, marketing technology firms, marketing fulfillment providers, data aggregators and brokers, and source data providers. Keeping pace with technological advancements and attracting and retaining skilled personnel are ongoing challenges in this segment.

The business forms and promotional products markets are also highly competitive and fragmented. Our competitors include traditional print shops, office supply superstores, wholesale printers, online printing platforms, small business product resellers, and suppliers of custom apparel and gifts. The online marketplace, in particular, remains dynamic, with new entrants continually emerging.

There is no assurance that we will be able to compete successfully against current or future competitors. Our competitors may introduce superior products or technologies and may be more agile in responding to technological changes and evolving customer needs. Sustained competitive pressures could result in lower prices, reduced profit margins, or loss of customers, any of which could negatively impact our operating results and cash flows.

If we do not adapt to technological changes in a timely and cost-effective manner, we could lose clients or face challenges in attracting new ones, which could limit our growth and negatively impact our business and results of operations.

The markets for many of our products and services are characterized by rapid and disruptive technological change, including advancements in payment technologies, internet and mobile platforms, AI, machine learning, and digital commerce. The introduction of new or improved products and services by competitors, changes in industry standards, or the emergence of alternative technologies, such as the continued digitization of payments, cryptocurrency, and blockchain, could make our offerings less competitive or obsolete.

Our ability to remain competitive depends on our capacity to enhance existing products and services, develop innovative solutions, and respond to evolving customer needs and regulatory requirements. This requires ongoing investment in technology, talent, and infrastructure. If we fail to keep pace with technological advancements, differentiate our offerings, or achieve market acceptance, we may lose market share, experience reduced demand, or be unable to achieve anticipated growth. These risks could materially and adversely affect our business, financial condition, and prospects.

The use of checks and business forms is declining, and we may be unable to offset this decline with profitable revenue growth.

Checks remain a significant portion of our business, accounting for 32.4% of our consolidated revenue in 2025 and generating cash flows that support investments in our growth businesses. We continue to supply checks for both personal and business use and believe that there will continue to be demand for these checks for the foreseeable future. However, the overall volume of checks written in the U.S. has been declining since the 1990s, a trend we expect to continue as payment methods become increasingly digital. The widespread adoption of debit and credit cards, direct deposits, wire transfers, and digital payment platforms, including PayPal®, Apple Pay®, Square®, Zelle®, Venmo®, and cryptocurrencies, has accelerated this shift. The expansion of real-time payment networks, such as the RTP® network and the Federal Reserve’s FedNow® service, is also contributing to the move away from traditional checks.

Additionally, increased reports of check fraud and related publicity may further discourage the use of checks, as consumers and businesses seek alternative payment methods perceived as more secure. This could hasten the transition to digital and electronic payment solutions.

The pace and extent of the shift from checks to digital payments is uncertain and may be influenced by a variety of factors, including regulatory developments, changes in how the Federal Reserve operates or processes payments, advancements in payment technologies, shifts in consumer behavior, and other market dynamics. If we are unable to offset the continuing decline in check usage by acquiring new clients or generating revenue from other sources, our business, cash flows, and financial results could be negatively impacted.

Similarly, demand for business forms has been declining due to ongoing technological advancements. The increasing affordability and capability of computers, printers, and mobile devices has enabled small businesses to manage transactions and recordkeeping without relying on preprinted forms. The proliferation of electronic transaction systems, business software, web-based solutions, mobile applications, and the growing acceptance of electronic signatures have all contributed to the secular decline in printed business forms. The rate at which these alternatives will replace traditional forms is difficult to predict. If small business preferences shift more rapidly than anticipated, and we are unable to develop new products and services with comparable profitability, our operating results may be adversely affected.

Our business relies on our strong and trusted brand, and any failure to maintain, protect, and promote our brand would negatively impact our business.

We have cultivated a strong and trusted brand that has played a significant role in our business success. The continued strength, recognition, and trust associated with our brand are essential for driving customer adoption of our products and services, expanding our market presence, and attracting and retaining skilled employees. In highly competitive markets, brand reputation is a key differentiator, and our ability to maintain and enhance our brand is closely tied to the effectiveness of our marketing initiatives, the consistent delivery of high-quality, secure, and innovative offerings, and our reputation as a trusted technology provider.

If we are unable to effectively maintain, protect, and promote our brand, or if the costs associated with these efforts become excessive, our business, financial condition, and results of operations could be materially and adversely impacted. Negative publicity, regardless of its accuracy, about our company, our business partners, or our employees could damage our reputation and erode customer trust, potentially resulting in the loss of business opportunities and adverse effects on our financial results.

A central element of our brand strategy is fostering trust with our customers by providing a superior customer experience. We have made, and expect to continue making, significant investments in our digital platforms, technology infrastructure, customer service, and operational capabilities to support this objective. However, our ability to deliver a positive customer experience also depends on the performance and reliability of our third-party suppliers, telecommunications providers, and logistics partners. Furthermore, our brand value is closely linked to our ability to safeguard customer data and meet evolving privacy expectations.

Should our brand-building efforts fail to achieve their intended results, or if we are unable to consistently deliver a high-quality customer experience, our ability to attract new customers and retain existing ones could be compromised, which would negatively affect our business, reputation, and financial performance.

Our cost management initiatives may not achieve their intended results and could adversely affect our business.

In response to significant competitive pressures and the ongoing decline in demand for checks and business forms, we have implemented, and expect to continue implementing, various cost management actions to improve our operating efficiency and maintain profitability. These actions often require upfront investments, such as redesigning and streamlining business processes, standardizing technology platforms, optimizing supplier relationships, improving real estate utilization, and providing severance benefits to affected employees. Despite these efforts, there is no assurance that we will realize the anticipated cost savings or that such savings will be achieved without incurring unforeseen or higher-than-expected costs.

Additionally, the pursuit of cost reductions and business simplification may disrupt our operations, hinder our growth strategies, or impact the effectiveness of our sustainability initiatives. For example, process changes or technology standardization could result in temporary inefficiencies or service disruptions, potentially affecting customer satisfaction. Changes to supplier arrangements may also introduce transitional risks or operational challenges.

If we are unable to achieve targeted cost reductions or if the savings generated are insufficient to support necessary investments in our business, our ability to remain competitive could be compromised. Failure to realize expected benefits from these actions may result in increased pressure on our profit margins and limit our capacity to invest in growth and innovation.

Furthermore, an imbalance between cost management efforts and the need to sustain business growth, customer satisfaction, and sustainability could negatively impact our operating results and financial condition.

We may not successfully identify, complete, or integrate acquisitions, or realize their anticipated benefits.

We may, at times, pursue acquisitions. Successfully identifying, completing, and integrating acquisitions involves significant risks and challenges, including the potential failure to achieve expected synergies, integration difficulties, management distraction, loss of customers or key employees, unforeseen costs, and other operational disruptions.

There is no guarantee that we will be able to identify suitable acquisition targets, complete transactions on favorable terms, or realize the anticipated benefits from acquired businesses. Acquisitions may also require additional financing or result in contingent liabilities, increased amortization expense, or asset impairment charges. Any of these outcomes could negatively impact our business, financial condition, and results of operations.

Risks related to divestitures may adversely affect our business and financial results.

We periodically divest businesses that do not align with our strategic objectives, such as the exit from our web hosting business in 2023 and the exit from our payroll and human resources services business in 2024. However, we may not always be able to complete desired divestitures on favorable terms, and losses from sales or lost earnings could negatively impact our profitability. Divestitures may also result in asset impairment charges and other financial impacts.

In addition, divestiture activities can create operational risks, including management distraction, challenges in separating personnel and systems, transition service obligations, potential disputes with buyers, adverse effects on supplier and customer relationships, and regulatory issues. These factors could disrupt our operations and harm our financial condition and results of operations.

OPERATIONAL RISKS

Security breaches, computer malware, or other cyberattacks involving the confidential information we maintain could significantly damage our reputation, expose us to litigation and regulatory actions, and materially harm our business, financial condition, and results of operations.

Information security risks have escalated in recent years due to factors such as the proliferation of new technologies, including emerging AI systems, remote work arrangements, and the growing sophistication of cyber threat actors. We rely on internet-based channels to collect, manage, transmit, and process sensitive information, including customers' financial account and payment details, proprietary business data, and personally identifiable information of consumers, employees, contractors, suppliers, and other business partners. Additionally, our technology-driven services, such as merchant services and remittance processing, are essential to our customers’ business operations. Cybersecurity is a top risk identified by our Enterprise Risk Management (ERM) Committee, as technology-based organizations like ours are particularly vulnerable to targeted attacks seeking to exploit network and system weaknesses. Additional information regarding our ERM Committee is provided in Part I, Item 1C of this report.

The secure and uninterrupted operation of our networks and systems and the protection of the sensitive information they contain is vital to our business operations and strategy. We have implemented a risk-based cybersecurity program, utilizing a defense-in-depth approach with multiple security layers and adherence to the CIA (confidentiality, integrity, and availability) triad model. Despite these measures, our systems and networks remain inherently vulnerable to unauthorized access. A security breach, whether accidental or intentional, could result in unauthorized access to, or misuse of, sensitive information, including personally identifiable or protected health information. Our security measures may be compromised by third-party actions, computer viruses, accidents, or errors by employees or contractors, as well as malicious actions by insiders. Threat actors may circumvent controls and exploit vulnerabilities, leading to the disclosure or misuse of sensitive information.

We depend on numerous third parties, including vendors, developers, and partners, who may have access to our customer or employee data. We have established a vendor security program to assess and manage these risks, and certain third-party relationships are governed by contractual security requirements. However, we cannot fully control the actions of third-party providers, and any cyberattacks or breaches they experience could adversely affect our ability to serve customers or conduct business.

Techniques used to gain unauthorized access, disrupt service, or sabotage systems are constantly evolving, often difficult to detect, and may not be recognized until after an attack occurs. As a result, we may be unable to implement adequate preventive measures. Threat actors may attempt to access our systems through hacking, fraud, social engineering, or other deceptive methods targeting employees and contractors. Our customers and employees have been, and may continue to be, targeted by phishing and other social engineering attacks. To date, these threats have not materially impacted our business or financial results. However, given the increasing threat landscape, our technologies, systems, and networks are likely to be targeted in future attacks, and we cannot guarantee that future incidents will not be material.

Despite our robust cybersecurity systems and processes, there remains a risk that unauthorized parties could bypass our security measures. Such a breach could result in the misappropriation of personal or proprietary information, operational disruptions, damage to our systems or those of our users, and reputational harm. Such events could deter clients and consumers from purchasing our products and services, result in contract terminations, and have widespread impacts if vulnerabilities affect large segments of technology infrastructure. Any of these outcomes would negatively affect our business, financial condition, and results of operations.

In the event of a material information security breach, we may need to devote significant management time and financial resources to respond, remediate, and mitigate the effects. We may not be able to resolve the situation promptly, or at all. Under payment card association rules and our contracts with payment processors, a breach involving payment card information could make us liable for costs associated with issuing new cards and other related expenses. We could also lose our ability to process card payments, resulting in customer loss and difficulty attracting new business.

We may also face costly and time-consuming litigation, government investigations, and enforcement actions. If we are unsuccessful in defending claims related to information security breaches, we may be required to pay damages, penalties, or fines, and our insurance coverage may not fully compensate us for our losses. Contractual provisions with third parties, including cloud service providers, may limit our ability to recover losses resulting from a partner's security breach. Additionally, some of our data, such as consumer credit profiles, is highly regulated, increasing complexity and potential liability in the event of a breach.

International, federal, and state laws and regulations require notification of individuals affected by information security breaches involving personal data, which could be costly. Mandatory disclosure of a breach often leads to negative publicity, potentially eroding client and consumer confidence in our security measures. Publicity about breaches at other companies may also create a perception that e-commerce is not secure, reducing our website traffic, negatively affecting our financial results, and limiting future business opportunities.

Disruptions to our information technology systems or those of key third parties could adversely affect our business and reputation.

Our operations rely on the continuous performance and availability of our information technology systems and those of our third-party service providers. Any disruption, failure, or security breach affecting our websites, transaction and payment processing, network infrastructure, printing production, or customer service operations could result in reputational harm, customer loss, and negative financial impacts. These disruptions may be caused by human error, software or hardware failures, cyberattacks, power outages, telecommunications issues, natural disasters, or other unforeseen events.

Additionally, our ability to deliver products and services depends on the interconnected operations of participants in the global financial system. Disruptions affecting any participant in this system, such as banks, payment processors, or communication networks, could prevent us from completing transactions or providing information, regardless of our own systems’ performance. While we collaborate with other participants to mitigate these risks, we cannot guarantee uninterrupted service.

Although we have invested in robust technology platforms, including cloud-based systems with redundancy and backup capabilities, these safeguards may not prevent all interruptions or data losses. Our disaster recovery plans may not address every scenario, and system failures could result in data loss, additional costs, liability claims, or negative publicity. Frequent or extended outages may cause customers to perceive our services as unreliable and seek alternatives.

Our business interruption insurance may not fully compensate us for losses from such events, and we may face costly and time-consuming claims from affected customers or partners. Any significant disruption to our information technology systems or those of key third parties could materially and adversely affect our business, financial condition, and reputation.

The proliferation of AI and machine learning technologies exposes us to a range of risks that could negatively affect our reputation, the effectiveness of our products and services, and our financial results.

The rapid evolution of generative AI is reshaping the business landscape and also introduces new legal, regulatory, and ethical considerations. AI systems may generate inaccurate, misleading, or harmful outputs, and the lack of transparency surrounding their training data and decision-making processes heightens the risk of unintended consequences, such as bias, errors, or exposure to intellectual property and data privacy issues.

We incorporate AI into certain aspects of our operations, which necessitates ongoing investment in oversight and security measures. As AI capabilities advance, some functions currently performed by our workforce may become automated, potentially reducing the demand for certain of our services. Despite our efforts to implement AI responsibly, we cannot ensure that all associated risks will be foreseen or mitigated, nor can we guarantee that AI-generated results will always be dependable. Misuse of AI, whether intentional or inadvertent, could lead to business interruptions, legal exposure, or damage to our reputation. Furthermore, the regulatory environment for AI is rapidly changing, with new laws and requirements emerging in various jurisdictions.

If we are unable to keep pace with developments in AI technology, or fail to effectively harness AI to enhance our business, we may lose competitive positioning or miss out on expected efficiencies, which could have a negative effect on our business, financial condition, and results of operations.

Reliance on third-party service providers exposes us to operational, financial, and compliance risks.

We rely on external vendors for a range of critical services, including information technology, telecommunications, cloud services, transaction processing, financial clearing, and various outsourced functions such as finance, information technology support, and marketing print fulfillment. Any disruption or failure on the part of these providers, whether caused by human error, technical malfunction, cyber incidents, power failures, natural disasters, or other unexpected events, could hinder our ability to deliver products and services, interrupt our business activities, and negatively impact our financial results.

Although we have established contractual protections and oversight procedures, these measures cannot fully eliminate the possibility of service interruptions or guarantee continuous, reliable performance from our providers. A significant failure by one or more third-party provider could lead to substantial business disruption, customer attrition, reputational harm, and increased expense related to securing alternative solutions. In some cases, replacement services may not be immediately available or may be more expensive.

Additionally, our reliance on third parties limits our direct control over their compliance with applicable laws and regulations, including those governing anti-corruption, labor practices, safety, and environmental standards. Any breach of compliance or operational failure by a service provider could subject us to financial, legal, reputational, and operational risks.

The inability to attract, motivate, and retain key personnel and other qualified employees could adversely affect our business.

Our success depends on our ability to attract, develop, motivate, and retain highly skilled employees and key executives, particularly in a rapidly evolving technological environment. The competition for talent is intense, and the increasing prevalence of remote and flexible work arrangements has added complexity to maintaining our corporate culture and employee engagement. If our workplace environment, policies, or benefits are perceived as less attractive than those of our competitors, we may face challenges in recruiting and retaining qualified personnel.

We have implemented various human capital initiatives, including wellness programs, employee resource groups, and enhanced performance management processes, to support our workforce and succession planning. However, there is no assurance that these efforts will be sufficient to retain key employees or attract new talent. The loss of key personnel, including executive officers, or difficulties in hiring qualified replacements could result in increased labor costs, disruption of business operations, and loss of institutional knowledge.

Any inability to attract, motivate, or retain key personnel and other qualified employees could materially and adversely affect our business, financial condition, and results of operations.

Rising prices and reduced availability of essential materials and services may negatively impact our financial performance.

We face risks associated with the cost and availability of key materials, such as paper, plastics, ink, promotional items, merchant services equipment, and other necessary raw materials. Our reliance on third-party providers for services such as delivery, data supply, and financial clearing also subjects us to potential price fluctuations or supply constraints. Inflationary pressures and supply chain disruptions have resulted in higher costs and reduced availability of some materials and services, and these conditions may persist. If inflation continues and outpaces our ability to raise prices, or if price increases dampen customer demand, our business, financial condition, and operating results could be materially and adversely affected.

Supply chain challenges arising from global instability, changes in trade policies, tariffs, labor shortages, adverse weather events, or financial difficulties among suppliers, could further hinder our ability to obtain materials and services at competitive rates. For example, paper costs represent a significant portion of our expenses, and volatility in paper prices, driven by limited supplier options and declining industry demand, may limit our ability to negotiate favorable pricing.

We also rely on third-party vendors for delivery and outsourced products. Disruptions in these services, such as labor disputes, slowdowns, or increases in postal and fuel costs, may require us to seek alternative providers at higher prices, negatively impacting our margins and results of operations. Financial challenges faced by the U.S. Postal Service that could lead to increased postal rates or reduced delivery scope may further increase our delivery costs and impact our ability to serve customers effectively.

In our Data Solutions segment, changes in laws, regulations, or industry practices could limit our access to vital data sources, impairing our ability to provide effective marketing solutions and potentially reducing our revenue.

Additionally, we depend on financial institutions for clearing services and payment card networks for transaction processing. Increases in fees, competitive dynamics, or regulatory changes affecting interchange rates could increase our operating costs and reduce profitability. If we are unable to secure alternative providers for these services, our ability to process transactions for certain customers may be compromised, negatively impacting our business and cash flows.

Competitive market conditions and contractual arrangements may limit our ability to pass increased costs on to customers. Any of these factors could materially harm our business, financial condition, and results of operations.

Risks related to customer payments and chargebacks could adversely affect our business and financial results.

We are exposed to risks associated with customer payments, including liability for fraudulent transactions, chargebacks, and merchant defaults. Fraudulent activity, such as the use of stolen credit card information or unauthorized electronic payment transactions, may occur on our websites or through our payment processing services. While we have implemented safeguards to detect and prevent fraud, these measures cannot fully eliminate the risk. Any significant increase in payment-related fraud could result in financial losses, reputational harm, and potential penalties from payment card networks for insufficient fraud protection.

We may also be held liable if merchants or other parties fail to deliver goods or services to cardholders, resulting in disputes and chargebacks. If a cardholder dispute is resolved in favor of the customer, the transaction is charged back to the merchant, and the purchase price is refunded to the cardholder. If we are unable to recover the disputed amount from the merchant, due to insolvency, closure, bankruptcy, or other reasons, we bear the loss for the refund.

Although we maintain credit risk management programs, require collateral, and monitor transaction activity to mitigate these risks, defaults by merchants or other parties could result in significant losses. An increase in chargebacks not reimbursed by merchants, or a rise in merchant defaults, could materially and adversely affect our business, financial condition, and results of operations.

Changes to payment card network rules could adversely affect our business and financial results.

As a provider of transaction processing services, we are subject to the operating rules, standards, and requirements of payment card networks such as Visa, Mastercard, and others, either as a registered member or as a service provider for member institutions. These networks regularly update and interpret their rules, which govern areas such as transaction processing, chargebacks, data security, merchant onboarding, and fee structures.

Any changes to, or new interpretations of, these network rules could materially impact our business. For example, modifications to chargeback procedures may limit our ability to contest disputed transactions or increase our exposure to chargeback losses. Changes in fee structures, data security requirements, or merchant onboarding standards could result in higher operating costs, require significant investments in technology or compliance, or restrict our ability to offer certain products and services. In some cases, new or revised rules may conflict with our current business practices, necessitating costly or complex operational adjustments.

Failure to comply with network rules or to adapt to changes in a timely manner could result in penalties, increased costs, reputational harm, or an inability to process transactions through certain networks. Any of these outcomes could materially and adversely affect our business, financial condition, and results of operations.

Dependence on card network registrations and sponsorships could adversely affect our business and financial results.

Our ability to generate revenue from services provided to merchants that accept Visa and Mastercard is contingent upon maintaining ongoing registrations with these card networks, securing sponsorship from financial institutions, and, in some cases, holding direct membership in specific networks. To process Visa and Mastercard transactions, we must either be a direct member or be registered as a merchant processor or service provider, which often requires sponsorship by a member financial institution.

If our sponsoring financial institution in any market ceases to provide sponsorship, we must promptly secure a new sponsor or obtain direct membership with the card networks. Both alternatives may be difficult, time-consuming, and costly. Failure to secure a new sponsor or achieve direct membership could prevent us from offering processing services to affected merchants, resulting in lost revenue and a material adverse impact on our business, financial condition, and results of operations.

Additionally, agreements with our financial institution sponsors may grant them significant discretion over certain business practices, including merchant solicitation, application, qualification procedures, and the terms of merchant agreements. Actions taken by sponsors under these agreements could materially affect our operations and financial results.

Non-compliance with card network requirements by us, our merchants, or independent sales organizations (ISOs) could result in fines, suspension, or termination of our registrations or memberships. If terminated, we would lose the ability to process transactions for affected merchants, which would have a material negative impact on our business. Furthermore, if fines or penalties are imposed due to non-compliance and we are unable to recover these amounts from the responsible merchant or ISO, we may be required to absorb these costs, adversely affecting our results of operations.

LEGAL AND COMPLIANCE RISKS

Governmental regulation is continuously evolving and could adversely affect our business.

We are subject to a complex and continually changing framework of international, federal, state, and local laws and regulations that impact nearly every aspect of our operations. These requirements cover a broad range of areas, including, but not limited to, labor and employment, advertising, taxation, data privacy and security, digital content, consumer reporting and protection, payment processing, e-commerce, real estate, intellectual property, healthcare, environmental compliance, and workplace health and safety. Additionally, new and emerging regulations, such as those targeting climate change and AI, may soon introduce further obligations or restrictions on our business.

The regulatory environment in which we operate is dynamic and can impose significant limitations on our activities. Compliance may require us to alter our business practices, modify or discontinue certain products or services, or implement new systems and processes. These changes could increase our operating costs, reduce our efficiency, or limit our ability to collect, use, or store personal information. In some cases, regulatory changes may also influence customer behavior, which could impact demand for our offerings. The ultimate effect of such changes on our business, financial condition, or results of operations is difficult to predict.

Portions of our business are highly regulated, and our performance is directly affected by applicable laws and industry standards. For example, we must comply with a variety of data protection and privacy laws that require us to implement robust policies and procedures to safeguard consumer information. These laws may restrict how we use or share personal data, and non-compliance could result in significant penalties or reputational harm. Our payment processing activities are also subject to extensive regulation, including rules governing merchant processing, automated clearing house transactions, remote deposit capture, lockbox services, and credit card processing fees. Legislative changes, such as potential caps on credit card processing fees, could negatively impact our revenue, particularly in our Merchant Services segment.

In addition, some of our contracts with financial institution clients impose requirements that exceed those mandated by law, such as stricter confidentiality obligations regarding small business customer data. These contractual and regulatory constraints may limit our ability to pursue certain business opportunities or use information in ways that could benefit our operations. The growing complexity and scope of privacy and cybersecurity regulations may further increase our compliance costs and those of our clients, potentially reducing their willingness or ability to purchase our products and services.

As our reliance on digital channels for sales and marketing grows, we are increasingly affected by laws governing online commerce, mobile applications, search engine marketing, behavioral advertising, privacy, and email communications. New or more restrictive regulations, such as enhanced privacy laws, consumer protection rules targeting “dark patterns,” limitations on search engine marketing, anti-spam laws, or email privacy requirements, could limit our marketing effectiveness, reduce website traffic, or increase customer acquisition costs.

Rising regulatory costs may also prompt financial institutions to exert greater pricing pressure on their suppliers, including us, and could accelerate industry consolidation. Some financial institutions restrict the marketing of add-on services, such as bundled products, fraud protection, or expedited delivery, which may limit our ability to offer these services to end customers. As our offerings become more technologically advanced and regulatory expectations for third-party oversight increase, additional parts of our business may become subject to direct federal regulation or examination. This could further increase our compliance burden, slow the introduction of new products and services, and hinder our ability to respond quickly to market changes.

Litigation and third-party claims can lead to expensive and distracting litigation, operational disruptions, and adverse financial impacts.

We are periodically subject to claims, lawsuits, and other legal proceedings arising from our business operations, including potential class action lawsuits. These matters may relate to a variety of issues, such as employment disputes, alleged breaches of contract, claims of deceptive or unfair business practices, violations of consumer protection statutes, legacy distributor rights, or environmental concerns. In addition, we may be subject to allegations of patent or other intellectual property infringement, including actions brought by non-practicing entities seeking to enforce patent rights. Such claims may not only result in litigation against us, but could also trigger investigations or enforcement actions by federal or state regulatory authorities. As our business continues to expand and diversify, the frequency and complexity of these legal matters may increase.

Regardless of their validity, these claims can be costly and time-consuming to defend, and may divert the attention of management and key personnel from day-to-day business operations. We record accruals for legal matters when we believe a loss is probable and can be reasonably estimated. However, the outcome of litigation and other dispute resolution processes is inherently uncertain, and we may not be able to predict or control the final result. An adverse judgment or settlement in a significant legal matter could require us to pay substantial damages, fines, or legal fees, or could force us to alter our products, services, or business practices in ways that are costly or disruptive.

Any of these outcomes could have a material negative impact on our business, financial condition, and results of operations.

Difficulties in protecting our intellectual property could adversely affect our competitive position and financial results.

We rely on a combination of trademark, copyright, patent, and trade secret laws, as well as confidentiality and licensing agreements, to protect our trademarks, proprietary software, and other intellectual property assets. However, these legal and contractual safeguards may not provide comprehensive or permanent protection. Despite our efforts, third parties may infringe upon, misuse, or misappropriate our intellectual property, or may independently develop products or services that are similar to ours without violating our rights.

Defending and enforcing our intellectual property rights can be complex, costly, and time-consuming. We may be required to invest significant resources in monitoring potential infringements, pursuing legal action, and maintaining the confidentiality of our trade secrets. If we are unable to adequately protect, secure, or enforce our intellectual property rights, we could lose valuable competitive advantages, experience a reduction in revenue, and suffer damage to our brand reputation. Any of these outcomes could negatively impact our business, financial condition, and ability to compete effectively in the marketplace.

FINANCIAL RISKS

Adverse economic conditions could negatively impact our business, financial position, and results of operations.

Our business performance is closely linked to prevailing economic conditions, which influence both business and consumer spending trends. Factors such as inflation, unemployment rates, consumer and business confidence, credit availability, and overall market volatility can significantly affect demand for our products and services. In periods of economic uncertainty or downturn, existing and potential customers may delay, reduce, or forgo purchases, which could negatively impact our revenue and profitability. Persistent inflationary pressures may further erode customer purchasing power, leading to reduced demand for our offerings.

A significant portion of our revenue is generated from small businesses, which are generally more susceptible to economic fluctuations than larger enterprises. Economic downturns may make it more difficult for small businesses to access credit or maintain operations, resulting in lower demand for our products and services. Key factors such as small business confidence, rates of business formation and closure, and credit availability are critical to our financial performance.

Our business also depends on the stability of the financial services industry. Economic stress can lead to financial institutions seeking additional capital, merging, or failing. The loss or consolidation of major financial institution clients could result in reduced revenue, increased credit risk, and potential losses related to prepaid product discounts, accounts receivable, or contract termination payments. Mergers and acquisitions among financial institutions may intensify competitive pressures, as combined entities seek to leverage economies of scale and reduce costs, potentially resulting in pricing pressure and loss of business.

Additionally, global events such as pandemics, geopolitical instability, changes in trade policies, and other disruptions can increase economic uncertainty and negatively affect our business. The long-term impact of such events, including potential recessions, remains unpredictable and could further adversely affect our financial condition and results of operations.

Asset impairment charges have a negative impact on our results of operations.

A substantial portion of our assets is comprised of goodwill, which must be evaluated for impairment at least annually, and more frequently if events or changes in circumstances suggest that the asset's carrying value may not be recoverable. Several factors could lead to a reduction in the fair value of our reporting units, such as unfavorable economic trends, shifts in our business strategy or organizational structure, underperformance of acquired businesses, heightened competition, loss of significant customers, prolonged declines in our stock price, or unexpected reductions in order volumes for our products and services.

Should any of these situations arise, we may be required to recognize impairment charges to write down the value of goodwill or other long-lived assets. These charges could be significant and would negatively impact our consolidated financial results. We have incurred asset impairment charges in the past and may need to record additional charges if similar circumstances occur in the future. Information regarding our 2025 impairment analyses can be found under the caption "Note 7: Fair Value Measurements" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Our existing and future leverage could adversely affect our financial condition and results of operations.

As of December 31, 2025, we had $1.44 billion of outstanding debt. Both we and our subsidiaries may incur additional indebtedness in the future. A high level of indebtedness could have several adverse effects on our business, including:

•Limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, or other corporate purposes;
•Increasing our cash requirements for interest and principal payments, which could reduce funds available for operations, growth initiatives, or other strategic investments;
•Restricting our flexibility to respond to changes in our business, industry, or economic conditions; and
•Heightening our vulnerability to adverse economic or industry developments.

Our credit agreement contains restrictive covenants that impose significant limitations on our operations and financial flexibility. These covenants restrict our ability to pay dividends, repurchase or redeem capital stock, make investments or loans, sell assets, enter into transactions with affiliates, change the nature of our business, or incur additional liens. Such restrictions could limit our ability to pursue business strategies that may be in our long-term best interests.

Our ability to meet our debt obligations depends on our future operating performance, which is subject to economic, financial, and business conditions, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet other cash requirements, we may need to seek additional financing, refinance or restructure existing debt, or reduce or delay planned capital or operating expenditures. There is no assurance that such actions would be successful or available on favorable terms, which could have a material adverse effect on our financial condition and results of operations.

Exposure to interest rate risk from our variable-rate indebtedness could adversely affect our results of operations.

A portion of our outstanding debt, including borrowings under our revolving credit facility, our secured term loan facility, and our receivables financing agreement, is subject to variable interest rates. As of December 31, 2025, $519.4 million of our debt was exposed to changes in prevailing interest rates. Increases in interest rates would result in higher interest expense, which would negatively impact our earnings, reduce cash flows available for working capital, capital expenditures, and other strategic investments, and adversely affect our overall financial condition.

While we actively monitor interest rate trends and may utilize financial instruments or strategies to manage our exposure, there is no assurance that these measures will fully mitigate the impact of rising interest rates. Fluctuations in interest rates are largely beyond our control and could materially and adversely affect our results of operations and ability to achieve our business objectives.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a trusted partner for businesses of all sizes, and we take this responsibility seriously. The secure and continuous operation of our networks and systems, as well as the protection, processing, and confidentiality of sensitive information, is essential to our business operations and strategy. We process records containing confidential data related to individuals and businesses, and as our hosted solutions expand, the volume of personal, critical business, and other sensitive data we store for our customers continues to grow. As a technology-based organization, we are susceptible to targeted cyberattacks that seek to exploit network and system vulnerabilities. A successful cyberattack could result in the unauthorized disclosure or misuse of sensitive information, operational disruptions, reputational damage, and loss of client and consumer trust. Such incidents could also lead to litigation, termination of client contracts, government inquiries, and enforcement actions, any of which could materially and adversely affect our business, prospects, results of operations, and financial position.

To address these risks, we have established a risk-based cybersecurity program dedicated to safeguarding our data and solutions. Our privacy policies, controls, and procedures provide a comprehensive framework for data handling. We employ a defense-in-depth strategy, utilizing multiple security layers and adhering to the CIA (confidentiality, integrity, and availability) triad model. Our information security program is led by our Chief Information Security Officer (CISO) and the Information Security department, which sets policies, standards, and strategies to manage security risk. The CISO, with nearly two decades of experience in information security, oversees the resources to enhance security and reliability features in our products and services, provide employee security training, monitor operations 24/7, and conduct regular reviews and audits against independent security control frameworks. We also perform security maturity assessments and when appropriate, engage third-party consultants, legal advisors, or audit firms to evaluate and test our risk management systems and remediate potential cybersecurity incidents. These assessments inform our annual and multi-year cybersecurity strategies and product security plans.

Our operations depend on several third parties, including vendors, developers, and partners, who may have access to our confidential data about consumers, employees, contractors, suppliers, and other business partners. We conduct due diligence and ongoing monitoring of these third parties' security and business controls to mitigate risks related to data breaches or other security incidents originating from external sources.

Governance of cybersecurity risk is overseen by our Enterprise Risk Management Committee, which includes our Assurance and Risk Advisory Services group, Chief Financial Officer, and Chief Administrative Officer, and which collaborates with our executive leadership team and senior-level staff, including the Chief Compliance Officer and the CISO. The CISO provides periodic updates to the board of directors, ensuring comprehensive risk reviews are conducted and that our cyber risk assessment, practices, and policies are thoroughly discussed with management. Our Assurance and Risk Advisory Services group also delivers periodic updates to the Audit and Finance committee of the board of directors, covering financial and enterprise risks, including cybersecurity.

In the event of a cybersecurity incident, our Cybersecurity Incident Response team follows established incident management plans to coordinate with executive leadership and manage the response. The Chief Executive Officer, Chief Financial Officer, General Counsel, Chief Technology and Digital Officer, CISO, and Chief Compliance Officer are responsible for assessing the materiality of incidents, ensuring required notifications and communications, and determining whether trading restrictions on our common stock by insiders should be imposed prior to public disclosure of a material cybersecurity event. We maintain cybersecurity insurance coverage to help offset costs resulting from cyberattacks, although the coverage may not reimburse all losses.

As of the date of this report, we are not aware of any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition, or that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see Item 1A, "Operational Risks – Security breaches, computer malware, or other cyberattacks involving the confidential information we maintain could significantly damage our reputation, expose us to litigation and regulatory actions, and substantially harm our business, financial condition, and results of operations."

ITEM 2. PROPERTIES

As of December 31, 2025, we operated from 33 facilities located throughout the U.S., as well as two facilities in Canada and one in India. These sites support a range of business functions, including printing and fulfillment, payment processing, customer service call centers, data center operations, and administrative activities. Under our shared services model, many facilities are utilized by multiple business segments to maximize efficiency and resource utilization.

Approximately 20% of our facilities are owned, while the remaining 80% are leased from third parties. In total, our facilities comprise roughly two million square feet of floor space. None of our owned properties are encumbered by mortgages or material liens. We anticipate that, upon expiration, existing leases will be renewed or replaced with suitable alternative locations on acceptable terms. We believe that our properties are well-maintained and sufficient to support our current operational requirements.

ITEM 3. LEGAL PROCEEDINGS

We record provisions for identified claims or lawsuits when it is probable that a liability has been incurred and the loss amount can be reasonably estimated. Claims and lawsuits are reviewed on a quarterly basis, and provisions are taken or adjusted to reflect the current status of each matter. We believe that the reserves recorded in our consolidated financial statements are adequate, considering the probable and estimable outcomes. The recorded liabilities were not material to our financial position, results of operations, or liquidity, and we do not believe that any of the currently identified claims or litigation will have a material impact on our financial position, results of operations, or liquidity upon resolution. However, litigation carries inherent uncertainties, and unfavorable rulings are possible. Should an unfavorable ruling occur, it could have a material adverse effect on our financial position, results of operations, or liquidity in the period of the ruling or in future periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol DLX. Dividends are declared by our board of directors on a quarterly basis, and therefore, are subject to change. As of December 31, 2025, the number of shareholders of record was 4,483, excluding shareholders whose shares were held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. No shares were repurchased under this authorization during the fourth quarter of 2025 and $287.5 million remained available for repurchase as of December 31, 2025.

The table below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return of the S&P MidCap 400 Index and the Dow Jones U.S. Support Services (DJUSIS) Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100
DECEMBER 2025
The graph assumes that $100 was invested on December 31, 2020 in each of Deluxe common stock, the S&P MidCap 400 Index, and the DJUSIS Index, and that all dividends were reinvested.

Prepared by: Zack's Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Index Data: Copyright Dow Jones, Inc. Used with permission. All rights reserved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides a comprehensive overview of our financial condition, results of operations, and key factors affecting our performance. The following sections are included:

•Executive Overview that discusses what we do and our operating results at a high level;
•Consolidated Results of Operations; Restructuring and Integration Expense; and Segment Results that includes a more detailed discussion of our revenue and expenses;
•Cash Flows and Liquidity and Capital Resources that discusses key aspects of our cash flows, financial commitments, capital structure, and financial position; and

•Critical Accounting Estimates that discusses the accounting policies and estimates that require management to make complex judgments and assumptions and their application can have a material impact on our financial condition and results of operations.

Forward-Looking Statements

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please refer to Part I, Item 1A, Risk Factors, for a detailed discussion of known material risks and important information to consider when evaluating our forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. Statements using terms such as “should result,” “believe,” “intend,” “plan,” “expect,” ”anticipate,” “estimate,” “project,” “outlook,” "forecast," and similar expressions are intended to indicate forward-looking statements under the Reform Act.

Use of Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We also present certain non-GAAP financial measures, including free cash flow, net debt, adjusted diluted earnings per share (EPS), consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA), and consolidated adjusted EBITDA margin. We believe that these non-GAAP financial measures, when reviewed alongside GAAP financial measures, can provide additional insight into our operating performance. Consequently, these measures are also used internally for management reporting. Non-GAAP measures should be considered alongside, but not as substitutes for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely solely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not facilitate useful comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the Consolidated Results of Operations section.

Scope of Discussion

The following discussion and analysis focuses on our consolidated financial results for the years ended December 31, 2025 and December 31, 2024. For a comparison of results for the years ended December 31, 2024 and December 31, 2023, please refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (SEC) on February 21, 2025, and is incorporated by reference herein.

We encourage you to read this discussion in conjunction with our consolidated financial statements and related notes in Part II, Item 8 of this report, to gain a full understanding of our financial performance and the factors influencing our results.

EXECUTIVE OVERVIEW

We empower businesses to build stronger customer relationships through a broad range of trusted, technology-enabled solutions designed to facilitate payments, drive growth, and improve operational efficiency. Our comprehensive portfolio includes merchant services solutions, marketing and data analytics, treasury management solutions, and promotional products, as well as customized checks and business forms tailored to our clients’ needs.

We serve a diverse customer base, including small and medium-sized businesses, financial institutions, and some of the world’s leading consumer brands. In addition, we offer checks and related accessories directly to individual consumers. Our extensive reach, scale, and multi-channel distribution network enable us to deliver innovative solutions and reliable support, positioning us as a valued partner to our customers.

Our Strategy

A comprehensive discussion of our strategy is provided in Part I, Item 1 of this report. With our infrastructure modernization largely complete and non-strategic businesses divested, our attention is on growth investments that drive scale and accelerate profit growth ahead of revenue. Our disciplined pricing strategies and rigorous cost management continue to support operational excellence.

Over the past three years, we successfully executed our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio. The positive impact of the North Star program is reflected in our 2025 results, with both adjusted EBITDA and adjusted EBITDA margin increasing year-over-year. These improvements were driven in part by a 3.9% reduction in selling, general and administrative (SG&A) expense. Within our Print segment, our continued focus on driving efficiencies contributed to adjusted EBITDA margin improvement in 2025, despite continued revenue pressures in that business. We also achieved a $76.3 million year-over-year increase in net cash provided by operating activities and reduced total debt by $73.7 million from the previous year-end. These results underscore our commitment to disciplined execution and the creation of long-term shareholder value.

In August 2025, we acquired certain assets of JPMorgan Chase Bank's CheckMatch electronic check conveyance service business for cash payments totalling $24.6 million, approximately half of which was paid at closing and the remainder due in the first quarter of 2026. This acquisition is expected to enhance our market position and extend the scale of our B2B Payments segment.

In February 2026, we entered into an agreement to sell certain assets and liabilities related to the small business distributor channel in our Print segment for approximately $25.0 million, with approximately half paid at closing and the remainder due over the next three years. The sale is expected to close in the first quarter of 2026.

2025 Financial Results

Below are highlights of our financial performance for 2025, compared to the prior year.

•Consolidated revenue – Increased by $11.4 million to $2.13 billion, including a decrease of $10.8 million attributable to business exits. The increase in revenue was mainly due to growth in our data-driven marketing and merchant services businesses. This growth was partially offset by weaker demand for certain of our promotional products, the ongoing secular decline in order volumes for checks, business forms, and various business accessories, as well as the impact of business exits.

•Net income – Increased by $29.3 million to $82.2 million, reflecting the benefits of our pricing strategies and cost management initiatives. The increase also resulted from lower amortization expense, due to accelerated amortization associated with business exits and a trade name intangible asset in 2024, as well as lower acquisition-related amortization in 2025. Restructuring and integration expense also declined, and our data-driven marketing business delivered year-over-year growth, further contributing to the improvement.

These positive factors were partially offset by weaker demand for certain promotional products and the continuing secular declines in the Print segment, inflationary pressures on materials and delivery costs, and the loss of earnings from exited businesses. Additionally, in 2024, we recognized a $31.2 million gain from the sale of businesses and long-lived assets, which did not recur in 2025.
.
•Adjusted EBITDA – Increased $19.4 million to $431.5 million, including the impact of business exits, which drove a $5.6 million decrease year-over-year. The increase in adjusted EBITDA was primarily driven by the benefits of our pricing strategies and cost management initiatives, and growth in data-driven marketing. These positive impacts were partially offset by the weaker demand for certain promotional products, ongoing secular declines in the Print segment, and inflationary cost pressures.

Adjusted EBITDA margin increased to 20.2% in 2025, compared to 19.4% in 2024. The margin improvement was primarily driven by our pricing strategies and cost management initiatives, partially offset by inflationary pressures. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $76.3 million to $270.6 million. Key contributors included the positive impacts of our pricing and cost management actions, lower income tax payments, mainly from foreign operations, reduced performance-based employee bonus payouts, and lower restructuring and integration expenditures. Additional positive impacts came from growth and volume-based rebates in our data-driven marketing business.

These benefits were partially offset by softer demand for certain promotional products, the continuing secular declines in the Print segment, timing variations in accounts receivable and payable, inflationary cost pressures, and the impact of business exits.

•Free cash flow – Increased by $75.3 million to $175.3 million, reflecting the same factors that drove the increase in net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets. A reconciliation of free cash flow to its comparable GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continuously monitor macroeconomic factors that may affect our business, including interest rates, inflation, and global economic trends. As of December 31, 2025, 64% of our debt had a weighted-average fixed interest rate of 8.1%, which provides partial insulation against future interest rate volatility. This approach helps us manage exposure to rising borrowing costs and supports our long-term financial stability.

Inflationary pressures have persisted throughout the year, impacting key components of our cost structure such as labor, logistics, and raw materials. In response, we have implemented targeted price adjustments, particularly within our Print and Merchant Services segments, to help offset increased costs. We remain vigilant as we navigate ongoing global uncertainties, including geopolitical unrest and changes in trade policies, treaties, and tariffs, which have the potential to disrupt supply chains and further elevate costs. To mitigate these risks, we actively manage our supplier relationships, monitor inventory levels, and leverage our purchasing power to minimize potential disruptions. Additionally, ongoing geopolitical unrest has heightened cybersecurity and technology risks, reinforcing our commitment to continued investment in cybersecurity measures and technology infrastructure to safeguard our operations.

We also closely track trends in small business sentiment and consumer discretionary spending, as these factors directly influence demand across our portfolio. Our analysis incorporates data from credit card networks, the Federal Reserve, leading economic forecasters, and our proprietary analytics. Recent indicators point to soft consumer confidence, which has contributed to weaker demand, particularly in discretionary categories such as promotional merchandise. This trend persisted throughout 2025, driven by persistent inflation worries, job insecurity, and the impact of new tariffs. Additionally, we monitor external factors that may affect our customers’ purchasing power, including potential global trade disruptions and geopolitical events. Prolonged economic uncertainty or a downturn in the global economy could adversely affect our financial position, results of operations, and future growth prospects.

Liquidity

As of December 31, 2025, we held cash and cash equivalents of $36.9 million, along with an additional $379.6 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90.0 and $100.0 million in 2026, compared to $95.3 million in 2025, as we continue to invest in innovation and scale our product offerings. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends, which are subject to quarterly approval by our board of directors.

We believe that net cash generated by operations, together with our cash and cash equivalents on hand and available credit, will be sufficient to meet our operating needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed. As of December 31, 2025, we were in compliance with our debt covenants. Additional information regarding our long-term capital requirements and debt maturities can be found in the Cash Flows and Liquidity and Capital Resources sections.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Revenue

(in millions)	2025	2024	Change
Total revenue	$2,133.2	$2,121.8	0.5%
Total revenue increased in 2025 compared to 2024, including the impact of business exits, which reduced revenue by $10.8 million. The increase in revenue was driven by robust demand for our data-driven marketing services, particularly from financial institutions, which contributed a $73.5 million year-over-year improvement. Strategic price increases implemented in response to inflation, particularly within our Print and Merchant Services segments, also supported revenue growth. These positive factors were partially offset by softer demand for certain promotional products, the continued secular decline in order volumes for checks, business forms, and various business accessories, as well as the impact of business exits.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 15: Business Segment Information" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report. Our revenue mix by business segment was as follows:

	2025	2024
Merchant Services	18.7%	18.1%
B2B Payments	13.6%	13.6%
Data Solutions	14.4%	11.0%
Print	53.3%	56.8%
All other	—	0.5%
Total revenue	100.0%	100.0%

Consolidated Cost of Revenue

(in millions)	2025	2024	Change
Total cost of revenue	$1,002.5	$995.3	0.7%
Total cost of revenue as a percentage of total revenue	47.0%	46.9%	0.1 pt.

Cost of revenue primarily includes raw materials for product manufacturing, shipping and handling, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of production and digital assets, residuals paid to independent sales organization (ISOs), and related overhead.

Total cost of revenue increased in 2025 compared to 2024, primarily due to the revenue growth in our data-driven marketing business and ongoing inflationary pressures on materials and delivery costs. These increases were partially offset by softer demand for certain promotional products and the continued secular decline in checks, business forms, and various business accessories in our Print segment. Our cost management initiatives, including volume-based rebates in Data Solutions, also helped mitigate some of the cost increases. Additionally, business exits reduced costs by approximately $11.0 million, including the impact of accelerated amortization expense recognized in 2024.

As a percentage of total revenue, total cost of revenue remained relatively flat in 2025 compared to 2024. Inflationary pressures on our cost structure and a shift in revenue mix toward our lower-margin growth businesses were offset by the benefits of our pricing strategies and cost management actions, as well as the absence of accelerated amortization expense recognized in the prior year.

Consolidated SG&A Expense

(in millions)	2025	2024	Change
SG&A expense	$873.3	$909.2	(3.9%)
SG&A expense as a percentage of total revenue	40.9%	42.9%	(2.0) pt.

SG&A expense decreased in 2025 compared to 2024, primarily as a result of our ongoing cost management initiatives. These included workforce adjustments across multiple functions and the optimization of our marketing and sourcing strategies. Amortization expense also declined, reflecting accelerated amortization expense recognized in 2024 related to a trade name intangible asset, as well as lower acquisition-related amortization expense in 2025. Additionally, bad debt expense decreased $6.7 million year-over-year, mainly within the Print segment, and commission expense declined due to lower Print revenue volumes. These reductions were partially offset by increased medical costs in our Corporate operations, attributable to higher-cost claims that are expected to occur periodically as part of our self-insurance plan.

As a percentage of total revenue, SG&A expense decreased in 2025 compared to 2024, reflecting the impact of our cost management actions and lower amortization and bad debt expense, partially offset by the increase in medical costs.

Restructuring and Integration Expense

(in millions)	2025	2024	Change
Restructuring and integration expense	$19.3	$48.6	(60.3%)

We are actively pursuing initiatives aimed at aligning our business with our growth strategy and enhancing operational efficiency. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Asset Impairment Charges

(in millions)	2025	2024	Change
Asset impairment charges	$5.7	$7.7	(26.0%)

During 2025, we recognized an asset impairment charge related to our decision to exit a joint venture that was established to develop and market a business payment distribution technology platform. During 2024, we recorded goodwill impairment charges associated with our exit from the payroll and human resources services business. Additional details regarding these charges can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Gain on Sale of Businesses and Long-Lived Assets

(in millions)	2025	2024	Change
Gain on sale of businesses and long-lived assets	$—	$31.2	(100.0%)

In 2024, the income recognized was primarily associated with our exit from the payroll and human resources services business, a process that was substantially completed during 2024. Further information can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Interest Expense

(in millions)	2025	2024	Change
Interest expense	$122.0	$123.3	(1.1%)
Weighted-average debt outstanding	1,510.0	1,584.5	(4.7%)
Weighted-average interest rate	7.53%	7.15%	0.38 pt.

Interest expense decreased in 2025 compared to 2024, primarily due to a reduction in average debt outstanding, which outweighed the effect of higher interest rates. Additionally, interest expense in 2024 included a $1.7 million charge related to the retirement of debt as part of our fourth quarter debt refinancing, which did not recur in 2025. Further information regarding the debt refinancing can be found under the caption "Note 12: Debt" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

As of December 31, 2025, our exposure to variable-rate debt remains a key consideration for future interest expense. Based on the amount of variable-rate debt outstanding as of December 31, 2025, a one percentage point change in the weighted-average interest rate would result in a $5.0 million impact on interest expense in 2026.

Income Tax Provision

(in millions)	2025	2024	Change
Income tax provision	$36.9	$23.6	56.4%
Effective tax rate	31.0%	30.8%	0.2 pt.

The effective income tax rate remained consistent in 2025 compared to 2024. In 2025, we experienced lower tax impacts associated with our foreign operations and expense recognized for valuation allowances in 2024. These favorable items were offset by the tax effects related to the surrender of company-owned life insurance policies during 2025, as well as an increase in our effective state income tax rate. Additional details regarding our income tax provision, including a detailed breakdown of the components of our effective income tax rates, can be found under the caption "Note 9: Income Taxes" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

(in millions, except per share amounts)	2025	2024	Change
Net income	$82.2	$52.9	55.4%
Diluted EPS	1.80	1.18	52.5%
Adjusted diluted EPS	3.61	3.29	9.7%

Net income and diluted EPS increased in 2025 compared to 2024, reflecting the combined impact of the factors discussed above. Adjusted diluted EPS also increased year-over-year, primarily driven by the benefits of our pricing strategies and cost management actions, strong growth in our data-driven marketing business, and a reduction in bad debt expense. These positive impacts were partially offset by softer demand for certain promotional products and the ongoing secular declines in our Print segment, inflationary pressures on our cost structure, and higher medical costs. In addition, business exits drove a $0.03 per share decrease year-over-year. A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

Reconciliation of Non-GAAP Financial Measures

Free cash flow – We define free cash flow as net cash provided by operating activities minus purchases of capital assets. We believe free cash flow is useful to both management and investors, as it provides a consistent metric for comparing the cash-generating ability of our operations across periods. It also offers insight into the cash available to support dividends, debt reduction (both mandatory and discretionary), acquisitions, other strategic investments, and share repurchases. However, free cash flow has certain limitations. Not all free cash flow is available for discretionary spending, as we may have mandatory debt repayments and other contractual or regulatory cash requirements that must be satisfied. Despite this limitation, we believe free cash flow is a valuable supplemental measure for evaluating our financial flexibility and our ability to pursue growth opportunities and return capital to shareholders.

Net cash provided by operating activities for the years ended December 31 reconciles to free cash flow as follows:

(in millions)	2025	2024
Net cash provided by operating activities	$270.6	$194.3
Purchases of capital assets	(95.3)	(94.3)
Free cash flow	$175.3	$100.0

Net debt – Net debt is calculated as total debt less cash and cash equivalents. We use net debt to evaluate our financial leverage and overall balance sheet strength. By considering the cash and cash equivalents available to offset outstanding debt, net debt provides a more comprehensive view of our debt burden than total debt alone. However, net debt has certain limitations. Subtracting cash and cash equivalents may imply that these funds are readily available and will be used to reduce debt, which may not reflect management’s actual intentions or liquidity needs. Additionally, net debt may suggest that our debt obligations are lower than the most directly comparable GAAP measure.

Total debt reconciles to net debt as follows as of December 31:

(in millions)	2025	2024
Total debt	$1,429.4	$1,503.1
Cash and cash equivalents	(36.9)	(34.4)
Net debt	$1,392.5	$1,468.7

Adjusted EBITDA and adjusted EBITDA margin – We believe that adjusted EBITDA and adjusted EBITDA margin are metrics that provide meaningful insight into our operating performance. These measures exclude the impact of interest expense, income taxes, depreciation and amortization, and certain other items that may vary for reasons unrelated to current period operating performance. Management uses these measures to evaluate our results of operations, facilitate period-to-period and peer comparisons, and inform strategic decision-making aimed at enhancing performance. We believe that growth in adjusted EBITDA and adjusted EBITDA margin reflects improvement in our operating efficiency and may be indicative of increased enterprise value.

It is important to note that we do not consider adjusted EBITDA to be a measure of liquidity or cash flow. This metric does not reflect cash requirements for interest payments, income taxes, debt service, capital expenditures, or other obligations.

Net income for the years ended December 31 reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

(in millions)	2025	2024
Net income	$82.2	$52.9
Net income attributable to non-controlling interest	(0.1)	(0.1)
Depreciation and amortization expense	137.9	165.5
Interest expense	122.0	123.3
Income tax provision	36.9	23.6
Share-based compensation expense	24.9	19.9
Restructuring and integration expense	20.5	50.5
Asset impairment charges	5.7	7.7
Certain legal and environmental expense	1.5	—
Gain on sale of businesses and long-lived assets	—	(31.2)
Adjusted EBITDA	$431.5	$412.1
Adjusted EBITDA margin	20.2%	19.4%

Adjusted diluted EPS – We believe that adjusted diluted EPS is a valuable metric that provides insight into our operating performance. Adjusted diluted EPS is calculated by excluding the impact of certain non-cash items and other items that we believe are not indicative of core operating results for the current period. By removing these effects, adjusted diluted EPS offers a perspective on the underlying performance of our business and facilitates more consistent comparisons across reporting periods. Management uses adjusted diluted EPS as a key metric to evaluate our operating results, assess performance trends, and inform strategic decision-making. This measure assists both management and investors in analyzing current period results and in assessing potential future performance by focusing on earnings generated from ongoing operations.

It is important to note that while adjusted diluted EPS excludes certain items to enhance comparability, these items may recur in future periods and the amounts recognized may vary significantly.

Diluted EPS for the years ended December 31 reconciles to adjusted diluted EPS as follows:

(in millions, except per share amounts)	2025	2024
Net income	$82.2	$52.9
Net income attributable to non-controlling interest	(0.1)	(0.1)
Net income attributable to Deluxe	82.1	52.8
Acquisition amortization	46.0	55.5
Accelerated amortization	—	16.9
Share-based compensation expense	24.9	19.9
Restructuring and integration expense	20.5	50.5
Asset impairment charges	5.7	7.7
Certain legal and environmental expense	1.5	—
Gain on sale of businesses and long-lived assets	—	(31.2)
Loss on debt retirement	—	1.9
Adjustments, pretax	98.6	121.2
Income tax provision impact of pretax adjustments(1)	(16.6)	(26.7)
Adjustments, net of tax	82.0	94.5
Adjusted income attributable to Deluxe available to common shareholders	$164.1	$147.3

Adjusted weighted-average shares and potential common shares outstanding	45.5	44.7

GAAP diluted EPS	$1.80	$1.18
Adjustments, net of tax	1.81	2.11
Adjusted diluted EPS	$3.61	$3.29

(1) The tax effect of the pretax adjustments reflects the tax treatment and applicable tax rates for each adjustment in the relevant tax jurisdictions. Generally, the resulting tax impact approximates the U.S. effective tax rate applied to each adjustment. However, for certain items, such as share-based compensation expense and gains on sales of businesses, the tax effect is determined by whether the amounts are deductible or taxable in the respective jurisdictions and the applicable effective tax rates in those jurisdictions.

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

We remain committed to executing initiatives that advance our long-term growth strategy and drive operational efficiency. Over the past three years, a significant portion of our restructuring activities were consolidated under the North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio.

The program was structured to balance disciplined cost management with targeted investments to support sustainable growth. On the cost side, we undertook a series of actions to optimize our organizational structure and strengthen our operational infrastructure. These actions included consolidating roles, streamlining management layers, expanding spans of control, and scaling back-office functions. We also leveraged technology and automation to digitize and simplify our operations, while global talent helped us scale back-office functions.

As of December 31, 2025, the material components of the North Star program were complete. The benefits of these initiatives are reflected in our 2025 financial results, with both adjusted EBITDA and adjusted EBITDA margin increasing year-over-year. We also achieved a $76.3 million year-over-year increase in net cash provided by operating activities and reduced total debt by $73.7 million from the previous year-end. We expect that the North Star initiatives implemented throughout 2025 will continue to deliver incremental benefits to our operating results in 2026.

Through December 31, 2025, we incurred approximately $114.0 million in restructuring and integration expense related to the North Star program. These expenses primarily consisted of professional services fees, employee severance, and other restructuring-related costs.

The majority of the employee reductions associated with our restructuring and integration accruals as of December 31, 2025, and the related severance payments, are expected to be completed in mid-2026. As a result of these employee reductions, including those under the North Star program, we realized cost savings of approximately $5.0 million in cost of sales and $15.0 million in SG&A expense during 2025, as compared to 2024. Looking ahead, for those employee reductions included in our restructuring and integration accruals through December 31, 2025, we anticipate additional cost savings of approximately $2.0 million in cost of sales and $13.0 million in SG&A expense during 2026, compared to 2025. However, actual cost savings may be partially or fully offset by increases in labor and other operating costs, including inflationary pressures and continued investments in the business.

Further information regarding restructuring and integration expense can be found under the caption "Note 8: Restructuring and Integration Expense" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

SEGMENT RESULTS

We operate four reportable segments: Merchant Services, B2B Payments, Data Solutions, and Print. Our segments are generally organized by product and service type and reflect the way we manage the business. The financial information presented below is consistent with that presented under the caption “Note 15: Business Segment Information” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report, where information regarding revenue for our various product and service offerings can also be found.

Merchant Services

Results for our Merchant Services segment were as follows:

(in millions)	2025	2024	Change
Total revenue	$398.6	$384.0	3.8%
Adjusted EBITDA	85.9	78.5	9.4%
Adjusted EBITDA margin	21.6%	20.4%	1.2 pt.

Total revenue increased in 2025 compared to 2024, driven by a combination of factors, including higher transaction volumes from government clients and our banking channel and targeted pricing actions. These positive drivers were partially offset by ongoing economic uncertainty, which continued to exert pressure on discretionary spending in certain customer channels.

Adjusted EBITDA and adjusted EBITDA margin also improved in 2025 compared to 2024, as the benefits from targeted price increases and cost management initiatives more than compensated for the impact of changes in channel mix. Specifically, while growth in lower-margin channels tempered overall margin expansion, disciplined expense control and operational efficiencies supported profitability.

Our portfolio remains well-positioned, encompassing a diversified mix of both traditional discretionary and less discretionary spending categories. This diversification helps mitigate risk associated with shifts in consumer behavior. Nevertheless, we continue to closely monitor consumer spending trends and broader economic indicators, as these factors may influence transaction volumes and channel performance in future periods.

B2B Payments

Results for our B2B Payments segment were as follows:

(in millions)	2025	2024	Change
Total revenue	$290.5	$287.9	0.9%
Adjusted EBITDA	64.4	57.1	12.8%
Adjusted EBITDA margin	22.2%	19.8%	2.4 pt.

Total revenue increased in 2025 as compared to 2024, driven by the successful onboarding of new clients, the implementation of modest price increases designed to counteract inflationary pressures, and growth in digital payments. The growth in revenue reflects our continued focus on expanding our customer base and optimizing our pricing strategy in response to evolving market dynamics. These impacts were partially offset by lower volumes in lockbox and receivables processing. We continue to evolve our product portfolio by accelerating the transition toward digital solutions, as evidenced by the ongoing rollout of our Deluxe Payment Network capabilities.

Adjusted EBITDA and adjusted EBITDA margin also increased in 2025 as compared to 2024, largely attributable to our pricing strategies and ongoing cost management actions. Notably, we realized significant operational efficiencies within our lockbox processing operations through process automation and workforce optimization, which contributed to margin expansion and helped mitigate the effects of volume pressures.

Data Solutions

Results for our Data Solutions segment were as follows:

(in millions)	2025	2024	Change
Total revenue	$307.3	$234.0	31.3%
Adjusted EBITDA	86.4	60.5	42.8%
Adjusted EBITDA margin	28.1%	25.9%	2.2 pt.

Total revenue increased in 2025 as compared to 2024, driven by strong demand for our customer acquisition marketing activities, particularly from our financial institution partners. In addition, we added new clients in various other industry verticals, further contributing to the revenue growth.

Adjusted EBITDA also increased in 2025 as compared to 2024, primarily driven by the increase in data-driven marketing volume and the continued execution of our cost management initiatives. Our participation in volume-based rebate programs in 2025 provided incremental margin benefits. Adjusted EBITDA margin increased in 2025 as compared to 2024, benefitting from a more favorable mix of clients and campaigns, as well as the benefits of our cost management initiatives and the volume-based rebate programs.

Looking ahead, while we expect continued benefits from our cost management initiatives and client diversification, we do not anticipate the same level of margin contribution from rebate programs in 2026. We remain focused on sustaining profitable growth through ongoing innovation, expansion into new market segments, and disciplined expense management.

Print

Results for our Print segment were as follows:

(in millions)	2025	2024	Change
Total revenue	$1,136.8	$1,205.1	(5.7%)
Adjusted EBITDA	366.9	376.6	(2.6%)
Adjusted EBITDA margin	32.3%	31.3%	1.0 pt.

Total revenue decreased in 2025 as compared to 2024, mainly due to reduced demand for promotional products, which reflected broader market softness in this category. Additionally, the ongoing secular decline in order volumes for checks, business forms, and various business accessories contributed to the decrease, although check revenue remained relatively resilient, decreasing 1.8% year-over-year. These revenue declines were partially offset by our pricing strategies implemented to address inflationary pressures.

Adjusted EBITDA also decreased in 2025 as compared to 2024, largely attributable to the lower revenue and inflationary pressures affecting material and delivery costs. Despite these pressures, we continued to execute our cost management initiatives, which included disciplined operating expense control and ongoing process efficiency improvements. These actions helped to partially offset the adverse impacts of the revenue pressures. Additionally, bad debt expense improved year-over-year, reflecting enhanced credit management practices.

Adjusted EBITDA margin increased in 2025 as compared to 2024, as the positive effects of our pricing actions and cost management initiatives, a shift in revenue mix toward higher-margin check products, and lower bad debt expense more than offset the impact of inflationary cost pressures.

CASH FLOWS AND LIQUIDITY
As of December 31, 2025, we held cash and cash equivalents of $36.9 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $276.1 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part II, Item 8 of this report.

(in millions)	2025	2024	Change
Net cash provided by operating activities	$270.6	$194.3	$76.3
Net cash used by investing activities	(131.7)	(69.8)	(61.9)
Net cash used by financing activities	(136.8)	(267.2)	130.4
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1.7	(6.1)	7.8
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$3.8	$(148.8)	$152.6
Free cash flow(1)	$175.3	$100.0	$75.3

(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Cash provided by operating activities increased by $76.3 million as compared to 2024. Key contributors included the positive impacts of our pricing and cost management actions, lower income tax payments, mainly from foreign operations, reduced performance-based employee bonus payouts, and lower restructuring and integration expenditures. Additional positive impacts came from growth and volume-based rebates in our data-driven marketing business. These benefits were partially offset by softer demand for certain promotional products, the continuing secular declines in the Print segment, timing variations in accounts receivable and payable, inflationary cost pressures, and the impact of business exits.

Included in net cash provided by operating activities were the following operating cash outflows:

(in millions)	2025	2024	Change
Interest payments	$111.6	$117.8	$(6.2)
Income tax payments, net of refunds received	30.9	46.4	(15.5)
Prepaid product discount payments	29.2	29.8	(0.6)
Performance-based employee cash bonuses(1)	24.4	39.0	(14.6)
Severance payments	10.3	10.3	—

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities increased by $61.9 million as compared to 2024. The increase was primarily driven by a residual commission buy-out in the fourth quarter of 2025 in our Merchant Services segment, higher proceeds in the prior year from the exit of our payroll and human resources services business, and a payment made in the third quarter of 2025 for the acquisition of certain assets of JPMorgan Chase Bank's CheckMatch electronic check conveyance service business.

Net cash used by financing activities decreased by $130.4 million as compared to 2024, driven by changes in settlement processing obligations during each period, including the impact of our exit from the payroll and human resources services business during 2024. Additionally, payments of $15.2 million in 2024 for debt issuance costs related to our debt refinancing contributed to the decrease.

Significant investing and financing cash transactions for each period were as follows:

(in millions)	2025	2024	Change
Purchases of capital assets	$(95.3)	$(94.3)	$(1.0)
Net change in debt	(77.5)	(82.3)	4.8
Cash dividends paid to shareholders	(55.2)	(54.2)	(1.0)
Residual commission buy-out	(36.0)	—	(36.0)
Payment for acquisition	(12.1)	—	(12.1)
Payments for debt issuance costs	(0.6)	(15.2)	14.6
Net change in settlement processing obligations	2.2	(108.0)	110.2
Proceeds from sale of businesses and long-lived assets	2.0	23.3	(21.3)

When assessing our liquidity and capital resource requirements, we consider a range of factors, including scheduled debt service, lease obligations, other contractual commitments, and contingent liabilities. Detailed information regarding the maturities of our long-term debt, operating and finance lease obligations, and contingent liabilities can be found in the Notes to Consolidated Financial Statements under the captions "Note 12: Debt," "Note 13: Leases," and "Note 14: Other Commitments and Contingencies," located in Part II, Item 8 of this report.

In addition to these obligations, we have entered into multi-year agreements with third-party service providers, primarily for information technology services such as cloud computing and professional services, as well as contracts for outsourced operations, data procurement, and payment acceptance services. These contracts commit us to payments totaling approximately $210.0 million, with approximately $70.0 million due in 2026, $60.0 million due in 2027, and the remainder due through 2030. We anticipate that capital expenditures will be between $90.0 and $100.0 million in 2026, compared to $95.3 million in 2025, as we continue to invest in innovation and scale our product offerings.

As of December 31, 2025, we held cash and cash equivalents of $36.9 million and had $379.6 million of available borrowing capacity under our revolving credit facility. We believe that net cash generated by operations, together with our cash and cash equivalents on hand and available credit, will be sufficient to meet our operating needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed.

CAPITAL RESOURCES

As of December 31, 2025, the principal amount of our debt obligations was $1.44 billion, compared to $1.52 billion as of December 31, 2024. Our capital structure for each period was as follows:

	December 31, 2025		December 31, 2024
(in millions)	Amount	Period-end interest rate	Amount	Period-end interest rate	Change
Fixed interest rate	$925.0	8.1%	$925.0	8.1%	$—
Floating interest rate	519.4	5.8%	596.9	7.2%	(77.5)
Total debt principal	1,444.4	7.3%	1,521.9	7.7%	(77.5)
Shareholders’ equity	680.7		620.9		59.8
Total capital	$2,125.1		$2,142.8		$(17.7)

As of December 31, 2025, total commitments under our revolving credit facility were $400.0 million, with $379.6 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption "Note 12: Debt” in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of December 31, 2025, $287.5 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part II, Item 8 of this report.

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

In some cases, we could have reasonably used different accounting estimates and in other cases, changes in the accounting estimates are likely to occur from period to period. Therefore, actual results may differ from our estimates. Significant estimates and judgments are reviewed by management on an ongoing basis and by the Audit and Finance Committee of our board of directors at the end of each quarter.

Revenue Recognition

Revenue recognition is a critical accounting estimate that requires significant management judgment, particularly in the context of complex customer contracts and variable consideration arrangements. We recognize revenue when control of goods or services is transferred to our customers, which generally occurs upon shipment for tangible products or as services are performed. Product revenue is primarily generated by our Print segment. Shipping and handling amounts billed to customers are included in revenue, while the related costs are recorded in cost of products. Sales tax collected from customers is excluded from revenue.

Certain financial institution contracts include prepaid product discounts, which are cash payments made to clients and recorded as other non-current assets on the consolidated balance sheets. These amounts, with a balance of $29.8 million as of December 31, 2025, are amortized as reductions of revenue on the straight-line basis over the contract term, requiring management to estimate the appropriate amortization period and monitor contract performance.

For arrangements involving third parties, we assess whether we act as principal or agent. When we control the specified good or service before transfer to the customer, we recognize revenue on a gross basis. When another party controls the good or service, we recognize revenue on a net basis, limited to any fee or commission earned. We sell certain products and services through a network of distributors and have determined that we are the principal in these transactions, recording revenue for the gross amount of consideration. Within Merchant Services, we present revenue net of the interchange fees retained by the card issuing financial institutions and the fees charged by the payment networks. The assessment of whether to report revenue on a gross or net basis requires judgment and an evaluation of specific contract terms.

Sales commissions and other contract acquisition costs related to check supply, treasury management solutions, and merchant services contracts are capitalized as other non-current assets. These amounts, which totaled $17.1 million as of December 31, 2025, are amortized as SG&A expense on the straight-line basis over the expected period of benefit, generally ranging from two to five years. Contract acquisition costs with an amortization period of one year or less are expensed as incurred. When recording these costs, we must estimate the expected benefit period, which may require reassessment if contract terms or customer relationships change.

Revenue recognition for certain data-driven marketing contracts involves estimating variable consideration, such as performance-based fees. We recognize revenue for variable consideration as services are rendered, based on the most likely amount expected to be realized. This estimate is inherently subjective and requires management to make assumptions about future campaign performance and consumer behavior. As of December 31, 2025, the related amount of conditional contract assets was $19.0 million and was included in revenue in excess of billings on the consolidated balance sheet. Typically, the final amount of consideration is determined within three to four months. We regularly review and update our estimates as additional information becomes available.

While we believe our estimates and judgments are reasonable and consistently applied, changes in assumptions or actual results could impact the timing and amount of revenue recognized. We do not currently expect that revisions to our estimates will have a material effect on our results of operations, financial position, or cash flows.

Goodwill Impairment

Goodwill represents a significant portion of our assets, totalling $1.42 billion, or 49.7% of our total assets, as of December 31, 2025. We evaluate goodwill for impairment at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill is assigned to our reporting units, which are determined based on the components of our operating segments that constitute businesses for which discrete financial information is available and regularly reviewed by management. Components of an operating segment are aggregated to form a reporting unit if they have similar economic characteristics. We periodically reassess our reporting units to ensure they reflect the current structure and management of our business.

During our annual goodwill impairment analysis, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This assessment considers a range of factors, including macroeconomic conditions, industry and market trends, cost factors, and the financial performance of each reporting unit. If the qualitative assessment indicates potential impairment, or if we elect to bypass the qualitative step, we proceed with a quantitative analysis.

For the 2025 annual impairment test, we performed quantitative analyses for our Merchant Services and Treasury Management reporting units. These analyses indicated that the estimated fair values of these reporting units exceeded their carrying values. Qualitative assessments were completed for the remaining reporting units, considering factors such as current economic and industry conditions, recent financial performance, and the most recent quantitative analyses from prior periods. Based on these assessments, we concluded that no changes in events or circumstances suggested it was more likely than not that the fair value of any reporting unit was less than its carrying amount. Based on these assessments, no goodwill impairment charges were recorded in 2025.

When a quantitative analysis is performed, we compare the carrying value of the reporting unit, including goodwill, to its estimated fair value. The carrying value is based on the assets and liabilities associated with the reporting unit's operations, often requiring the allocation of shared and corporate items among reporting units. In estimating the fair value of each reporting unit, we use a discounted cash flow model. This approach involves significant management judgment, including the projection of future revenues, EBITDA margins, and terminal growth rates, as well as the selection of an appropriate discount rate reflecting our weighted-average cost of capital, and the allocation of shared and corporate expenses. We corroborate the aggregate fair values of our reporting units with our consolidated market capitalization to ensure the reasonableness of our estimates.

Significant judgment is involved in estimating future cash flows and selecting key assumptions. Changes in these assumptions, such as lower-than-expected revenue growth, margin compression, higher discount rates, or adverse changes in market conditions, could materially impact the estimated fair values and result in future impairment charges.

During 2024, we substantially completed our exit from the payroll and human resources services business, which constituted a separate reporting unit. As a result of this strategic shift, we recorded goodwill impairment charges totaling $7.7 million in the third and fourth quarters of 2024, reflecting the diminished cash flow prospects of this business.

Given the inherent uncertainty in forecasting future results and market conditions, actual outcomes may differ from our estimates. Factors such as a sustained decline in our stock price, adverse economic trends, changes in business strategy, loss of significant customers, increased competition, or accelerated declines in order volume for checks or business forms could result in additional impairment charges for goodwill or other assets in future periods.

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

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of December 31, 2025, we also had outstanding $475.0 million of 8.0% senior unsecured notes and $450.0 million of 8.125% senior secured notes. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.3% and 8.6%, respectively.

Our credit agreement matures on February 1, 2029, at which point any outstanding amounts under the revolving credit facility must be repaid. The term loan facility requires periodic principal payments through December 2028, with the remaining balance due on February 1, 2029. The senior unsecured notes are scheduled to mature in June 2029, while the senior secured notes will mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will also mature on that date. The accounts receivable financing arrangement matures in December 2028. Quantitative information regarding the maturities of our long-term debt can be found under the caption "Note 12: Debt" in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this report.

As of December 31, 2025, our total debt outstanding was as follows:

(in millions)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$437.8	$441.4	5.9%
Senior unsecured notes	470.5	483.3	8.0%
Senior secured notes	443.1	474.1	8.1%
Securitization obligations	65.0	65.0	5.5%
Amounts drawn on senior secured revolving credit facility	13.0	13.0	5.9%
Total debt	$1,429.4	$1,476.8	7.3%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $15.0 million.

(2) For the amounts outstanding under our credit facility agreement and accounts receivable financing arrangement, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

Based on the amount of variable-rate debt outstanding as of December 31, 2025, a one percentage point change in the weighted-average interest rate would result in a $5.0 million impact on interest expense in 2026.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Deluxe Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Deluxe Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Notes 1 and 15 to the consolidated financial statements, product and service revenue of $1,138 million and $995 million, respectively, for the year ended December 31, 2025, are disaggregated by eight product and service offerings including checks, merchant services solutions, data-driven marketing, forms and other business products, treasury management solutions, promotional solutions, other payment solutions, and other web-based solutions. Product revenue is recognized when control of tangible goods is transferred to customers, typically upon shipment, and service revenue is primarily recognized when services are performed. The amount of revenue recognized reflects the consideration the Company expects to receive.

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

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 13, 2026

We have served as the Company’s auditor since 2001.

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS

(in millions, except share par value)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36.9	$34.4
Settlement processing assets	273.6	271.9
Trade accounts receivable, net of allowance for credit losses	187.6	174.1
Inventories and supplies, net of reserve	33.5	36.4
Prepaid expenses	33.3	32.7
Revenue in excess of billings	30.8	26.7
Other current assets	70.1	35.4
Total current assets	665.8	611.6
Goodwill	1,422.8	1,422.7
Intangibles, net of accumulated amortization	348.4	331.1
Property, plant and equipment, net of accumulated depreciation	101.0	111.6
Operating lease assets	43.0	49.4
Long-term investments	26.4	61.0
Deferred income taxes	1.8	7.0
Other non-current assets	254.4	236.6
Total assets	$2,863.6	$2,831.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161.3	$164.9
Settlement processing obligations	275.0	273.9
Accrued liabilities	190.6	149.6
Current portion of long-term debt	16.3	37.1
Total current liabilities	643.2	625.5
Long-term debt	1,413.1	1,466.0
Operating lease liabilities	39.8	49.0
Deferred income taxes	27.0	2.1
Other non-current liabilities	59.8	67.5
Commitments and contingencies (Notes 9, 13 and 14)
Shareholders’ equity:
Common shares $1 par value (authorized: 500.0 shares; outstanding: December 31, 2025 – 45.0; December 31, 2024 – 44.3)	45.0	44.3
Additional paid-in capital	138.0	117.1
Retained earnings	515.9	489.2
Accumulated other comprehensive loss	(18.5)	(29.9)
Non-controlling interest	0.3	0.2
Total shareholders’ equity	680.7	620.9
Total liabilities and shareholders’ equity	$2,863.6	$2,831.0

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in millions, except per share amounts)	2025	2024	2023
Product revenue	$1,137.8	$1,205.4	$1,257.6
Service revenue	995.4	916.4	934.7
Total revenue	2,133.2	2,121.8	2,192.3
Cost of products	(429.2)	(455.1)	(486.0)
Cost of services	(573.3)	(540.2)	(543.6)
Total cost of revenue	(1,002.5)	(995.3)	(1,029.6)
Selling, general and administrative expense	(873.3)	(909.2)	(956.1)
Restructuring and integration expense	(19.3)	(48.6)	(78.2)
Asset impairment charges	(5.7)	(7.7)	—
Gain on sale of businesses and long-lived assets	—	31.2	32.4
Operating income	232.4	192.2	160.8
Interest expense	(122.0)	(123.3)	(125.6)
Other income, net	8.7	7.6	4.6
Income before income taxes	119.1	76.5	39.8
Income tax provision	(36.9)	(23.6)	(13.6)
Net income	82.2	52.9	26.2
Net income attributable to non-controlling interest	(0.1)	(0.1)	(0.1)
Net income attributable to Deluxe	$82.1	$52.8	$26.1
Basic earnings per share	$1.83	$1.20	$0.60
Diluted earnings per share	1.80	1.18	0.59

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions)	2025	2024	2023
Net income	$82.2	$52.9	$26.2
Other comprehensive income (loss), net of tax:
Postretirement benefit plans:
Net actuarial gain arising during the year	10.5	3.1	6.3
Less reclassification of amounts to net income:
Amortization of prior service credit	(1.0)	(1.0)	(1.0)
Amortization of net actuarial loss	0.7	1.1	1.8
Postretirement benefit plans	10.2	3.2	7.1
Interest rate swaps:
Unrealized gain (loss) arising during the year	—	2.3	(0.5)
Reclassification of realized gain to net income	—	(2.0)	(2.4)
Interest rate swaps	—	0.3	(2.9)
Debt securities:
Unrealized holding loss arising during the year	—	—	(0.2)
Reclassification of realized loss to net income	—	—	1.1
Debt securities	—	—	0.9
Foreign currency translation adjustment:
Unrealized foreign currency translation gain (loss) arising during the year	1.2	(3.4)	1.3
Reclassification of foreign currency translation loss to net income	—	—	0.9
Foreign currency translation adjustment	1.2	(3.4)	2.2
Other comprehensive income	11.4	0.1	7.3
Comprehensive income	93.6	53.0	33.5
Comprehensive income attributable to non-controlling interest	(0.1)	(0.1)	(0.1)
Comprehensive income attributable to Deluxe	$93.5	$52.9	$33.4

Income tax (expense) benefit of other comprehensive income (loss) included in above amounts:
Postretirement benefit plans:
Net actuarial gain arising during the year	$(3.8)	$(1.2)	$(2.3)
Less reclassification of amounts to net income:
Amortization of prior service credit	0.4	0.4	0.4
Amortization of net actuarial loss	(0.1)	(0.2)	(0.5)
Postretirement benefit plans	(3.5)	(1.0)	(2.4)
Interest rate swaps:
Unrealized gain (loss) arising during the year	—	(0.8)	0.2
Reclassification of realized gain to net income	—	0.7	0.9
Interest rate swaps	—	(0.1)	1.1
Debt securities:
Unrealized holding loss arising during the year	—	—	0.1
Reclassification of realized loss to net income	—	—	(0.4)
Debt securities	—	—	(0.3)
Total net tax expense	$(3.5)	$(1.1)	$(1.6)
See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2022	43.2	$43.2	$79.2	$518.6	$(37.3)	$0.5	$604.2
Net income	—	—	—	26.1	—	0.1	26.2
Cash dividends ($1.20 per share)	—	—	—	(53.5)	—	—	(53.5)
Common shares issued, net of tax withholding	0.5	0.5	(0.3)	—	—	—	0.2
Employee share-based compensation	—	—	20.2	—	—	—	20.2
Other comprehensive income	—	—	—	—	7.3	—	7.3
Balance, December 31, 2023	43.7	43.7	99.1	491.2	(30.0)	0.6	604.6
Net income	—	—	—	52.8	—	0.1	52.9
Cash dividends ($1.20 per share)	—	—	—	(54.8)	—	—	(54.8)
Common shares issued, net of tax withholding	0.6	0.6	(1.9)	—	—	—	(1.3)
Employee share-based compensation	—	—	19.9	—	—	—	19.9
Other comprehensive income	—	—	—	—	0.1	—	0.1
Dividend paid to non-controlling interest	—	—	—	—	—	(0.5)	(0.5)
Balance, December 31, 2024	44.3	44.3	117.1	489.2	(29.9)	0.2	620.9
Net income	—	—	—	82.1	—	0.1	82.2
Cash dividends ($1.20 per share)	—	—	—	(55.4)	—	—	(55.4)
Common shares issued, net of tax withholding	0.7	0.7	(4.0)	—	—	—	(3.3)
Employee share-based compensation	—	—	24.9	—	—	—	24.9
Other comprehensive income	—	—	—	—	11.4	—	11.4
Balance, December 31, 2025	45.0	$45.0	$138.0	$515.9	$(18.5)	$0.3	$680.7

See Notes to Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$82.2	$52.9	$26.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	116.2	143.3	146.3
Depreciation	21.7	22.2	23.4
Amortization of prepaid product discounts	32.5	35.2	33.4
Deferred income taxes	26.5	(20.4)	(31.9)
Employee share-based compensation expense	24.9	19.9	20.5
Amortization of cloud computing arrangement implementation costs	15.4	16.5	15.7
Operating lease expense	14.5	18.3	18.8
Asset impairment charges	5.7	7.7	—
Gain on sale of businesses and long-lived assets	—	(31.2)	(32.4)
Other non-cash items, net	22.1	38.8	35.7
Changes in assets and liabilities:
Trade accounts receivable	(19.9)	3.5	7.4
Inventories and supplies	2.7	2.5	6.3
Other current and non-current assets	(20.5)	(35.2)	(1.8)
Accounts payable	(3.9)	10.5	4.9
Prepaid product discount payments	(29.2)	(29.8)	(28.5)
Other accrued and non-current liabilities	(20.3)	(60.4)	(45.6)
Net cash provided by operating activities	270.6	194.3	198.4
Cash flows from investing activities:
Purchases of capital assets	(95.3)	(94.3)	(100.7)
Residual commission buy-out	(36.0)	—	—
Payment for acquisition	(12.1)	—	—
Proceeds from company-owned life insurance policies	5.8	1.5	5.9
Proceeds from sale of businesses and long-lived assets	2.0	23.3	53.6
Proceeds from sale of settlement processing asset debt securities	—	—	8.0
Other	3.9	(0.3)	(10.1)
Net cash used by investing activities	(131.7)	(69.8)	(43.3)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	441.3	1,807.6	583.5
Payments on long-term debt and swingline loans	(518.8)	(1,889.9)	(638.7)
Payments for debt issuance costs	(0.6)	(15.2)	—
Cash dividends paid to shareholders	(55.2)	(54.2)	(53.3)
Net change in settlement processing obligations	2.2	(108.0)	79.1
Other	(5.7)	(7.5)	(8.3)
Net cash used by financing activities	(136.8)	(267.2)	(37.7)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	1.7	(6.1)	3.2
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	3.8	(148.8)	120.6
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	309.2	458.0	337.4
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of year (Note 3)	$313.0	$309.2	$458.0
See Notes to Consolidated Financial Statements

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

Nature of operations – We empower businesses to build stronger customer relationships through a broad range of trusted, technology-enabled solutions designed to facilitate payments, drive growth, and improve operational efficiency. Our comprehensive portfolio includes merchant services, marketing and data analytics, treasury management solutions, and promotional products, as well as customized checks and business forms tailored to our clients’ needs. We serve a diverse customer base, including small and medium-sized businesses, financial institutions, and some of the world’s leading consumer brands. In addition, we offer checks and related accessories directly to individual consumers. Our products and services are delivered through four business segments, primarily catering to clients and customers across North America.

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

Comparability – The consolidated statements of cash flows for the years ended December 31, 2024 and 2023 have been modified to conform to the current year presentation. Within net cash provided by operating activities, payments for cloud computing arrangement implementation costs are included in other current and non-current assets. Previously, these payments were presented separately. Within net cash used by investing activities, proceeds from company-owned life insurance policies are presented separately. Previously, these amounts were included in other.

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

Cash and cash equivalents – We classify all cash on hand and other highly liquid investments with original maturities of three months or less as cash and cash equivalents. The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate their fair value. Occasionally, checks issued by us but not yet presented to the banks for payment may result in negative book cash balances. These book overdrafts are included in accounts payable on the consolidated balance sheets and were not material as of December 31, 2025 or December 31, 2024.

Settlement processing assets and obligations – In connection with our merchant services operations, we facilitate the processing of internet-based transactions and credit card payments on behalf of our clients. As part of these activities, we temporarily hold funds received from payment networks before remitting them to merchants, effectively acting as a custodian for these amounts. Similarly, within our treasury management cash receipt processing business, we receive daily cash inflows on behalf of clients and transfer the applicable amounts to them on the following business day. Certain customer agreements impose legal restrictions on the use of these funds, requiring us to segregate and maintain them exclusively for settlement purposes.

On our consolidated balance sheets, these funds are reported as settlement processing assets and consist of cash and a money market fund investment. The corresponding amounts payable to merchants and clients are presented as settlement processing obligations. Income earned from the investment of settlement processing assets is recognized as revenue on the consolidated statements of income. For each of the past three fiscal years, this investment income has been immaterial to our consolidated results.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade accounts receivable – Trade accounts receivable are initially recorded at the invoiced amount when goods or services are sold to customers. This also includes amounts due for products shipped and services rendered, but not yet invoiced due to timing (i.e., unbilled receivables). Our trade accounts receivable do not bear interest. They are presented net of the allowance for credit losses, which is a valuation account deducted from the asset's amortized cost basis to reflect the net amount expected to be collected. Accounts are charged off against the allowance when we determine that their uncollectibility is confirmed. The timing for writing off uncollected accounts varies by customer type but generally does not exceed one year from the receivable's due date.

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

Inventories and supplies – Inventories are valued at the lower of cost or net realizable value. Cost is determined using moving average and standard costs, which approximate the first-in, first-out method of accounting. We regularly review our inventory levels and record provisions for excess and/or obsolete inventory based on historical usage and future demand forecasts. If there is a significant change in the timing or level of demand for our products compared to our estimates, additional reserves may be required. This would necessitate an adjustment to the reserve for excess or obsolete inventory, resulting in a charge to net income during the period of the change. Charges for inventory write-downs are included in cost of products on the consolidated statements of income. Once inventories are written down, they are carried at this lower cost basis until they are sold or scrapped.

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

Impairment of goodwill – We evaluate the carrying value of goodwill at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) an adverse change in market conditions indicative of a decline in the fair value of the assets, (4) a change in our business strategy, or (5) an adverse action or assessment by a regulator. Information regarding the results of our goodwill impairment analyses can be found in Note 7.

To assess goodwill for impairment, it is assigned to individual reporting units. Identification of reporting units involves analyzing the components of our operating segments, considering factors such as the manner in which we operate our business and the availability of discrete financial information. Components of an operating segment are aggregated to form a reporting unit if they have similar economic characteristics. We periodically reassess our reporting units to ensure they reflect the current structure and management of our business.

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

When a quantitative analysis is performed, we compare the carrying value of the reporting unit, including goodwill, to its estimated fair value. We utilize a discounted cash flow (DCF) model to calculate the estimated fair value of a reporting unit. This approach involves estimating future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, we project revenue and apply our fixed and

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
variable cost experience rates to the projected revenue to arrive at the future cash flows. A terminal value is then applied to the projected cash flow stream. Future estimated cash flows are discounted to their present value to calculate the estimated fair value. The discount rate used is the market-value-weighted-average of our estimated cost of capital derived using both known and estimated customary market metrics.

The DCF approach requires us to estimate several factors, including the projection of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, and terminal growth rates, as well as the selection of an appropriate discount rate reflecting our weighted-average cost of capital and the allocation of shared and corporate expenses. When completing a quantitative analysis for all of our reporting units, the summation of our reporting units' fair values is compared to our consolidated fair value, as indicated by our market capitalization, to evaluate the reasonableness of our calculations. If the carrying amount of a reporting unit's net assets exceeds its estimated fair value, an impairment loss is recorded for the difference, not to exceed the carrying amount of goodwill.

Intangibles – Intangible assets are recorded at historical cost less accumulated amortization. Amortization expense is generally calculated on the straight-line basis, except for customer lists, which are typically amortized using accelerated methods that reflect the pattern in which we receive the economic benefit of the asset. Intangibles have been assigned useful lives ranging from one to 15 years, with a weighted-average useful life of 6 years as of December 31, 2025. Each reporting period, we assess the remaining useful lives of our amortizable intangibles to determine if events or circumstances warrant a revision to the remaining amortization period. If the estimated remaining useful life of an asset is revised, the remaining carrying amount is amortized prospectively over the revised useful life. Gains or losses from the disposition of intangibles are included in SG&A expense on the consolidated statements of income, unless presented separately as a component of gain or loss on sale of businesses and long-lived assets. Fully amortized software assets are retired when, according to our assessments, they are no longer in use. This determination is based on our evaluation of the software's utility and relevance to our operations.

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

We periodically enter into agreements with independent sales organization (ISOs) to acquire their rights to future commission payments. Under these arrangements, we pay the ISO a negotiated up-front amount in exchange for the ISO’s contractual right to receive future commissions related to transactions generated by merchants originally referred by the ISO. The consideration paid for these residual commission buyouts is recorded as an intangible asset and is amortized on the straight-line basis over the estimated useful life of the underlying merchant portfolio.

Property, plant and equipment – Property, plant and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are presented at historical cost less accumulated depreciation. Buildings are assigned useful lives of 40 years, while machinery and equipment generally have useful lives ranging from one to 12 years, with a weighted-average useful life of seven years as of December 31, 2025. Buildings are depreciated using the 150% declining balance method, and machinery and equipment are depreciated using the sum-of-the-years' digits method. Leasehold and building improvements are depreciated on the straight-line basis over the shorter of the estimated useful life of the property or the lease term. Amortization of assets recorded under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred.

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

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

For property, plant, equipment, and intangibles held for sale, we evaluate recoverability by comparing the disposal group's carrying amount with its estimated fair value minus costs to sell. If the estimated fair value minus costs to sell is less than the carrying value of the disposal group, an impairment loss is recognized. The impairment loss is calculated as the amount by which the carrying value of the disposal group exceeds its estimated fair value minus costs to sell.

The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset group being evaluated. These assumptions involve significant judgment, and actual results may differ from the assumed and estimated amounts.

Long-term investments – Our long-term investments primarily consist of the cash surrender values of company-owned life insurance policies, a portion of which are designated to fund obligations under our inactive supplemental executive retirement plan (Note 11). In December 2025, we surrendered a portion of these life insurance policies and reclassified $22.8 million from long-term investments to other current assets as of December 31, 2025. The related cash proceeds were received in early 2026.

Leases – We determine whether an arrangement contains a lease at its inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. This assessment includes determining whether the contract explicitly or implicitly specifies the asset, whether we obtain substantially all of the economic benefits from the use of the asset, and whether we have the right to direct the use of the asset throughout the term of the contract.

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

We do not recognize lease assets or liabilities for short-term leases with original terms of one year or less. We separate nonlease components, such as common area maintenance charges and utilities, from the associated lease component for real estate leases, based on their estimated fair values. Since our lease agreements typically do not provide an implicit rate, we use our incremental borrowing rate, based on information available at the lease commencement date, to determine the present value of lease payments. Certain lease agreements include options to extend or terminate the lease, and the lease term considers these options when it is reasonably certain that we will exercise them.

Assets held for sale – Assets held for sale are recorded at the lower of their carrying value or estimated fair value minus the costs to sell. For assets to be classified as held for sale on our consolidated balance sheets, the following conditions must be met: (1) management has the authority and has committed to a plan to sell the assets; (2) the assets are available for immediate sale in their current condition; (3) an active program to locate a buyer has been initiated; (4) the sale of the assets is probable within one year; (5) the assets are being actively marketed at a reasonable price relative to their current fair value; and (6) it is unlikely that the plan to sell will be withdrawn or significantly altered. As of December 31, 2025, assets held for sale consisted of customer list intangible assets with a carrying value of $18.4 million, which were included in other non-current assets on the consolidated balance sheet. Further information can be found in Note 6. No disposal groups were classified as held for sale as of December 31, 2024.

Prepaid product discounts – Some of our contracts with financial institutions, primarily within our Print segment, require prepaid product discounts. These discounts may be provided as upfront cash payments or accruals for amounts owed to clients. These prepaid product discounts are recorded in other non-current assets on the consolidated balance sheets and are typically amortized as reductions of revenue on the straight-line basis over the contract term. Currently, these amounts are being amortized over periods of up to 10 years, with a weighted-average amortization period of 5 years as of December 31, 2025. When events or changes occur that affect the related contract, such as significant declines in anticipated profitability, we assess the carrying value of the prepaid product discounts to determine if they are impaired. If a financial institution terminates a contract before the agreement's termination date, or if the volume of orders through a financial institution falls below contractually specified minimums, we typically have a contractual right to a refund of the remaining unamortized prepaid product discount.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cloud computing arrangements – Implementation costs incurred in a hosting arrangement that qualifies as a service contract are recorded as other non-current assets on the consolidated balance sheets. These implementation costs encompass activities such as integrating, configuring, and customizing the related software. When evaluating whether our cloud computing arrangements include a software license, we consider if we have the contractual right to take possession of the software at any point during the hosting period without incurring significant penalties, and whether it is feasible for us to either run the software on our own hardware or contract with an unrelated third party to host the software.

If we determine that a cloud computing arrangement includes a software license, we account for the software license element in a manner consistent with the acquisition of other software licenses. Conversely, if we determine that a cloud computing arrangement does not include a software license, we account for the implementation costs as non-current assets. In both scenarios, the remaining elements of the arrangement are treated as a service contract. The capitalized cloud computing implementation costs are amortized on the straight-line basis over the fixed, non-cancellable term of the associated hosting arrangement, including any reasonably certain renewal periods. Currently, these amounts are being amortized over periods ranging from two to seven years, with a weighted-average amortization period of seven years as of December 31, 2025. We apply the same impairment model to these assets as we use for evaluating impairment of internally-developed software.

Loans and notes receivable from distributors – At times, we have provided loans to certain distributors within our Print segment to facilitate their acquisition of other small business distributors. Additionally, we have sold our own small business customer lists in exchange for notes receivable. These loans and notes receivable are recorded in other current assets and other non-current assets on the consolidated balance sheets. The interest rate on these receivables typically ranges from 4% to 7%, reflecting market interest rates at the time of the transactions. Interest is accrued as it is earned. As of December 31, 2025 and December 31, 2024, accrued interest included in loans and notes receivable was not material.

To determine the allowance for credit losses related to these loans and notes receivable, we employ a loss-rate analysis that considers historical loss data, current delinquency rates, the credit quality of the loan recipients, and the portfolio mix. This analysis is adjusted to account for current loan-specific risk characteristics and changes in the business environment that may impact our small business distributors. Factors influencing these conditions include general economic trends, market changes for their products and services, and changes in governmental regulations. For periods beyond the reasonable and supportable forecast period, we use a reversion methodology, as many of our loans and notes receivable have longer terms. Allowances for impaired loans are typically based on collateral values or the present value of estimated cash flows. The allowance for credit losses was not material during the periods presented.

To mitigate the risk of non-collection, we generally withhold commissions payable to the distributors to cover the monthly payments due on the receivables. Our notes receivable also typically grant us the right to acquire a distributor's customer list in the event of default. As of December 31, 2025 and December 31, 2024, past due amounts and receivables placed on non-accrual status were not material. Decisions to place receivables on non-accrual status or to resume interest accruals are made on a case-by-case basis, considering the specifics of each situation.

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

Litigation – We are involved in legal actions and claims that arise in the ordinary course of business. We establish accruals for legal matters when the expected outcome is either known or considered probable and can be reasonably estimated. These accruals do not include related legal and other costs anticipated to be incurred in the defense of these legal actions, as such costs are expensed as they are incurred. Additional information regarding litigation can be found in Note 14.

Derivative financial instruments – We do not use derivative financial instruments for speculative or trading purposes. Our policy mandates that all derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount must not exceed the value of the exposure being hedged.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2024 and 2023, we utilized interest rate swap agreements to manage exposure to fluctuations in interest rates associated with our variable-rate debt. These swaps were designated as cash flow hedges. In December 2024, in conjunction with the refinancing of our debt, we terminated these agreements. As a result, no derivative instruments were outstanding as of December 31, 2025 or December 31, 2024. The termination of these agreements resulted in an immaterial loss, and the impact of the interest rate swaps on net income and the consolidated statements of cash flows was not material for the years ended December 31, 2024 and 2023.

Revenue recognition – We recognize product revenue when control of tangible goods is transferred to our customers, typically upon shipment. We recognize service revenue primarily when services are performed. The amount of revenue recognized reflects the consideration we expect to receive, net of rebates, discounts, amortization of prepaid product discounts, and taxes collected on behalf of governmental authorities.

Product revenue is primarily generated by our Print segment. Shipping and handling activities performed after the customer obtains control of the product are accounted for as fulfillment activities, not as separate performance obligations. Amounts billed to customers for shipping and handling are included in revenue, while related costs are recorded in cost of products.

Service revenue is primarily generated by our Merchant Services, B2B Payments, and Data Solutions segments. Revenue within Merchant Services and B2B Payments is generally recognized over time as services are provided, based on transaction volumes, or ratably over the service period for treasury management maintenance and support services. Revenue within Data Solutions is generally recognized at the point in time when data-driven marketing services are complete. Certain contracts include variable consideration contingent on campaign performance. We estimate variable consideration using the most likely amount expected to be realized at the time the campaign mailing or other activities are completed, provided it is probable that a significant reversal will not occur. Estimates are updated quarterly, and final amounts are typically determined within three to four months. Contract assets, reported as revenue in excess of billings on the consolidated balance sheets, are recognized when revenue is recognized but not yet billed, and the right to payment is conditional. Unbilled receivables are recognized when the right to payment is unconditional.

For arrangements involving third parties, we assess whether we act as principal or agent. When we control the specified good or service before transfer to the customer, we recognize revenue on a gross basis. When another party controls the good or service, we recognize revenue on a net basis, limited to any fee or commission earned. For example, Merchant Services revenue is presented net of interchange fees retained by card-issuing financial institutions and payment network fees.

Payment terms vary by customer and offering, but the period between invoicing and payment is generally not significant. In some cases, customers pay in advance, primarily for treasury management solutions. Such payments are deferred and recognized as revenue as services are performed, typically within one year. Deferred revenue is included in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We do not expect the amount of revenue from other unsatisfied performance obligations as of December 31, 2025 to be material to our annual consolidated revenue.

Sales commissions and other contract acquisition costs related to check supply, treasury management solutions, and merchant services contracts are capitalized as other non-current assets and amortized as SG&A expense on the straight-line basis over the expected period of benefit, generally ranging from two to five years. Contract acquisition costs with an amortization period of one year or less are expensed as incurred.

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

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, we accrue costs for employee termination benefits payable under our severance benefit plan when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating these accruals requires making assumptions, as some employees may choose to voluntarily leave the company before their termination date or secure another position within the company, in which case they do not receive termination benefits. If our assumptions and estimates differ from actual costs, subsequent adjustments to restructuring and integration accruals may be necessary. These accruals are included in accrued liabilities on the consolidated balance sheets.

Advertising costs – We expense non-direct response advertising costs as they are incurred. Advertising costs that qualify for deferral were not material to our consolidated financial statements for any of the periods presented. Total advertising expense was $30.2 million in 2025, $35.9 million in 2024, and $32.7 million in 2023.

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

•Restricted stock units (RSUs) – The fair value of most of our RSUs is measured on the grant date based on the market value of our common stock. The related compensation expense, net of estimated forfeitures, is recognized over the applicable service period. Certain RSU awards may be settled in cash if an employee voluntarily leaves the company. These awards are included in accrued liabilities on the consolidated balance sheets and are remeasured at fair value as of each balance sheet date.

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

Postretirement benefit plan – We have historically offered certain health care benefits to a large number of our eligible retired U.S. employees hired prior to January 1, 2002. The calculation of our postretirement benefit income and obligation involves various actuarial assumptions and methodologies. These assumptions include, but are not limited to, the discount rate, the expected long-term rate of return on plan assets, estimated medical claims, expected health care cost trend rates, and the average remaining life expectancy of plan participants.

Each year, we analyze these assumptions during the actuarial valuation of the plan. When actual events differ from our assumptions or when we change the assumptions used, an actuarial gain or loss occurs. This gain or loss is immediately recognized on the consolidated balance sheets within accumulated other comprehensive loss and is amortized into postretirement benefit income over the average remaining life expectancy of inactive plan participants, given that a significant portion of the plan participants are classified as inactive.

Valuing our postretirement plan requires judgment about inherently uncertain circumstances, including projected equity market performance, the number of plan participants, catastrophic health care events for our plan participants, and significant changes in medical costs. Actual results may differ from the assumed and estimated amounts, leading to adjustments in future periods.

Earnings per share – We calculate earnings per share (EPS) using the two-class method, as we previously had unvested share-based payment awards that contained nonforfeitable rights to dividends or dividend equivalent payments. All such awards vested during 2025. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security based on dividends declared and participation rights in undistributed earnings.

Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting the weighted-average number of common

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Guidance

Accounting Standards Update (ASU) 2023-09 – In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures. This standard modifies the required income tax disclosures to include specific categories in the income tax rate reconciliation and requires the disclosure of income tax payments by jurisdiction, among other changes. This standard was adopted on a retrospective basis in these consolidated financial statements, with the amended disclosures presented in Note 9.

Accounting Guidance Not Yet Adopted

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

ASU 2025-05 – In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. The guidance is effective for us on January 1, 2026, and we will apply it prospectively. We do not expect that adoption of this standard will have a material impact on our consolidated financial statements.

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

ASU 2025-11 – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This standard is intended to enhance the existing interim reporting guidance by improving the organization and accessibility of required interim disclosure requirements, clarifying when that guidance is applicable, and introducing a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact on the company. The guidance is effective for us beginning with our quarterly report for the period ending March 31, 2028. The standard may be applied prospectively to interim financial statements issued for periods subsequent to the effective date, or retrospectively to any or all prior periods presented. We are currently evaluating the potential effects of adopting this new guidance on the disclosures within our interim consolidated financial statements.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following at December 31:

(in millions)	2025	2024
Trade accounts receivable – gross(1)	$196.3	$183.2
Allowance for credit losses	(8.7)	(9.1)
Trade accounts receivable – net	$187.6	$174.1

(1) Includes unbilled receivables of $53.5 million as of December 31, 2025 and $47.3 million as of December 31, 2024.

Changes in the allowance for credit losses during the years ended December 31 were as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$9.1	$6.5	$4.2
Bad debt expense	6.5	12.9	7.0
Write-offs and other	(6.9)	(10.3)	(4.7)
Balance, end of year	$8.7	$9.1	$6.5

Inventories and supplies – Inventories and supplies were comprised of the following at December 31:

(in millions)	2025	2024
Finished and semi-finished goods	$27.0	$31.1
Raw materials and supplies	17.7	16.8
Reserve for excess and obsolete items	(11.2)	(11.5)
Inventories and supplies, net of reserve	$33.5	$36.4

Changes in the reserve for excess and obsolete items during the years ended December 31 were as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$11.5	$9.4	$6.4
Amounts charged to expense	0.1	3.1	4.1
Write-offs and sales	(0.4)	(1.0)	(1.1)
Balance, end of year	$11.2	$11.5	$9.4

Revenue in excess of billings – Revenue in excess of billings was comprised of the following at December 31:

(in millions)	2025	2024
Conditional right to receive consideration	$19.0	$16.9
Unconditional right to receive consideration(1)	11.8	9.8
Revenue in excess of billings	$30.8	$26.7

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – Changes in goodwill by reportable business segment and in total were as follows:

(in millions)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	All Other	Total
Balance, December 31, 2023	$727.7	$160.4	$40.8	$493.9	$7.7	$1,430.5
Asset impairment charges (Note 6)	—	—	—	—	(7.7)	(7.7)
Currency translation adjustment	—	—	—	(0.1)	—	(0.1)
Balance, December 31, 2024	$727.7	$160.4	$40.8	$493.8	$—	$1,422.7
Currency translation adjustment	—	—	—	0.1	—	0.1
Balance, December 31, 2025	$727.7	$160.4	$40.8	$493.9	$—	$1,422.8

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145.6 million and $193.7 million, respectively, for each period.

Intangibles – Amortizable intangibles were comprised of the following at December 31:

	2025			2024
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$543.2	$(373.4)	$169.8	$488.9	$(339.7)	$149.2
Customer lists/relationships	223.1	(174.4)	48.7	311.6	(223.3)	88.3
Partner relationships	76.3	(24.1)	52.2	76.2	(19.6)	56.6
Technology-based intangibles	65.0	(37.2)	27.8	65.0	(29.1)	35.9
Residual commission buy-out	36.0	—	36.0	—	—	—
Other	20.5	(6.6)	13.9	6.2	(5.1)	1.1
Intangibles	$964.1	$(615.7)	$348.4	$947.9	$(616.8)	$331.1

In the normal course of business, we acquire and develop internal-use software. We also, at times, purchase small business distributor customer lists, and during the fourth quarter of 2025, we executed a residual commission buy-out agreement within our Merchant Services segment. During 2025, we also acquired certain assets of JPMorgan Chase Bank's CheckMatch electronic check conveyance service business (Note 6).

Intangibles acquired or capitalized were as follows for the years ended December 31:

	2025		2024		2023
(in millions)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)	Amount	Weighted-average amortization period (in years)
Internal-use software	$89.1	3	$79.4	3	$81.3	4
Residual commission buy-out	36.0	5	—	—	—	—
Customer lists/relationships	10.3	7	1.1	6	—	—
Partner relationships	1.3	4	2.2	3	1.4	2
Other	14.3	10	—	—	—	—
Acquired intangibles	$151.0	5	$82.7	3	$82.7	4

During the second quarter of 2024, we modified the useful life of a trade name intangible asset that we retired in the fourth quarter of 2024. This change resulted in incremental amortization expense of $13.5 million during the year ended December 31, 2024.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the intangibles in service as of December 31, 2025, estimated amortization expense for each of the next five years ending December 31 is as follows:

(in millions)	Estimated amortization expense
2026	$97.3
2027	71.5
2028	47.2
2029	28.9
2030	21.4

Property, plant and equipment – Property, plant and equipment was comprised of the following at December 31:

	2025			2024
(in millions)	Gross carrying amount	Accumulated depreciation	Net carrying amount	Gross carrying amount	Accumulated depreciation	Net carrying amount
Machinery and equipment	$337.9	$(291.4)	$46.5	$329.5	$(276.7)	$52.8
Buildings and improvements	126.3	(81.2)	45.1	124.1	(74.7)	49.4
Land and improvements	12.8	(3.4)	9.4	12.8	(3.4)	9.4
Property, plant and equipment	$477.0	$(376.0)	$101.0	$466.4	$(354.8)	$111.6

Other non-current assets – Other non-current assets were comprised of the following at December 31:

(in millions)	2025	2024
Postretirement benefit plan asset (Note 11)	$129.5	$107.5
Prepaid product discounts(1)	29.8	32.8
Cloud computing arrangement implementation costs	29.2	42.5
Deferred contract acquisition costs(2)	17.1	18.8
Loans and notes receivable from distributors, net of allowance for credit losses(3)	9.0	10.8
Other	39.8	24.2
Other non-current assets	$254.4	$236.6

(1) Amortization of prepaid product discounts was $32.5 million for 2025, $35.2 million for 2024, and $33.4 million for 2023.

(2) Amortization of deferred contract acquisition costs was $11.7 million for 2025, $12.4 million for 2024, and $11.1 million for 2023.

(3) Amount includes the non-current portion of loans and notes receivable. The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $1.7 million as of December 31, 2025 and $1.8 million as of December 31, 2024. The allowance for credit losses was not material in either period.

The amount of notes receivable originated within the last five years was not material as of December 31, 2025, and there were no write-offs or recoveries recorded during 2025. We categorize loans and notes receivable into risk categories based on information about the ability of the borrowers to service their debt, including current financial information, historical payment experience, current economic trends, and other factors. The highest quality receivables are assigned a 1-2 internal grade. Those that have a potential weakness requiring management's attention are assigned a 3-4 internal grade. As of December 31, 2025, none of our notes receivable were assigned a 3-4 internal grade.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued liabilities – Accrued liabilities were comprised of the following at December 31:

(in millions)	2025	2024
Employee cash bonuses, including sales incentives	$47.4	$33.4
Deferred revenue(1)	36.2	31.6
Interest	14.4	9.5
Customer rebates	13.9	10.1
Consideration payable for asset purchases	13.1	0.6
Operating lease liabilities (Note 13)	11.4	12.4
Wages and payroll liabilities, including vacation	4.9	10.3
Restructuring and integration (Note 8)	4.3	3.8
Prepaid product discounts	2.8	2.6
Other	42.2	35.3
Accrued liabilities	$190.6	$149.6

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $30.6 million for 2025, $37.0 million for 2024, and $43.6 million for 2023.

Supplemental cash flow information – Supplemental cash flow information was as follows for the years ended December 31:

(in millions)	2025	2024	2023
Reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents to the consolidated statements of cash flows:
Cash and cash equivalents	$36.9	$34.4	$72.0
Restricted cash and restricted cash equivalents included in settlement processing assets	273.6	271.9	383.1
Non-current restricted cash included in other non-current assets	2.5	2.9	2.9
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$313.0	$309.2	$458.0
Interest paid	$111.6	$117.8	$115.6
Non-cash investing activities:
Accrued purchases of capital assets	$11.9	$6.4	$11.9
Non-cash financing activities:
Vesting of restricted stock unit awards	$13.1	$11.4	$8.5
Amounts due for acquired assets(1)	12.5	0.4	—

(1) The 2025 amount relates to the acquisition of certain assets of JPMorgan Chase Bank's CheckMatch business (Note 6).

Information regarding operating and finance leases executed in each period can be found in Note 13.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: SHAREHOLDERS' EQUITY

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss were as follows:

(in millions)	Postretirement benefit plans	Net unrealized loss on debt securities	Net unrealized gain on cash flow hedges	Foreign currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2022	$(26.9)	$(0.9)	$2.6	$(12.1)	$(37.3)
Other comprehensive income (loss) before reclassifications	6.3	(0.2)	(0.5)	1.3	6.9
Amounts reclassified from accumulated other comprehensive loss	0.8	1.1	(2.4)	0.9	0.4
Net other comprehensive income (loss)	7.1	0.9	(2.9)	2.2	7.3
Balance, December 31, 2023	(19.8)	—	(0.3)	(9.9)	(30.0)
Other comprehensive income (loss) before reclassifications	3.1	—	2.3	(3.4)	2.0
Amounts reclassified from accumulated other comprehensive loss	0.1	—	(2.0)	—	(1.9)
Net other comprehensive income (loss)	3.2	—	0.3	(3.4)	0.1
Balance, December 31, 2024	(16.6)	—	—	(13.3)	(29.9)
Other comprehensive income before reclassifications	10.5	—	—	1.2	11.7
Amounts reclassified from accumulated other comprehensive loss	(0.3)	—	—	—	(0.3)
Net other comprehensive income	10.2	—	—	1.2	11.4
Balance, December 31, 2025	$(6.4)	$—	$—	$(12.1)	$(18.5)

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss			Affected line item in consolidated statements of income
(in millions)	2025	2024	2023
Amortization of postretirement benefit plan items:
Prior service credit	$1.4	$1.4	$1.4	Other income, net
Net actuarial loss	(0.8)	(1.3)	(2.3)	Other income, net
Total amortization	0.6	0.1	(0.9)	Other income, net
Tax (expense) benefit	(0.3)	(0.2)	0.1	Income tax provision
Amortization of postretirement benefit plan items, net of tax	0.3	(0.1)	(0.8)	Net income
Cash flow hedges:
Realized gain on cash flow hedges	—	2.7	3.3	Interest expense
Tax expense	—	(0.7)	(0.9)	Income tax provision
Realized gain on cash flow hedges, net of tax	—	2.0	2.4	Net income
Debt securities:
Realized loss on debt securities	—	—	(1.5)	Other income, net
Tax benefit	—	—	0.4	Income tax provision
Realized loss on debt securities, net of tax	—	—	(1.1)	Net income
Foreign currency translation adjustment(1)	—	—	(0.9)	Gain on sale of businesses and long-lived assets
Total reclassifications, net of tax	$0.3	$1.9	$(0.4)

(1) Relates to the sale of our North American web hosting business. Further information can be found in Note 6.

Share repurchase program – In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. Over the past three years, no shares were repurchased under this authorization. As of December 31, 2025, $287.5 million remained available for repurchase.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

(in millions, except per share amounts)	2025	2024	2023
Earnings per share – basic:
Net income	$82.2	$52.9	$26.2
Net income attributable to non-controlling interest	(0.1)	(0.1)	(0.1)
Income attributable to Deluxe available to common shareholders	$82.1	$52.8	$26.1
Weighted-average shares outstanding	44.8	44.1	43.5
Earnings per share – basic	$1.83	$1.20	$0.60

Earnings per share – diluted:
Net income	$82.2	$52.9	$26.2
Net income attributable to non-controlling interest	(0.1)	(0.1)	(0.1)
Net income attributable to Deluxe	82.1	52.8	26.1
Remeasurement of share-based awards classified as liabilities	(0.1)	(0.1)	—
Income attributable to Deluxe available to common shareholders	$82.0	$52.7	$26.1
Weighted-average shares outstanding	44.8	44.1	43.5
Dilutive impact of potential common shares	0.7	0.6	0.3
Weighted-average shares and potential common shares outstanding	45.5	44.7	43.8
Earnings per share – diluted	$1.80	$1.18	$0.59
Antidilutive potential common shares excluded from calculation	0.9	1.2	1.4

NOTE 6: ACQUISITION AND DIVESTITURES

Asset acquisition – In August 2025, we acquired certain assets of JPMorgan Chase Bank's CheckMatch electronic check conveyance service business for cash payments totaling $24.6 million, approximately half of which was paid at closing and the remainder due in the first quarter of 2026. The assets acquired consisted of a lockbox network intangible asset, included in other intangibles in Note 3, with a fair value of $14.3 million and a useful life of 10 years and a customer relationship intangible asset with a fair value of $10.3 million and a useful life of seven years. Information regarding these fair value estimates can be found in Note 7.

Divestitures – In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations. Revenue generated by the exited businesses is reported as All Other in the business segment results presented in Note 15.

In February 2026, we entered into an agreement to sell certain assets and liabilities related to the small business distributor channel in our Print segment for approximately $25.0 million, with approximately half paid at closing and the remainder due over the next three years. The sale is expected to close in the first quarter of 2026. As of December 31, 2025, related customer list intangible assets with a carrying value of $18.4 million were classified as held for sale and included in other non-current assets on the consolidated balance sheet.

In December 2025, we decided to exit a joint venture that was established to develop and market a business payment distribution technology platform. Our investment in the joint venture has been accounted for under the equity method. As a result of our decision to exit the joint venture and a review of the investment’s recoverability, we determined that the carrying value of our investment was not recoverable. Accordingly, during the fourth quarter of 2025, we recognized an asset impairment charge of $5.7 million, representing an other-than-temporary decline in the value of our equity method investment.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September and December 2023, we entered into agreements to transition our U.S. and Canadian payroll and human resources services customers to alternative service providers. The recognition of income associated with this business exit was determined based on the timing of customer conversion and retention activities, which were substantially completed during 2024. In connection with this exit, we also recorded goodwill impairment charges totaling $7.7 million during 2024. This impairment was recognized after concluding that the expected future cash flows from the business were insufficient to support the carrying value of the related reporting unit, resulting in full impairment of the associated goodwill.

In June 2023, we finalized the divestiture of our North American web hosting and logo design businesses, thereby completing our strategic exit from the web hosting market. The assets and liabilities associated with this transaction were not material to our consolidated balance sheet.

Business exits and asset sales were as follows for the years ended December 31:

(in millions)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
2025:
Payroll and human resources services business	$—	$2.0

2024:
Payroll and human resources services business	$30.2	$23.3
Small business distributor customer list(1)	1.0	—
Total 2024	$31.2	$23.3

2023:
North American web hosting and logo design businesses	$17.5	$27.9
Payroll and human resources services business	10.7	15.6
Two facilities	3.8	8.1
Other	0.4	2.0
Total 2023	$32.4	$53.6

(1) A note receivable was executed in conjunction with this sale. No cash proceeds were received.

NOTE 7: FAIR VALUE MEASUREMENTS

Goodwill impairment analyses

We evaluate the carrying value of goodwill at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Our policy on impairment of goodwill, detailed in Note 1, outlines our methodology for evaluating goodwill impairment.

2025 annual goodwill impairment analyses – For the 2025 annual goodwill analysis, we chose to perform quantitative analyses for our Merchant Services and Treasury Management reporting units. These analyses indicated that the estimated fair values of these reporting units exceeded their carrying values. Estimating the fair values of our reporting units requires us to estimate several factors, including the projection of future revenues, EBITDA margins, and terminal growth rates, as well as the selection of an appropriate discount rate reflecting our weighted-average cost of capital, and the allocation of shared and corporate expenses. These assumptions require significant judgment, and actual results may differ, potentially leading to future impairment charges.

For our other reporting units with goodwill, we completed qualitative analyses. These analyses considered factors such as current economic and industry conditions, recent financial performance, and the most recent quantitative analyses from prior periods. These qualitative analyses indicated no changes in events or circumstances suggesting that the fair value of any reporting unit was less than its carrying amount. Consequently, no goodwill impairment charges were recorded as a result of our 2025 annual impairment analysis.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2024 and 2023 annual goodwill impairment analyses – For the 2024 annual goodwill impairment analysis, we chose to perform qualitative analyses for all of our reporting units, except for our Merchant Services, Treasury Management, and Business Essentials reporting units, for which we performed quantitative analyses. For the 2023 annual goodwill impairment analysis, we performed qualitative analyses for all of our reporting units. The qualitative assessments for both years indicated no changes in events or circumstances suggesting that the fair value of any reporting unit was less than its carrying amount. Additionally, the quantitative analyses completed in 2024 indicated that the estimated fair values of the reporting units exceeded their carrying values. Accordingly, no goodwill impairment charges were recorded as a result of the 2024 or 2023 annual analyses.

Exit from payroll and human resources services business – During 2024, we substantially completed our exit from our payroll and human resources services business, which constituted a reporting unit. In connection with this exit, we recorded goodwill impairment charges totaling $7.7 million during 2024. This impairment was recognized after concluding that the expected future cash flows from the business were insufficient to support the carrying value of the related reporting unit, resulting in full impairment of the associated goodwill.

Asset acquisition

In August 2025, we acquired intangible assets associated with JPMorgan Chase Bank’s CheckMatch electronic check conveyance service business (Note 6). In estimating the fair value of the assets acquired, we utilized the multi-period excess earnings method. This method involved forecasting the revenue and cash flows generated by the assets, then subtracting the portions of cash flows attributable to supporting assets that contribute to overall earnings. The net cash flows attributable to the intangible assets are then discounted using a rate that reflects the associated risk, resulting in a present value estimate. Key assumptions used in these valuations included projected revenue from existing customers, anticipated customer growth, estimated earnings, expected customer retention rates, and the selected discount rate. As the measurement of these assets was based on significant inputs not observable in the market, they represent Level 3 fair value measurements within the fair value measurement hierarchy.

Financial instruments

Our money market fund investment is comprised exclusively of debt securities issued by the U.S. Treasury and is classified as a Level 1 fair value measurement. The carrying value of the investment approximates fair value due to the short-term maturities and the highly liquid nature of the underlying U.S. Treasury securities. There have been no transfers between levels of the fair value hierarchy during the periods presented.

The fair values of our financial instruments were as follows:

				Fair value measurements using
	Balance sheet location	December 31, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)		Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$163.5	$163.5	$163.5	$—	$—
Amortized cost:
Loans and notes receivable from distributors	Other current and non-current assets	10.7	11.9	—	—	11.9
Long-term debt	Current portion of long-term debt and long-term debt	1,429.4	1,476.8	—	1,476.8	—

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Fair value measurements using
	Balance sheet location	December 31, 2024		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)		Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$142.0	$142.0	$142.0	$—	$—
Amortized cost:
Loans and notes receivable from distributors	Other current and non-current assets	12.5	13.0	—	—	13.0
Long-term debt	Current portion of long-term debt and long-term debt	1,503.1	1,508.3	—	1,508.3	—

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

We remain committed to executing initiatives that advance our long-term growth strategy and drive operational efficiency. Over the past three years, a significant portion of our restructuring activities were consolidated under the North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio.

The program was structured to balance disciplined cost management with targeted investments to support sustainable growth. On the cost side, we undertook a series of actions to optimize our organizational structure and strengthen our operational infrastructure. These actions included consolidating roles, streamlining management layers, expanding spans of control, and scaling back-office functions. We also leveraged technology and automation to digitize and simplify our operations, while global talent helped us scale back-office functions.

As of December 31, 2025, the material components of the North Star program were complete. Related restructuring and integration expense, which consisted primarily of consulting fees, employee severance costs, and other restructuring-related costs, totaled approximately $19.0 million in 2025, $50.0 million in 2024, and $45.0 million in 2023, for a cumulative total of $114.0 million.

Restructuring and integration expense is reflected on the consolidated statements of income as follows for the years ended December 31:

(in millions)	2025	2024	2023
Total cost of revenue	$1.2	$1.9	$12.3
Operating expenses	19.3	48.6	78.2
Restructuring and integration expense	$20.5	$50.5	$90.5

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and integration expense was comprised of the following for the years ended December 31:

(in millions)	2025	2024	2023
Employee severance benefits	$10.8	$4.4	$18.1
External consulting and other costs	4.2	33.7	52.3
Internal labor	2.8	3.3	8.7
Other	2.7	9.1	11.4
Restructuring and integration expense	$20.5	$50.5	$90.5
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

Changes in our restructuring and integration accruals were as follows:

(in millions)	Employee severance benefits
Balance, December 31, 2022	$8.5
Charges	18.7
Reversals	(0.6)
Payments	(16.9)
Balance, December 31, 2023	9.7
Charges	4.9
Reversals	(0.5)
Payments	(10.3)
Balance, December 31, 2024	3.8
Charges	11.4
Reversals	(0.6)
Payments	(10.3)
Balance, December 31, 2025	$4.3

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: INCOME TAXES

Income tax provision – The components of the income tax provision were as follows for the years ended December 31:

(in millions)	2025	2024	2023
Current tax provision:
Federal	$0.3	$24.9	$21.0
State	2.2	5.2	6.4
Foreign	7.9	13.9	18.1
Total current tax provision	10.4	44.0	45.5
Deferred tax provision:
Federal	22.1	(21.5)	(20.4)
State	4.4	(4.5)	(4.4)
Foreign	—	5.6	(7.1)
Total deferred tax provision	26.5	(20.4)	(31.9)
Total tax provision:
Federal	$22.4	$3.4	$0.6
State	6.6	0.7	2.0
Foreign	7.9	19.5	11.0
Income tax provision	$36.9	$23.6	$13.6

Income before income taxes was comprised of the following for the years ended December 31:

(in millions)	2025	2024	2023
U.S.	$91.8	$11.1	$(7.6)
Foreign	27.3	65.4	47.4
Income before income taxes	$119.1	$76.5	$39.8

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective tax rate – The effective tax rate on pretax income reconciles to the U.S. federal statutory tax rate for the years ended December 31 as follows:

	2025		2024		2023
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$25.0	21.0%	$16.1	21.0%	$8.4	21.0%
State income tax, net of federal income tax effect(1)	4.5	3.7%	(0.7)	(1.0%)	1.8	4.5%
Foreign tax effects:
Canada:
Statutory tax rate difference between Canada and the U.S.	1.4	1.2%	3.2	4.2%	2.3	5.9%
Tax on repatriation of earnings	1.2	1.0%	3.0	3.9%	2.4	6.1%
Business exits (Note 6)	—	—	—	—	(2.2)	(5.6%)
Change in valuation allowances	—	—	—	—	(1.2)	(3.1%)
Other	(0.2)	(0.1%)	—	—	0.2	0.6%
Other foreign jurisdictions	—	—	—	—	(0.1)	(0.3%)
Effect of cross-border tax laws:
Foreign-derived intangible income	(0.3)	(0.3%)	(0.2)	(0.2%)	(0.3)	(0.7%)
Global intangible low-taxed income	—	—	0.5	0.6%	5.0	12.6%
Foreign tax credit	—	—	(0.4)	(0.5%)	(4.6)	(11.5%)
Nontaxable or nondeductible items:
Surrender of company-owned life insurance policies	3.7	3.1%	—	—	—	—
Non-deductible executive compensation	2.9	2.4%	2.0	2.6%	1.8	4.6%
Share-based payment awards	(0.1)	(0.1%)	0.3	0.4%	2.1	5.2%
Business exits (Note 6)	—	—	(1.5)	(2.0%)	(7.5)	(18.7%)
Other	0.1	0.1%	0.8	1.1%	0.2	0.4%
Change in valuation allowances	—	—	1.1	1.4%	6.1	15.3%
Tax credits:
Research and development tax credit	(1.8)	(1.5%)	(2.1)	(2.7%)	(1.6)	(4.0%)
Other	(0.1)	(0.1%)	(0.1)	(0.1%)	(0.1)	(0.2%)
Change in unrecognized tax benefits	0.5	0.4%	0.8	1.0%	(0.3)	(0.9%)
Other	0.1	0.2%	0.8	1.1%	1.2	3.0%
Total	$36.9	31.0%	$23.6	30.8%	$13.6	34.2%

(1) State taxes in California, Kansas, New York, Multnomah County/Portland, and Texas made up the majority (greater than 50%) of the tax effect in this category for the periods presented.

In December 2023, we executed an agreement to transition our Canadian payroll and human resources services customers to another service provider. We recognized a capital gain on this transaction for tax purposes, which we were able to partially offset with capital loss carryforwards. These capital loss carryforwards had previously been offset with a valuation allowance, and as a result, we reversed the previously recognized valuation allowance. In June 2023, we completed the sale of our North American web hosting business. We recognized a capital loss on this transaction for tax purposes and recorded a valuation allowance for the portion of the capital loss carryover that we did not expect to realize.

We repatriated foreign earnings held in cash by our Canadian subsidiaries of $20.6 million during 2025, $52.7 million during 2024, and $32.9 million during 2023. We believe the accumulated and remaining cash of our Canadian subsidiaries is sufficient to meet their working capital needs. The historical unremitted Canadian earnings as of December 31, 2021 will continue to be reinvested indefinitely in the operations of those subsidiaries. Deferred income taxes have not been recognized on those

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnings as of December 31, 2025. If we were to repatriate our foreign cash and cash equivalents into the U.S. at one time, the tax effects would generally be limited to foreign withholding taxes on any such distribution. As of December 31, 2025, the amount of cash and cash equivalents held by our foreign subsidiaries was $30.6 million, primarily in Canada.

Deferred income taxes – Tax-effected temporary differences that gave rise to deferred tax assets and liabilities as of December 31 were as follows:

	2025		2024
(in millions)	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Goodwill	$—	$52.6	$—	$46.9
Employee benefit plans	—	24.1	—	20.5
Revenue recognition	—	8.0	—	6.4
Prepaid assets	—	7.1	—	6.7
Cloud computing arrangements	—	5.4	—	6.5
Intangible assets	—	4.4	22.6	—
Property, plant and equipment	—	3.7	—	5.1
Operating leases	13.8	11.2	16.8	13.2
Deductible interest carryforward	56.1	—	51.0	—
Net operating loss, tax credit, and capital loss carryforwards	24.6	—	24.3	—
Reserves and accruals	6.4	—	7.3	—
Inventories	3.6	—	3.7	—
All other	5.0	2.0	2.9	2.2
Total deferred taxes	109.5	118.5	128.6	107.5
Valuation allowances	(16.2)	—	(16.2)	—
Net deferred taxes	$93.3	$118.5	$112.4	$107.5

In July 2025, the "One Big Beautiful Bill Act" was signed into law. The legislation is a comprehensive tax and spending bill that primarily extends provisions of the 2017 Tax Cuts and Jobs Act that were set to expire and restores provisions that accelerate deductions for certain business expenses and investments. The impact of these changes did not have a material effect on our income tax provision for the year ended December 31, 2025 and resulted in an increase in net deferred income tax liabilities of approximately $30.0 million.

The valuation allowances as of December 31, 2025 and December 31, 2024 related primarily to capital loss carryforwards in the U.S and net operating loss carryforwards in various state jurisdictions that we do not currently expect to fully realize. Changes in our valuation allowances for the years ended December 31 were as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$(16.2)	$(15.0)	$(8.0)
Expense from change in allowances	—	(1.2)	(7.0)
Balance, end of year	$(16.2)	$(16.2)	$(15.0)

As of December 31, 2025, we had the following net operating loss, deductible interest, capital loss, and tax credit carryforwards:

•state net operating loss and tax credit carryforwards of $162.0 million, which expire at various dates between 2026 and 2050;
•federal deductible interest carryforwards of $223.0 million, which do not expire; and
•federal capital loss carryforwards of $61.4 million, which expire in 2027 and 2028.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax payments – Income taxes paid, net of refunds received, was as follows for the years ended December 31:

(in millions)	2025	2024	2023
U.S. federal	$15.1	$17.0	$27.7
Canada	9.1	21.0	12.5
U.S. state and local	6.7	8.4	6.3
Total income taxes paid, net of refunds received	$30.9	$46.4	$46.5

Uncertain tax positions – A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and penalties and the federal benefit of deductible state income tax, was as follows:

(in millions)	2025	2024	2023
Balance, beginning of year	$3.2	$2.4	$2.6
Additions for tax positions of current year	0.5	0.4	0.3
Additions for tax positions of prior years	0.3	0.6	0.1
Settlements	—	—	(0.3)
Lapse of statutes of limitations	(0.3)	(0.2)	(0.3)
Balance, end of year	$3.7	$3.2	$2.4

If the unrecognized tax benefits as of December 31, 2025 were recognized in the consolidated financial statements, income tax expense would decrease by $3.7 million. Accruals for interest and penalties and expense for interest and penalties included in the provision for income taxes were not material for any of the periods presented.

The statute of limitations for federal tax assessments for 2021 and prior years has expired. In general, income tax returns for the years 2022 through 2025 remain subject to examination by federal, foreign, state, and city tax jurisdictions. In the event that we have determined not to file income tax returns with a particular state or city, all years remain subject to examination by the tax jurisdiction.

The ultimate outcome of tax matters may differ from our estimates and assumptions. Unfavorable settlement of any issue would require the use of cash and could result in increased income tax expense. Favorable resolution would result in reduced income tax expense. Due to the nature of the underlying liabilities and the extended time frame often needed to resolve income tax uncertainties, we cannot provide reliable estimates of the amount or timing of cash payments that may be required to settle these liabilities.

NOTE 10: SHARE-BASED COMPENSATION

Our employee share-based compensation plans include our employee stock purchase plan and our long-term incentive plan. In February 2025, we amended our long-term incentive plan to increase the aggregate number of shares available for issuance under the plan to 4.7 million shares of common stock, along with any shares released due to the forfeiture or termination of awards issued under the previous plan. As of December 31, 2025, 1.8 million shares remained available for issuance.

Under both our current and previous plans, we have granted non-qualified stock options, restricted stock units, and performance share unit awards. The current plan also permits the issuance of restricted stock and stock appreciation rights, although none of these were outstanding as of December 31, 2025. Our policy regarding the recognition of compensation expense for employee share-based awards can be found in Note 1.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following amounts were recognized in our consolidated statements of income for share-based compensation awards for the years ended December 31:

(in millions)	2025	2024	2023
Restricted stock units	$17.3	$14.1	$14.1
Performance share unit awards	7.1	4.7	4.1
Employee stock purchase plan	0.4	0.4	0.5
Stock options	0.1	0.7	1.8
Total share-based compensation expense	$24.9	$19.9	$20.5
Income tax benefit	$(7.1)	$(6.3)	$(7.4)

As of December 31, 2025, the total compensation expense for unvested awards not yet recognized in our consolidated statements of income was $21.0 million, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 1.7 years.

Non-qualified stock options – All options permit the purchase of shares of common stock at prices equal to the market value of the stock on the grant date. Options become exercisable starting one year after the grant date, with one-fourth vesting each year over four years, and options can be exercised for up to 10 years following the grant date. No stock options were granted during the past three years.

Each option can be converted into one share of common stock upon exercise. Information regarding our options was as follows:

	Number of options (in thousands)	Weighted-average exercise price per option	Aggregate intrinsic value(1) (in millions)	Weighted-average remaining contractual term (in years)
Outstanding at December 31, 2024	1,197	$44.03
Forfeited or expired	(314)	51.29
Outstanding at December 31, 2025	883	41.45	$—	4.1
Exercisable at December 31, 2025	883	41.45	$—	4.1

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

Each RSU converts into one share of common stock upon completion of the vesting period. Information regarding our RSUs was as follows:

	Number of units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining vesting period (in years)
Outstanding at December 31, 2024	1,472	$21.57
Granted	1,007	17.63
Vested	(713)	22.27
Forfeited	(175)	19.03
Outstanding at December 31, 2025	1,591	19.03	1.5

The fair market value of RSUs that vested was $13.1 million in 2025, $11.4 million in 2024, and $8.5 million in 2023.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Performance share unit awards – Our PSU awards have a three-year vesting period. Shares are issued at the end of the vesting period if performance targets related to revenue, free cash flow, and total shareholder return are met. If employment is terminated for any reason prior to the one year anniversary of the commencement of the performance period, the award is forfeited. On or after the one year anniversary of the commencement of the performance period, a pro-rata portion of the shares awarded at the end of the performance period is issued in the case of qualified retirement, death, disability, involuntary termination without cause, or resignation for good reason, as defined in the agreement.

The following weighted-average assumptions were used in the Monte Carlo simulation model to determine the fair value of market-based PSUs granted:

	2025	2024	2023
Risk-free interest rate	4.3%	4.4%	4.4%
Dividend yield	6.7%	6.0%	6.1%
Expected volatility	38.5%	38.5%	54.3%

The risk-free interest rate for periods within the expected award life is derived from the U.S. Treasury yield curve in effect at the grant date. The dividend yield is estimated over the expected life of the award, based on historical dividends paid. Expected volatility is calculated using the historical volatility of our stock over the expected life of the award.

Information regarding our PSUs was as follows:

	Performance share units (in thousands)	Weighted-average grant date fair value per unit	Weighted-average remaining contractual term (in years)
Unvested at December 31, 2024	691	$22.47
Granted(1)	355	16.09
Vested	(37)	30.35
Forfeited	(122)	37.57
Unvested at December 31, 2025	887	17.53	1.2

(1) Reflects awards granted assuming achievement of performance goals at target.

Employee stock purchase plan – During 2025, 0.2 million shares were issued under this plan at prices ranging from $12.41 to $16.04. During 2024, 0.2 million shares were issued at prices ranging from $13.76 to $16.91. During 2023, 0.2 million shares were issued at prices ranging from $12.61 to $15.77.

NOTE 11: POSTRETIREMENT BENEFITS

We have historically offered certain health care benefits to a large number of our eligible retired U.S. employees. Employees who were hired before January 1, 2002 become eligible for these benefits if they meet the required years of service and age criteria before retiring. Employees hired on or after January 1, 2002 are not eligible to participate in the plan. In addition to our retiree health care plan, we also maintain an inactive U.S. supplemental executive retirement plan (SERP). This plan is no longer adding new participants and all current participants are retired. The SERP does not have any plan assets, but our obligation under this plan is fully funded through investments in company-owned life insurance policies.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status – Changes in our benefit obligation, plan assets, and funded status for the years ended December 31 were as follows:

(in millions)	Postretirement benefit plan	Pension plan(1)
Change in benefit obligation:
Benefit obligation, December 31, 2023	$36.0	$2.3
Interest cost	1.6	0.1
Net actuarial gain	(3.1)	—
Benefits paid from plan assets and company funds	(3.9)	(0.3)
Benefit obligation, December 31, 2024	30.6	2.1
Interest cost	1.5	0.1
Net actuarial (gain) loss	(1.9)	0.1
Benefits paid from plan assets and company funds	(3.6)	(0.3)
Benefit obligation, December 31, 2025	$26.6	$2.0
Change in plan assets:
Fair value of plan assets, December 31, 2023	$130.9	$—
Return on plan assets	9.7	—
Benefits paid	(2.5)	—
Fair value of plan assets, December 31, 2024	138.1	—
Return on plan assets	21.0	—
Benefits paid	(3.0)	—
Fair value of plan assets, December 31, 2025	$156.1	$—

Funded status, December 31, 2024	$107.5	$(2.1)
Funded status, December 31, 2025	$129.5	$(2.0)

(1) The accumulated benefit obligation equals the projected benefit obligation.

The funded status of our plans was recognized on the consolidated balance sheets as of December 31 as follows:

	Postretirement benefit plan		Pension plan
(in millions)	2025	2024	2025	2024
Other non-current assets	$129.5	$107.5	$—	$—
Accrued liabilities		—	0.3	0.3
Other non-current liabilities	—	—	1.7	1.8

Amounts included in accumulated other comprehensive loss that have not been recognized as components of postretirement benefit income were as follows as of December 31:

(in millions)	2025	2024
Unrecognized net actuarial loss	$(8.2)	$(23.3)
Unrecognized prior service credit	4.2	5.6
Tax effect	(2.4)	1.1
Amount recognized in accumulated other comprehensive loss, net of tax	$(6.4)	$(16.6)

Unrecognized net actuarial gains and losses arise when actual experience deviates from the assumptions made, as well as from changes in those assumptions. For 2025, the net actuarial gain was primarily driven by a decrease in the number of participants and lower than expected claims. These items were partially offset by a decrease in the discount rate applied to the benefit obligation. For 2024, the net actuarial gain was primarily driven by an increase in the discount rate applied to the benefit

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
obligation and a decrease in the number of participants. The unrecognized actuarial gains and losses related to our postretirement benefit plan are amortized over the average remaining life expectancy of inactive plan participants, given that a significant potion of the plan participants are classified as inactive. Currently, this amortization period is 11 years.

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

Postretirement benefit income – Postretirement benefit income is included in other income, net on the consolidated statements of income and consisted of the following components for the years ended December 31:

(in millions)	2025	2024	2023
Expected return on plan assets	$8.5	$8.4	$7.3
Amortization of prior service credit	1.4	1.4	1.4
Interest cost	(1.6)	(1.7)	(2.0)
Amortization of net actuarial losses	(0.8)	(1.3)	(2.3)
Net periodic benefit income	$7.5	$6.8	$4.4

Actuarial assumptions – In measuring the benefit obligations as of December 31, the following discount rate assumptions were used:

	Postretirement benefit plan		Pension plan
	2025	2024	2025	2024
Discount rate	5.05%	5.48%	4.71%	5.35%

In measuring net periodic benefit income for the years ended December 31, the following assumptions were used:

	Postretirement benefit plan			Pension plan
	2025	2024	2023	2025	2024	2023
Discount rate	5.48%	4.89%	5.09%	5.35%	4.80%	5.00%
Expected return on plan assets	6.25%	6.50%	6.25%	—	—	—

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

	2025		2024		2023
	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older	Participants under age 65	Participants age 65 and older
Health care cost trend rate assumed for next year	8.5%	9.0%	6.0%	6.5%	6.6%	7.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%	4.5%	4.5%	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2035	2035	2030	2030	2030	2030

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan assets – The allocation of plan assets by asset category as of December 31 was as follows:

	Postretirement benefit plan
	2025	2024
U.S. corporate debt securities	55%	55%
International equity securities	20%	20%
U.S. large capitalization equity securities	17%	17%
Mortgage-backed securities	5%	5%
U.S. small and mid-capitalization equity securities	3%	3%
Total	100%	100%

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

Information regarding fair value measurements of plan assets was as follows as of December 31, 2025:

	Fair value measurements using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Investments measured at net asset value	Fair value as of December 31, 2025
(in millions)	(Level 1)	(Level 2)	(Level 3)
U.S. corporate debt securities	$—	$85.5	$—	$—	$85.5
International equity securities	—	31.9	—	—	31.9
U.S. large capitalization equity securities	—	27.0	—	—	27.0
Mortgage-backed securities	—	7.7	—	—	7.7
U.S. small and mid-capitalization equity securities	—	4.0	—	—	4.0
Plan assets	$—	$156.1	$—	$—	$156.1

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Information regarding fair value measurements of plan assets was as follows as of December 31, 2024:

	Fair value measurements using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Investments measured at net asset value	Fair value as of December 31, 2024
(in millions)	(Level 1)	(Level 2)	(Level 3)
U.S. corporate debt securities	$—	$76.6	$—	$—	$76.6
International equity securities	—	27.4	—	—	27.4
U.S. large capitalization equity securities	—	23.7	—	—	23.7
Mortgage-backed securities	—	6.9	—	—	6.9
U.S. small and mid-capitalization equity securities	—	3.5	—	—	3.5
Plan assets	$—	$138.1	$—	$—	$138.1

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

We have fully funded the SERP obligation with investments in company-owned life insurance policies. The cash surrender value of these policies is included in long-term investments on the consolidated balance sheets and totaled $5.3 million as of December 31, 2025 and $8.0 million as of December 31, 2024.

The following benefit payments are expected to be paid during the years indicated:

(in millions)	Postretirement benefit plan	Pension plan
2026	$3.4	$0.3
2027	3.2	0.3
2028	2.9	0.3
2029	2.7	0.2
2030	2.5	0.2
2031 - 2035	10.3	0.8
401(k) plan – We sponsor a 401(k) retirement savings plan for eligible employees, which is designed to help participants accumulate funds for retirement. The plan is available for the majority of our full-time employees and certain part-time employees, with eligibility generally commencing after 30 days of service.

Under the plan, both employees and Deluxe make contributions. Employees may elect to contribute up to 50% of eligible compensation, subject to IRS annual limits and the terms of the plan. Beginning in May 2025, we match 100% of the first 1% of compensation contributed and 50% of the next 2% contributed. Prior to May 2025, we matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed. All employee and Deluxe contributions are remitted to the plan’s trustee.

The expense recognized for the matching contributions was $7.5 million in 2025, $11.3 million in 2024, and $12.0 million in 2023.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan participants may select from a broad range of investment options for their 401(k) account balances. Direct investment in our common stock is not permitted. However, certain investment funds available under the plan may hold shares of our common stock as part of their portfolios. Benefits are paid to participants from the accumulated funds in the plan trust.

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in millions)	2025	2024
Senior unsecured notes	$475.0	$475.0
Senior secured notes	450.0	450.0
Senior secured term loan facility	441.4	500.0
Securitization obligations	65.0	78.9
Amounts drawn on senior secured revolving credit facility	13.0	18.0
Total principal amount	1,444.4	1,521.9
Less: unamortized discount and debt issuance costs	(15.0)	(18.8)
Total debt, net of discount and debt issuance costs	1,429.4	1,503.1
Less: current portion of long-term debt, net of debt issuance costs	(16.3)	(37.1)
Long-term debt	$1,413.1	$1,466.0

Maturities of long-term debt were as follows as of December 31, 2025:

(in millions)	Debt obligations
2026	$16.4
2027	37.5
2028	115.0
2029	1,275.5
Total principal amount	$1,444.4

Credit facility – In December 2024, we executed a $900.0 million amended and restated credit agreement, which included commitments of $400.0 million under a revolving credit facility and $500.0 million under a term loan facility. The revolving credit facility includes a $40.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. Concurrently, we repaid and terminated our previous credit facility, recording interest expense of $1.7 million for the write-off of the related unamortized debt issuance costs. Net proceeds from the amended and restated credit facility were $604.4 million.

Loans under the revolving credit facility can be borrowed, repaid, and re-borrowed until February 1, 2029, at which point all outstanding amounts must be repaid. The term loan facility is structured to be repaid in equal quarterly installments of $9.4 million through December 2027 and $12.5 million from March 2028 to December 2028, with the remaining balance due on February 1, 2029. Any voluntary prepayments of principal under the term loan facility reduce required installment payments in direct order of maturity. The term loan facility includes mandatory prepayment requirements related to asset sales, certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 5.87% as of December 31, 2025 and 7.23% as of December 31, 2024.

Borrowings under the credit facility are secured by substantially all of the present and future tangible and intangible personal property held by us and our subsidiaries that have guaranteed our obligations under the credit facility, subject to certain exceptions. The credit agreement includes customary covenants that limit levels of indebtedness, liens, mergers, certain asset

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
dispositions, changes in business, advances, investments, loans, and restricted payments. These covenants are subject to various limitations and exceptions outlined in the credit agreement.

Additionally, the credit agreement imposes requirements on our consolidated total leverage ratio and our consolidated secured leverage ratio. The consolidated total leverage ratio is calculated as (i) consolidated indebtedness minus unrestricted cash and cash equivalents in excess of $15.0 million to (ii) consolidated EBITDA for the period, as defined in the agreement. The consolidated secured leverage ratio is defined as (i) consolidated secured indebtedness minus unrestricted cash and cash equivalents in excess of $15.0 million to (ii) consolidated EBITDA for the period, as defined in the agreement. These ratios may not equal or exceed the following amounts during the periods indicated:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
December 31, 2025 through March 31, 2026	4.25 to 1.00	3.50 to 1.00
June 30, 2026 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

Furthermore, we are required to maintain a minimum interest coverage ratio of at least 3.00 to 1.00 for the duration of the credit facility. This ratio is calculated as (i) consolidated EBITDA, as defined in the agreement, for the trailing four quarters to (ii) consolidated interest expense for the same period. In addition, if our consolidated total leverage ratio exceeds 2.75 to 1.00, the aggregate amount of permitted dividends, incentive-based share repurchases, and repurchases under an open market repurchase program is limited to an annual amount of $60.0 million, provided that the amount of any share repurchases made under an open market repurchase program does not exceed $30.0 million in a fiscal year.

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we were unable to settle the outstanding amounts. As of December 31, 2025, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

As of December 31, 2025, amounts were available for borrowing under our revolving credit facility as follows:

(in millions)	Total available
Revolving credit facility commitment	$400.0
Amount drawn on revolving credit facility	(13.0)
Outstanding letters of credit(1)	(7.4)
Net available for borrowing as of December 31, 2025	$379.6

(1) We use standby letters of credit primarily to collateralize certain obligations related to our self-insured workers' compensation claims, as well as claims for environmental matters, as required by certain states. These letters of credit reduce the amount available for borrowing under our revolving credit facility.

Senior unsecured and secured notes – In June 2021, we issued $500.0 million of 8.0% senior unsecured notes that mature in June 2029. These notes were issued via a private placement under Rule 144A of the Securities Act of 1933. Proceeds from the offering, net of discount and offering costs, were $490.7 million, resulting in an effective interest rate of 8.3%. The net proceeds were utilized to finance the acquisition of First American Payment Systems, L.P. Interest payments are due each June and December. During 2022, we repurchased $25.0 million of these notes on the open market.

In December 2024, we issued $450.0 million of 8.125% senior secured notes that mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will mature on February 1, 2029. These notes were also issued via a private placement under Rule 144A of the Securities Act of 1933. The proceeds from this offering, net of discount and offering costs, were $441.5 million, resulting in an effective interest rate of 8.6%. The net proceeds, along with borrowings under the credit facility executed in December 2024, were used to refinance our previous senior secured term loan facility and revolving credit facility. Interest payments for these notes are due each March and September.

The indentures governing these notes include covenants that restrict our ability, and that of our restricted subsidiaries, to undertake certain actions. These restrictions include limitations on incurring additional debt and liens, issuing redeemable and

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preferred stock, paying dividends and distributions, making loans and investments, and consolidating, merging, or selling all or substantially all of our assets.

Securitization facility – In March 2024, Deluxe Receivables LLC, a wholly-owned subsidiary, entered into a receivables financing agreement (the “Securitization Facility”). This facility was subsequently amended in December 2025 to, among other things, increase the maximum available borrowing capacity and extend the maturity date. The amended agreement is scheduled to mature in December 2028, unless further extended in accordance with its terms. The Securitization Facility provides for a maximum borrowing capacity of $100.0 million, subject to adjustments based on the underlying borrowing base. Pursuant to the terms of the Securitization Facility, we have sold, and will continue to sell on an ongoing basis, certain accounts receivable to Deluxe Receivables LLC. These receivables serve as collateral for borrowings under the facility and totaled approximately $147.0 million as of December 31, 2025. The initial proceeds received from this facility were utilized to prepay amounts outstanding under our previous secured term loan facility.

Borrowings accrue interest at a commercial paper rate when funded by a conduit lender through the issuance of notes, and at the Secured Overnight Financing Rate plus an applicable margin for other borrowings. A commitment fee is charged on the unused portion of the facility, with both interest and fees payable on a monthly basis. The interest rate on outstanding amounts under the facility was 5.45% as of December 31, 2025 and 6.22% as of December 31, 2024.

For accounting purposes, the Securitization Facility is classified as a secured financing transaction rather than a sale of receivables. As a result, Deluxe Receivables LLC is included in the consolidated financial statements, and the receivables pledged as collateral are presented as accounts receivable on the consolidated balance sheets. The related borrowings are reported as long-term debt. Cash collections from the receivables are included in net cash provided by operating activities in the consolidated statements of cash flows, while borrowings and repayments associated with the Securitization Facility are reflected in net cash used by financing activities.

NOTE 13: LEASES

We have entered into operating leases for the majority of our facilities, with remaining terms extending up to 10 years as of December 31, 2025. These arrangements enable us to mitigate risks associated with property ownership, such as fluctuations in real estate values, while also providing enhanced flexibility to adapt to evolving business and operational requirements. In addition to facility leases, we maintain operating leases for various equipment, including production printers and data center assets. Certain lease agreements contain provisions for renewal or extension, although the impact of these renewal periods was not material to the amounts recognized for operating lease assets and liabilities. We also utilize finance leases for our corporate headquarters and select information technology hardware.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases were reflected on the consolidated balance sheets as follows at December 31:

(in millions)	2025	2024
Operating leases:
Operating lease assets	$43.0	$49.4

Accrued liabilities	$11.4	$12.4
Operating lease liabilities	39.8	49.0
Total operating lease liabilities	$51.2	$61.4
Weighted-average remaining lease term	6 years	5 years
Weighted-average discount rate	9.0%	8.5%

Finance leases:
Property, plant and equipment, gross	$30.6	$28.2
Accumulated depreciation	(8.3)	(6.0)
Property, plant and equipment, net	$22.3	$22.2

Accrued liabilities	$2.4	$1.9
Other non-current liabilities	25.8	25.5
Total finance lease liabilities	$28.2	$27.4
Weighted-average remaining lease term	11 years	12 years
Weighted-average discount rate	6.2%	6.0%

The components of lease expense for the years ended December 31 were as follows:

(in millions)	2025	2024	2023
Operating lease expense	$14.5	$18.3	$18.8
Finance lease expense:
Amortization of right-of-use assets	2.3	1.8	2.1
Interest on lease liabilities	1.7	1.6	1.6
Total finance lease expense	4.0	3.4	3.7
Total lease expense	$18.5	$21.7	$22.5

Supplemental cash flow information related to leases for the years ended December 31 was as follows:

(in millions)	2025	2024	2023
Lease assets obtained in exchange for lease obligations:
Operating leases	$3.3	$3.6	$26.2
Finance leases	2.4	1.2	—

Cash paid for amounts included in lease obligations:
Operating cash flows from operating leases	$18.2	$17.0	$19.9
Operating cash flows from finance leases	1.7	1.6	1.6
Financing cash flows from finance leases	1.6	1.1	2.7

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maturities of lease liabilities were as follows at December 31, 2025:

(in millions)	Operating lease obligations	Finance lease obligations
2026	$15.2	$4.1
2027	12.3	3.9
2028	9.1	3.9
2029	8.8	3.4
2030	6.2	2.9
Thereafter	17.8	20.3
Total lease payments	69.4	38.5
Less lease incentive receivable	(2.1)	—
Less imputed interest	(16.1)	(10.3)
Present value of lease payments	$51.2	$28.2

NOTE 14: OTHER COMMITMENTS AND CONTINGENCIES

Indemnifications – In the normal course of business, we enter into agreements that include standard indemnification provisions. These provisions typically cover third-party claims arising from our products and services, including, but not limited to, service failures, breaches of security, infringement of intellectual property rights, compliance with governmental regulations, and employment-related matters. Our obligations under these indemnities would generally be triggered by our breach of contractual terms.

Additionally, in connection with the sale or disposal of assets or businesses, we customarily provide representations, warranties, and indemnities to counterparties. These may address risks such as undisclosed damage to the assets, environmental liabilities, including obligations to investigate or remediate contamination at waste disposal sites or manufacturing facilities, as well as unidentified tax exposures and legal matters relating to periods prior to the disposition.

The potential liability under these indemnification agreements is not reasonably estimable, as it depends on the occurrence of future, unknown events. However, based on current information, we do not believe that any such obligations would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recognized liabilities for known indemnifications related to environmental matters, which were not material as of December 31, 2025 or December 31, 2024.

In the ordinary course of business, we may provide performance guarantees on behalf of our subsidiaries to customers and other parties. These guarantees may be supported by standby letters of credit, surety bonds, or similar instruments. Under these arrangements, we would be required to perform only in the event of a defined triggering event, such as an unexcused, uncured breach by a subsidiary. We believe the likelihood of performance under these guarantees is remote. As of December 31, 2025 and December 31, 2024, we had no material obligations related to such guarantees, and accordingly, no associated liability has been recorded in our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $9.6 million as of December 31, 2025 and $8.2 million as of December 31, 2024, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets.

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

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Should an unfavorable ruling occur, it could have a material adverse effect on our financial position, results of operations, or liquidity in the period of the ruling or in subsequent periods.

NOTE 15: BUSINESS SEGMENT INFORMATION

We operate the following reportable segments, generally organized by product and service type:

•Merchant Services – provides electronic credit and debit card authorization and payment processing services, primarily to small and medium-sized retail and service businesses.

•B2B Payments – provides treasury management solutions, including remittance and lockbox processing, remote deposit capture, cash application, and payment acceptance solutions, as well as integrated accounts payable disbursements, including eChecks, Deluxe Payment Exchange, and Medical Payment Exchange, and fraud and security services.

•Data Solutions – provides data, analytics, and marketing services for both business-to-business and business-to-consumer clients, as well as financial institution profitability reporting and business incorporation services.

•Print – provides printed personal and business checks, business essentials, including printed business forms and business accessories, as well as branded promotional print, apparel, and digital storefront solutions.

Segment accounting polices – The accounting policies applied to our segments are consistent with those outlined in Note 1. Corporate costs for shared services are allocated to segments when they are directly attributable to a segment, otherwise, they are reported under Corporate operations. Unallocated costs primarily include marketing, accounting, information technology, human resources, facilities, executive management, and legal, tax, and treasury functions.

Geographic information and major customers – Our segments primarily operate within the U.S., with some activities in Canada. Until June 2023, we operated our former web hosting business in parts of Europe and through partners in Central and South America. Revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements during the periods presented. No single customer contributed more than 10% of consolidated revenue in any of the last three years.

Chief Operating Decision Maker (CODM) and performance metrics – Our Chief Executive Officer is the CODM, evaluating segment performance and resource allocation based on adjusted EBITDA. Adjusted EBITDA excludes depreciation and amortization expense, interest expense, income tax expense, and certain other amounts that can vary from period to period. These amounts may include asset impairment charges, restructuring and integration expense, share-based compensation expense, certain legal and environmental expenses that fall outside the normal course of business, and gains or losses on the sale of businesses and long-lived assets.

The CODM uses adjusted EBITDA in both the annual planning and interim forecasting processes. On a monthly basis, the CODM reviews actual results versus plan and forecast information, using this analysis to guide resource distribution and strategic adjustments. Additionally, the CODM compares segment adjusted EBITDA margins to those of competitors. This benchmarking is essential for evaluating the relative performance of our segments within the industry, ensuring that we remain competitive, and identifying areas for improvement. Furthermore, adjusted EBITDA plays a significant role in establishing employee performance-based compensation, aligning employee incentives with our financial goals. The CODM does not review segment-level asset information for purposes of investment or operating decision-making.

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment results – The following table presents segment information for the years ended December 31:

(in millions)	2025	2024	2023
Merchant Services:
Revenue	$398.6	$384.0	$364.2
Other segment items	(312.7)	(305.5)	(289.8)
Adjusted EBITDA	85.9	78.5	74.4
B2B Payments:
Revenue	290.5	287.9	299.2
Other segment items	(226.1)	(230.8)	(237.2)
Adjusted EBITDA	64.4	57.1	62.0
Data Solutions:
Revenue	307.3	234.0	211.8
Other segment items	(220.9)	(173.5)	(165.5)
Adjusted EBITDA	86.4	60.5	46.3
Print:
Revenue	1,136.8	1,205.1	1,261.3
Other segment items	(769.9)	(828.5)	(860.4)
Adjusted EBITDA	366.9	376.6	400.9
Total reportable segments:
Revenue	$2,133.2	$2,111.0	$2,136.5
Other segment items	(1,529.6)	(1,538.3)	(1,552.9)
Adjusted EBITDA	603.6	572.7	583.6
All other:(1)
Revenue	—	10.8	55.8
Other segment items	—	(5.2)	(29.9)
Adjusted EBITDA	—	5.6	25.9
Total segments:
Consolidated revenue	$2,133.2	$2,121.8	$2,192.3
Other segment items	(1,529.6)	(1,543.5)	(1,582.8)
Adjusted EBITDA	603.6	578.3	609.5

(1) Includes the payroll and human resources services business that we substantially exited during 2024 and the North American web hosting and logo design businesses that were sold in 2023 (Note 6).

The CODM does not review segment expense information, but receives commentary on variances between planned, forecasted, and prior year adjusted EBITDA. This commentary may include discussion of relevant expense categories, which can vary from period to period based on the drivers of the variances. The CODM also reviews consolidated expense information as presented in our consolidated financial statements, as well as consolidated expenses for shared services support functions.

For all segments, other segment items include cost of revenue, selling expenses, and allocated shared services costs, including information technology, real estate, and finance costs. For our digital businesses (Merchant Services, B2B Payments, and Data Solutions), cost of revenue includes information technology costs, payroll and related expenses, and overhead, and for Merchant Services, residuals paid to ISOs. For the Print segment, cost of revenue includes raw materials, shipping and handling, third-party costs for outsourced products, payroll and related expenses, information technology costs, and overhead. Selling expenses include sales, marketing, and advertising expenses, call center operations (Merchant Services, B2B Payments, and Print), and external commissions (B2B Payments and Print).

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation to consolidated income before income taxes – The following table reconciles total segment adjusted EBITDA to consolidated income before income taxes for the years ended December 31:

(in millions)	2025	2024	2023
Total segment adjusted EBITDA	$603.6	$578.3	$609.5
Corporate operations	(172.1)	(166.2)	(192.4)
Depreciation and amortization	(137.9)	(165.5)	(169.7)
Interest expense	(122.0)	(123.3)	(125.6)
Non-controlling interest	0.1	0.1	0.1
Asset impairment charges	(5.7)	(7.7)	—
Restructuring and integration expense	(20.5)	(50.5)	(90.5)
Share-based compensation expense	(24.9)	(19.9)	(20.5)
Certain legal and environmental expense	(1.5)	—	(2.2)
Loss on sale of investment securities	—	—	(1.3)
Gain on sale of businesses and long-lived assets	—	31.2	32.4
Income before income taxes	$119.1	$76.5	$39.8

Disaggregated revenue information – The following tables present revenue disaggregated by product and service offerings for the years ended December 31:

	Year Ended December 31, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$690.0	$690.0
Merchant services solutions	398.6	—	—	—	398.6
Data-driven marketing	—	—	288.1	—	288.1
Forms and other business products	—	—	—	224.8	224.8
Treasury management solutions	—	224.7	—	—	224.7
Promotional solutions	—	—	—	222.0	222.0
Other payment solutions	—	65.8	—	—	65.8
Other web-based solutions	—	—	19.2	—	19.2
Total revenue	$398.6	$290.5	$307.3	$1,136.8	$2,133.2

	Year Ended December 31, 2024
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$702.7	$—	$702.7
Merchant services solutions	384.0	—	—	—	—	384.0
Data-driven marketing	—	—	214.6	—	—	214.6
Forms and other business products	—	—	—	240.4	—	240.4
Treasury management solutions	—	225.6	—	—	—	225.6
Promotional solutions	—	—	—	262.0	—	262.0
Other payment solutions	—	62.3	—	—	—	62.3
Other web-based solutions	—	—	19.4	—	—	19.4
Other	—	—	—	—	10.8	10.8
Total revenue	$384.0	$287.9	$234.0	$1,205.1	$10.8	$2,121.8

DELUXE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	All Other	Consolidated
Checks	$—	$—	$—	$721.1	$—	$721.1
Merchant services solutions	364.2	—	—	—	—	364.2
Data-driven marketing	—	—	192.7	—	—	192.7
Forms and other business products	—	—	—	263.5	—	263.5
Treasury management solutions	—	240.3	—	—	—	240.3
Promotional solutions	—	—	—	276.7	1.5	278.2
Other payment solutions	—	58.9	—	—	—	58.9
Other web-based solutions	—	—	19.1	—	—	19.1
Other	—	—	—	—	54.3	54.3
Total revenue	$364.2	$299.2	$211.8	$1,261.3	$55.8	$2,192.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – As of the end of the period covered by this report, December 31, 2025 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on this assessment, we have concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The attestation report on our internal control over financial reporting issued by PricewaterhouseCoopers LLP is located in Item 8 of this report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

The following table provides information concerning our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	3,299,098	(1)	$41.45	(1)	4,237,300	(2)
Equity compensation plans not approved by shareholders	62,541	(3)	—		—
Total	3,361,639		$41.45		4,237,300
.

(1) Includes awards granted under our 2022 Stock Incentive Plan as well as previous stock incentive plans. The number of securities to be issued upon exercise of outstanding options, warrants, and rights includes outstanding stock options of 883,069, restricted stock unit awards of 1,528,668, and 887,361 shares subject to outstanding performance share unit awards. The number of performance share units reflects the target amount for awards outstanding as of December 31, 2025. The actual number of shares issued under our performance share unit awards will range between 0% and 200% of the target amount, based on our performance relative to the applicable performance goals as determined by the Compensation and Talent Committee of our board of directors at the end of the performance period. The performance share unit and restricted stock unit awards are not included in the weighted-average exercise price of outstanding options, warrants, and rights because they require no consideration upon vesting.

(2) Includes 2,422,849 shares reserved for issuance under our Amended and Restated 2000 Employee Stock Purchase Plan and 1,814,451 shares available for issuance under our 2022 Stock Incentive Plan.

(3) Includes inducement awards of shares granted pursuant to New York Stock Exchange rules. The number of securities to be issued upon vesting includes 62,541 outstanding restricted stock unit awards. The restricted stock unit awards are not included in the weighted-average exercise price of outstanding options, warrants, and rights because they require no consideration upon vesting.

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
2.1
Asset Purchase Agreement between us and JPMorgan Chase Bank, National Association, dated as of August 6, 2025 (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025)*

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

10.1	Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 14, 2022)**
10.2	Amendment No. 1 to the Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 13, 2023)**
10.3	Amendment No. 2 to Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 10, 2025)**
10.4	Deluxe Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 20, 2020)**
10.5	Deluxe Corporation 2017 Long-Term Incentive Plan (incorporated by reference to Appendix B of the definitive proxy statement filed with the Commission on March 17, 2017)**
10.6	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2020)**
10.7	Deluxe Corporation Deferred Compensation Plan Trust (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed with the Commission on January 7, 2002)**
10.8	Deluxe Corporation Deferred Compensation Plan (2024 Restatement) (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the Commission on November 7, 2024)**
10.9
Deluxe Corporation Severance Plan for Certain Executive Level Employees, revised April 25, 2024 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024)**

Exhibit Number	Description
10.10
Employment Agreement, dated October 14, 2018, between us and Barry C. McCarthy and related forms of Restricted Stock Unit Award Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on November 6, 2018)**

10.11
First Amendment to Employment Agreement, dated October 14, 2018, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 26, 2020)**

10.12
Second Amendment to Employment Agreement, dated August 6, 2021, between us and Barry C. McCarthy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 6, 2021)**

10.13	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 2/24) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2023)**
10.14	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 2/22) (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2022)**
10.15	Form of U.S. Employee Restricted Stock Unit Award Agreement (version 3/21) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)**
10.16	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 3/21) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)**
10.17	Form of CEO Non-Qualified Stock Option Agreement (version 4/19) (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)**
10.18	Form of U.S. Employee Non-Qualified Stock Option Agreement (version 4/19) (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019)**
10.19	Form of Non-Qualified Stock Option Agreement (version 12/17) (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2017)**
10.20	Form of U.S. Employee Performance Share Unit Award Agreement (version 2/24) (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2023)**
10.21	Form of U.S. Employee Performance Share Unit Award Agreement (version 2/22) (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2022)**
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

10.24	Form of Non-Employee Director Restricted Stock Unit Award Agreement (version 4/22) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2022)**
10.25
Restricted Stock Unit Agreement, dated November 15, 2024, by and between us and Kimberly Cross (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2024)**

10.26
Restricted Stock Unit Agreement (Four-Year Ratable), dated May 13, 2022, by and between us and Yogaraj Jayaprakasam (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed with the Commission on August 5, 2022)**

Exhibit Number	Description
10.27
Amended and Restated Credit Agreement, dated as of December 3, 2024, by and among us, as borrower, the several lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 3, 2024)

10.28
Receivables Financing Agreement, dated March 13, 2024, by and among Deluxe Receivables LLC, MUFG Bank, Ltd., and the group agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 14, 2024)

10.29
Amendment No. 1 to Receivables Financing Agreement, dated December 15, 2025, by and among us, Deluxe Receivables LLC, MUFG Bank, Ltd., and the group agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on December 17, 2025)

19	Deluxe Corporation Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024)
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Deluxe Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K for the year ended December 31, 2023)**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)
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

DELUXE CORPORATION
Date: February 13, 2026	/s/ Barry C. McCarthy
Barry C. McCarthy, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 13, 2026.

Signature	Title

/s/ Barry C. McCarthy	President and Chief Executive Officer
Barry C. McCarthy	(Principal Executive Officer)

/s/ William C. Zint	Senior Vice President, Chief Financial Officer
William C. Zint	(Principal Financial Officer)

/s/ L. Kelly Moyer	Vice President, Chief Accounting Officer
L. Kelly Moyer	(Principal Accounting Officer)

/s/ Angela L. Brown
Angela L. Brown	Director

/s/ Michelle T. Collins
Michelle T. Collins	Director

/s/ Hugh S. Cummins III
Hugh S. Cummins III	Director

/s/ Paul R. Garcia
Paul R. Garcia	Director

/s/ Cheryl Mayberry McKissack
Cheryl Mayberry McKissack	Director

/s/ Thomas J. Reddin
Thomas J. Reddin	Director

/s/ Morgan M. Schuessler
Morgan M. Schuessler	Director

/s/ John L. Stauch
John L. Stauch	Director

/s/ Telisa L. Yancy
Telisa L. Yancy	Director