Form 10-Q
period 2026-03-31
DELUXE CORP
filed 2026-05-07
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of April 29, 2026 was 45,784,061.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share par value)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$27.2	$36.9
Trade accounts receivable, net of allowance for credit losses	178.1	187.6
Revenue in excess of billings	40.6	30.8
Inventories and supplies, net of reserve	35.0	33.5
Settlement processing assets	33.0	273.6
Prepaid expenses	28.5	33.3
Other current assets	50.2	70.1
Total current assets	392.6	665.8
Goodwill	1,422.8	1,422.8
Intangibles, net of accumulated amortization of $645.8 and $615.7, respectively	335.5	348.4
Property, plant and equipment, net of accumulated depreciation of $382.0 and $376.0, respectively	98.4	101.0
Operating lease assets	41.7	43.0
Long-term investments	16.7	26.4
Deferred income taxes	1.4	1.8
Other non-current assets	247.2	254.4
Total assets	$2,556.3	$2,863.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160.9	$161.3
Accrued liabilities	129.9	190.6
Settlement processing obligations	35.0	275.0
Current portion of long-term debt	16.3	16.3
Total current liabilities	342.1	643.2
Long-term debt	1,380.8	1,413.1
Deferred income taxes	44.2	27.0
Operating lease liabilities	38.6	39.8
Other non-current liabilities	53.8	59.8
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500.0 shares; outstanding: March 31, 2026 – 45.7; December 31, 2025 – 45.0)	45.7	45.0
Additional paid-in capital	132.3	138.0
Retained earnings	537.7	515.9
Accumulated other comprehensive loss	(19.2)	(18.5)
Non-controlling interest	0.3	0.3
Total shareholders’ equity	696.8	680.7
Total liabilities and shareholders’ equity	$2,556.3	$2,863.6

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended March 31,
(in millions, except per share amounts)	2026	2025
Service revenue	$277.0	$248.2
Product revenue	261.1	288.3
Total revenue	538.1	536.5
Cost of services	(161.3)	(145.8)
Cost of products	(97.4)	(109.7)
Total cost of revenue	(258.7)	(255.5)
Selling, general and administrative expense	(209.3)	(225.2)
Restructuring and integration expense	(3.4)	(7.7)
Gain on sale of businesses and long-lived assets	5.1	—
Operating income	71.8	48.1
Interest expense	(27.7)	(31.3)
Other income, net	2.5	2.5
Income before income taxes	46.6	19.3
Income tax provision	(10.8)	(5.3)
Net income	$35.8	$14.0
Total comprehensive income	$35.1	$13.9
Basic earnings per share	0.79	0.31
Diluted earnings per share	0.77	0.31

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2025	45.0	$45.0	$138.0	$515.9	$(18.5)	$0.3	$680.7
Net income	—	—	—	35.8	—	—	35.8
Cash dividends ($0.30 per share)	—	—	—	(14.0)	—	—	(14.0)
Common shares issued, net of tax withholding	0.7	0.7	(12.4)	—	—	—	(11.7)
Employee share-based compensation	—	—	6.7	—	—	—	6.7
Other comprehensive loss	—	—	—	—	(0.7)	—	(0.7)
Balance, March 31, 2026	45.7	$45.7	$132.3	$537.7	$(19.2)	$0.3	$696.8

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44.3	$44.3	$117.1	$489.2	$(29.9)	$0.2	$620.9
Net income	—	—	—	14.0	—	—	14.0
Cash dividends ($0.30 per share)	—	—	—	(13.5)	—	—	(13.5)
Common shares issued, net of tax withholding	0.4	0.4	(4.8)	—	—	—	(4.4)
Employee share-based compensation	—	—	5.5	—	—	—	5.5
Other comprehensive loss	—	—	—	—	(0.1)	—	(0.1)
Balance, March 31, 2025	44.7	$44.7	$117.8	$489.7	$(30.0)	$0.2	$622.4

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Quarter Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$35.8	$14.0
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	30.3	29.7
Depreciation	6.4	5.6
Deferred income taxes	17.6	(4.8)
Amortization of prepaid product discounts	7.9	8.3
Employee share-based compensation expense	6.7	5.4
Operating lease expense	3.4	3.7
Amortization of cloud computing arrangement implementation costs	2.3	4.2
Gain on sale of businesses and long-lived assets	(5.1)	—
Other non-cash items, net	4.9	4.6
Changes in assets and liabilities:
Trade accounts receivable	7.4	(1.4)
Inventories and supplies	(2.0)	2.2
Other current and non-current assets	(5.7)	(2.5)
Accounts payable	0.3	11.3
Prepaid product discount payments	(8.1)	(8.5)
Other accrued and non-current liabilities	(49.4)	(21.5)
Net cash provided by operating activities	52.7	50.3
Cash flows from investing activities:
Purchases of capital assets	(25.4)	(26.0)
Proceeds from company-owned life insurance policies	25.2	—
Proceeds from sale of businesses and long-lived assets	10.8	2.0
Other	0.5	(0.6)
Net cash provided (used) by investing activities	11.1	(24.6)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	178.0	167.7
Payments on long-term debt and swingline loans	(211.4)	(179.3)
Cash dividends paid to shareholders	(15.3)	(14.5)
Holdback payments for acquired assets	(12.9)	(0.5)
Net change in settlement processing obligations	(240.0)	(237.0)
Other	(12.5)	(5.0)
Net cash used by financing activities	(314.1)	(268.6)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(0.4)	1.0
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(250.7)	(241.9)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	313.0	309.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$62.3	$67.3

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of March 31, 2026, the consolidated statements of comprehensive income for the quarters ended March 31, 2026 and 2025, the consolidated statements of shareholders’ equity for the quarters ended March 31, 2026 and 2025, and the consolidated statements of cash flows for the quarters ended March 31, 2026 and 2025 are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Comparability – The consolidated statement of cash flows for the quarter ended March 31, 2025 has been modified to conform to the current year presentation. Within net cash used by financing activities, holdback payments for acquired assets is presented separately. Previously, this amount was included in the Other caption within net cash used by financing activities.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

ASU 2025-05 – In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient allowing companies to assume that conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets for purposes of measuring credit losses. Effective January 1, 2026, we adopted ASU 2025‑05 and elected to apply the practical expedient to all eligible assets. The practical expedient is required to be applied on a prospective basis. Adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

ASU 2025-11 – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard is intended to enhance the existing interim reporting guidance by improving the organization and accessibility of required interim disclosure requirements, clarifying when that guidance is applicable, and introducing a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact. We elected to adopt this standard early in this Form 10-Q for the quarter ended March 31, 2026. Adoption of this standard did not have a material impact on our interim financial statements or related disclosures.

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

ASU 2025-06 – In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. This standard revises the existing guidance that refers to the various stages of a software development project to better align with current software development methods, such as agile programming. Under the new standard, companies will begin capitalizing eligible costs when (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

This guidance is effective for us on January 1, 2028 and allows companies to choose from three transition methods. We are currently assessing how adoption of this standard will affect our consolidated financial statements.

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Trade accounts receivable – gross(1)	$186.7	$196.3
Allowance for credit losses	(8.6)	(8.7)
Trade accounts receivable – net	$178.1	$187.6

(1) Includes unbilled receivables of $56.2 million as of March 31, 2026 and $53.5 million as of December 31, 2025.

Changes in the allowance for credit losses for the quarters ended March 31, 2026 and March 31, 2025 were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Balance, beginning of period	$8.7	$9.1
Bad debt expense	2.0	1.8
Write-offs and other	(2.1)	(1.8)
Balance, end of period	$8.6	$9.1

Inventories and supplies – Inventories and supplies were comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Finished and semi-finished goods	$26.3	$27.0
Raw materials and supplies	19.1	17.7
Reserve for excess and obsolete items	(10.4)	(11.2)
Inventories and supplies, net of reserve	$35.0	$33.5

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Unconditional right to receive consideration(1)	$21.9	$11.8
Conditional right to receive consideration	18.7	19.0
Revenue in excess of billings	$40.6	$30.8

(1) Represents revenues that are earned but not currently billable under the related contract terms.

Goodwill – There were no changes in goodwill during the first quarter of 2026. Goodwill by reportable segment was as follows as of March 31, 2026 and December 31, 2025:

(in millions)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Goodwill	$727.7	$160.4	$40.8	$493.9	$1,422.8

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145.6 million and $193.7 million, respectively, for each period.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangibles – Intangibles were comprised of the following:

	March 31, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$560.8	$(393.0)	$167.8	$543.2	$(373.4)	$169.8
Customer lists/relationships	223.1	(179.4)	43.7	223.1	(174.4)	48.7
Partner relationships	75.9	(25.1)	50.8	76.3	(24.1)	52.2
Technology-based intangibles	65.0	(39.3)	25.7	65.0	(37.2)	27.8
Residual commission buy-out	36.0	(1.8)	34.2	36.0	—	36.0
Other	20.5	(7.2)	13.3	20.5	(6.6)	13.9
Intangibles	$981.3	$(645.8)	$335.5	$964.1	$(615.7)	$348.4

Amortization of intangibles was $30.3 million for the quarter ended March 31, 2026 and $29.7 million for the quarter ended March 31, 2025. Based on the intangibles in service as of March 31, 2026, estimated future amortization expense is as follows:

(in millions)	Estimated amortization expense
Remainder of 2026	$81.4
2027	81.1
2028	56.6
2029	28.2
2030	20.8

In the normal course of business, we acquire and develop internal-use software. During the quarter ended March 31, 2026, we acquired or developed internal-use software of $17.6 million with a weighted-average useful life of 3 years.

Other non-current assets – Other non-current assets were comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Postretirement benefit plan asset	$131.5	$129.5
Prepaid product discounts(1)	33.1	29.8
Cloud computing arrangement implementation costs	27.7	29.2
Deferred contract acquisition costs(2)	18.2	17.1
Long-term receivables, net of allowance for credit losses(3)	16.5	9.0
Other	20.2	39.8
Other non-current assets	$247.2	$254.4

(1) Amortization of prepaid product discounts was $7.9 million for the quarter ended March 31, 2026 and $8.3 million for the quarter ended March 31, 2025.
(2) Amortization of deferred contract acquisition costs was $2.7 million for the quarter ended March 31, 2026 and $2.9 million for the quarter ended March 31, 2025.

(3) Amount includes the non-current portion of long-term receivables, including loans and notes receivable from distributors and proceeds receivable from an asset sale (Note 6). The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $5.9 million as of March 31, 2026 and $1.7 million as of December 31, 2025. The allowance for credit losses was not material in either period.

The amount of long-term receivables originated during the first quarter of 2026 was $12.0 million, including the current portion of $4.2 million. Long-term receivables originated within the preceding five-year period were not material as of March 31, 2026. There were no write-offs or recoveries recorded during the quarter ended March 31, 2026.

We manage long-term receivables using an internal risk grading process that considers a variety of factors, including borrowers’ ability to service their debt and payment history. Receivables with the highest assessed credit quality are assigned

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

internal grades of 1-2, while receivables with an identified potential weakness requiring management's attention are assigned internal grades of 3-4. As of March 31, 2026, none of our long-term receivables were assigned an internal grade of 3-4. Additionally, past due and non-accrual balances were not material as of March 31, 2026 or December 31, 2025.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Deferred revenue(1)	$23.5	$36.2
Employee cash bonuses, including sales incentives	17.4	47.4
Interest	14.7	14.4
Customer rebates	13.3	13.9
Operating lease liabilities	10.7	11.4
Wages and payroll liabilities, including vacation	8.3	4.9
Prepaid product discounts	5.9	2.8
Restructuring and integration (Note 8)	4.3	4.3
Consideration payable for asset purchases	0.2	13.1
Other	31.6	42.2
Accrued liabilities	$129.9	$190.6

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $15.5 million for the quarter ended March 31, 2026 and $12.3 million for the quarter ended March 31, 2025.

Supplemental cash flow information – Supplemental cash flow information was as follows:

(in millions)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$27.2	$30.3
Restricted cash and restricted cash equivalents included in settlement processing assets	33.0	34.0
Non-current restricted cash included in other non-current assets	2.1	3.0
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$62.3	$67.3

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: SHAREHOLDERS' EQUITY

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the quarters ended March 31, 2026 and March 31, 2025 were as follows:

(in millions)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2025	$(6.4)	$(12.1)	$(18.5)
Other comprehensive loss before reclassifications	—	(0.5)	(0.5)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net current-period other comprehensive loss	(0.2)	(0.5)	(0.7)
Balance, March 31, 2026	$(6.6)	$(12.6)	$(19.2)

(in millions)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16.6)	$(13.3)	$(29.9)
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Net current-period other comprehensive loss	(0.1)	—	(0.1)
Balance, March 31, 2025	$(16.7)	$(13.3)	$(30.0)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in consolidated statements of comprehensive income
	Quarter Ended March 31,
(in millions)	2026	2025
Amortization of postretirement benefit plan items:
Prior service credit	$0.4	$0.4	Other income, net
Net actuarial loss	—	(0.2)	Other income, net
Total amortization	0.4	0.2	Other income, net
Tax expense	(0.2)	(0.1)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	0.2	0.1	Net income
Total reclassifications, net of tax	$0.2	$0.1

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended March 31,
(in millions, except per share amounts)	2026	2025
Earnings per share – basic:
Net income attributable to Deluxe	$35.8	$14.0
Weighted-average shares outstanding	45.4	44.6
Earnings per share – basic	$0.79	$0.31

Earnings per share – diluted:
Net income attributable to Deluxe	$35.8	$14.0
Re-measurement of share-based awards classified as liabilities	—	(0.1)
Income attributable to Deluxe available to common shareholders	$35.8	$13.9
Weighted-average shares outstanding	45.4	44.6
Dilutive impact of potential common shares	0.9	0.7
Weighted-average shares and potential common shares outstanding	46.3	45.3
Earnings per share – diluted	$0.77	$0.31
Antidilutive potential common shares excluded from calculation	0.9	1.2

NOTE 6: DIVESTITURES

In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

In March 2026, we finalized the divestiture of certain assets and liabilities associated with the Safeguard small business distributor channel within our Print segment. The transaction will generate net proceeds of $22.8 million, with approximately half received at closing. The remaining proceeds will be collected in equal annual installments on each anniversary of the closing date over the next three years. The net assets and liabilities transferred in the sale totaled $17.7 million and were comprised primarily of customer list intangible assets. The disposal group was classified as held for sale as of December 31, 2025 and was included in other non-current assets on the consolidated balance sheet.

In September and December 2023, we executed agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. Our exit from this business was substantially completed during 2024, and the remaining cash proceeds from this business exit were received during the quarter ended March 31, 2025.

Activity related to business exits was as follows for the quarters ended March 31, 2026 and March 31, 2025:

(in millions)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Quarter ended March 31, 2026:
Small business distributor channel	$5.1	$10.8

Quarter ended March 31, 2025:
Payroll and human resources services business	$—	$2.0

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: FAIR VALUE MEASUREMENTS

Our money market fund investment is comprised exclusively of debt securities issued by the U.S. Treasury and is classified as a Level 1 fair value measurement. The carrying value of the investment approximates fair value due to the short-term maturities and the highly liquid nature of the underlying U.S. Treasury securities. There were no transfers between levels of the fair value hierarchy during the periods presented.

The fair values of our financial instruments were as follows:

				Fair value measurements using
		March 31, 2026		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$14.1	$14.1	$14.1	$—	$—
Amortized cost:
Proceeds receivable from asset sale (Note 6)	Other current and other non-current assets	12.0	12.0	—	—	12.0
Loans and notes receivable from distributors	Other current and other non-current assets	10.4	10.8	—	—	10.8
Long-term debt	Current portion of long-term debt and long-term debt	1,397.1	1,433.1	—	1,433.1	—

				Fair value measurements using
		December 31, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$163.5	$163.5	$163.5	$—	$—
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	10.7	11.9	—	—	11.9
Long-term debt	Current portion of long-term debt and long-term debt	1,429.4	1,476.8	—	1,476.8	—

NOTE 8: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs incurred in connection with initiatives to improve operating efficiency and support earnings and cash flow growth. These costs primarily include consulting and project management

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

services, internal labor, facility closure and consolidation costs, and employee severance costs across functional areas. Restructuring and integration expense is not allocated to our reportable business segments.

The expense recorded during the quarter ended March 31, 2025 consisted primarily of costs related to our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, increasing cash flow, reducing debt, and improving our leverage ratio. The material components of the North Star program were completed by the end of 2025, and no further restructuring and integration expense related to this program was incurred during the quarter ended March 31, 2026. Further information can be found under the caption "Note 8: Restructuring and Integration Expense" in the Notes to Consolidated Financial Statements located in the 2025 Form 10-K.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Total cost of revenue	$0.3	$0.7
Operating expenses	3.4	7.7
Restructuring and integration expense	$3.7	$8.4

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended March 31,
(in millions)	2026	2025
Employee severance benefits	$2.5	$4.5
External consulting and other costs	0.8	2.5
Internal labor	0.1	1.0
Other	0.3	0.4
Restructuring and integration expense	$3.7	$8.4

Our restructuring and integration accruals are included in accrued liabilities on the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect that the majority of employee reductions and the associated severance payments will be completed by the end of 2026.

Changes in our restructuring and integration accruals were as follows:

(in millions)	Employee severance benefits
Balance, December 31, 2025	$4.3
Charges	2.7
Reversals	(0.2)
Payments	(2.5)
Balance, March 31, 2026	$4.3

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

NOTE 9: INCOME TAXES

Our effective income tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the period. For the quarter ended March 31, 2026, our effective income tax rate of 23.2% differed from the federal statutory tax rate of 21.0% mainly due to the tax benefit related to employee share-based compensation, partially offset

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

by an increase in the deferred tax valuation allowance, as well as state income taxes and the tax impact of non-deductible executive compensation expense.

For the quarter ended March 31, 2026, our effective income tax rate decreased from 27.5% for the same period in 2025. The 2026 rate benefited from a higher tax benefit related to employee share-based compensation and lower foreign income tax expense. These decreases in our effective income tax rate were partially offset by an increase in the valuation allowance of $2.3 million related to a capital loss carryforward generated during the quarter that we do not expect to fully utilize, as well as the tax impact of non-deductible executive compensation expense and state income taxes.

NOTE 10: POSTRETIREMENT BENEFITS

We have historically offered certain health care benefits to a large number of our eligible retired U.S. employees. In addition to our retiree health care plan, we also maintain an inactive U.S. supplemental executive retirement plan. Further information regarding our postretirement benefit plans can be found under the caption “Note 11: Postretirement Benefits” in the Notes to Consolidated Financial Statements located in the 2025 Form 10-K.

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended March 31,
(in millions)	2026	2025
Expected return on plan assets	$2.4	$2.1
Amortization of prior service credit	0.4	0.4
Interest cost	(0.3)	(0.4)
Amortization of net actuarial losses	—	(0.2)
Net periodic benefit income	$2.5	$1.9

NOTE 11: DEBT

Debt outstanding was comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Senior unsecured notes	$475.0	$475.0
Senior secured notes	450.0	450.0
Senior secured term loan facility	432.0	441.4
Securitization obligations	42.0	65.0
Amounts drawn on senior secured revolving credit facility	12.0	13.0
Total principal amount	1,411.0	1,444.4
Less: unamortized discount and debt issuance costs	(13.9)	(15.0)
Total debt, net of discount and debt issuance costs	1,397.1	1,429.4
Less: current portion of long-term debt, net of debt issuance costs	(16.3)	(16.3)
Long-term debt	$1,380.8	$1,413.1

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt were as follows as of March 31, 2026:

(in millions)	Debt obligations
Remainder of 2026	$7.0
2027	37.5
2028	92.0
2029	1,274.5
Total principal amount	$1,411.0

Credit facility – As of March 31, 2026, we had a $900.0 million senior secured credit facility, which includes commitments of $400.0 million under a revolving credit facility and a $500.0 million term loan facility. The revolving credit facility includes a $40.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility.

Loans under the revolving credit facility can be borrowed, repaid, and re-borrowed until February 1, 2029, at which point all outstanding amounts must be repaid. The term loan facility is structured to be repaid in equal quarterly installments of $9.4 million through December 2027 and $12.5 million from March 2028 to December 2028, with the remaining balance due on February 1, 2029. Any voluntary prepayments of principal under the term loan facility reduce required installment payments in direct order of maturity. The term loan facility includes mandatory prepayment requirements related to certain asset sales, certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

Interest on the credit facility is payable at a fluctuating rate, as outlined in the credit agreement. A commitment fee is also payable on the unused portion of the revolving credit facility. Amounts outstanding under the credit facility had a weighted-average interest rate of 5.82% as of March 31, 2026 and 5.87% as of December 31, 2025.

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

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we are unable to settle the outstanding amounts. As of March 31, 2026, we were in compliance with all debt covenants.

The credit agreement includes customary representations and warranties. As a condition for borrowing, it requires that all such representations and warranties be true and correct in all material respects on the date of each borrowing. This includes

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

As of March 31, 2026, amounts were available for borrowing under our revolving credit facility as follows:

(in millions)	Total available
Revolving credit facility commitment	$400.0
Amount drawn on revolving credit facility	(12.0)
Outstanding letters of credit(1)	(7.1)
Net available for borrowing as of March 31, 2026	$380.9

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

Securitization facility – As of March 31, 2026, our wholly-owned subsidiary, Deluxe Receivables LLC, was party to a receivables financing agreement (the “Securitization Facility”) that matures in December 2028, unless extended in accordance with its terms. The Securitization Facility provides for a maximum borrowing capacity of $100.0 million, subject to adjustments based on the underlying borrowing base. Pursuant to the terms of the agreement, we have sold, and will continue to sell on an ongoing basis, certain accounts receivable to Deluxe Receivables LLC. These receivables serve as collateral for borrowings under the facility and totaled approximately $146.0 million as of March 31, 2026.

Borrowings accrue interest at a commercial paper rate when funded by a conduit lender through the issuance of notes, and at the Secured Overnight Financing Rate plus an applicable margin for other borrowings. A commitment fee is charged on the unused portion of the facility, and both interest and fees are payable on a monthly basis. The interest rate on outstanding amounts under the facility was 5.04% as of March 31, 2026 and 5.45% as of December 31, 2025.

For accounting purposes, the Securitization Facility is classified as a secured financing transaction rather than a sale of receivables. As a result, Deluxe Receivables LLC is included in our consolidated financial statements, and the receivables pledged as collateral are presented as accounts receivable on the consolidated balance sheets. The related borrowings are reported as long-term debt. Cash collections from the receivables are included in net cash provided by operating activities on the consolidated statements of cash flows, while borrowings and repayments associated with the Securitization Facility are included in net cash used by financing activities.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in connection with the sale or disposal of assets or businesses, we customarily provide representations, warranties, and indemnities to counterparties. These may address risks such as undisclosed damage to the assets, environmental liabilities, including obligations to investigate or remediate contamination at waste disposal sites or former manufacturing facilities, as well as unidentified tax exposures and legal matters relating to periods prior to the disposition.

The potential liability under these indemnification agreements is not reasonably estimable, as it depends on the occurrence of future, unknown events. However, based on current information, we do not believe that any such obligations would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recognized liabilities for known indemnifications related to environmental matters, which were not material as of March 31, 2026 or December 31, 2025.

In the ordinary course of business, we may provide performance guarantees on behalf of our subsidiaries to customers and other parties. These guarantees may be supported by standby letters of credit, surety bonds, or similar instruments. Under these arrangements, we would be required to perform only in the event of a defined triggering event, such as an unexcused, uncured breach by a subsidiary. We believe the likelihood of performance under these guarantees is remote. As of March 31, 2026 and December 31, 2025, we had no material obligations related to such guarantees, and accordingly, no associated liability was recorded in our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $8.9 million as of March 31, 2026 and $9.6 million as of December 31, 2025, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets.

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

Leases – In April 2026, we entered into a new facility lease agreement that will commence on June 1, 2026. The lease has a term of 16 years and provides for gross rental payments beginning in 2027, totaling approximately $88.0 million over the lease term.

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

•Print – provides printed personal and business checks, business essentials, including printed business forms and business accessories, as well as branded promotional print products and digital storefront solutions.

Segment accounting policies – The accounting policies applied to our segments are consistent with those outlined in the Notes to Consolidated Financial Statements included in the 2025 Form 10-K. Corporate costs for shared services are allocated to the segments when they are directly attributable to a segment, otherwise they are reported under Corporate operations.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unallocated costs primarily include marketing, accounting, information technology, human resources, facilities, executive management, and legal, tax, and treasury functions.

Geographic information and major customers – Our segments primarily operate within the U.S., with some activities in Canada. Revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements during the periods presented. No single customer contributed more than 10% of consolidated revenue during the quarters ended March 31, 2026 or March 31, 2025.

Chief Operating Decision Maker (CODM) and performance metrics – Our Chief Executive Officer is the CODM, evaluating segment performance and resource allocation based on adjusted EBITDA. Adjusted EBITDA excludes interest expense, income tax expense, depreciation and amortization expense, and certain other amounts that can vary from period to period. These amounts may include asset impairment charges, restructuring and integration expense, share-based compensation expense, certain legal and environmental expenses that fall outside the normal course of business, and gains or losses on the sale of businesses and long-lived assets.

The CODM uses adjusted EBITDA in both the annual planning and interim forecasting processes. On a monthly basis, the CODM reviews actual results versus plan and forecast information, using this analysis to guide resource distribution and strategic adjustments. Additionally, the CODM compares segment adjusted EBITDA margins to those of competitors. This benchmarking is essential for evaluating the relative performance of our segments within the industry, ensuring that we remain competitive, and identifying areas for improvement. Furthermore, adjusted EBITDA plays a significant role in establishing employee performance-based compensation, aligning employee incentives with our financial goals. The CODM does not review segment asset information for purposes of investment or operating decisions.

Segment results – The following table presents segment information for the quarters ended March 31, 2026 and March 31, 2025:

	Quarter Ended March 31,
(in millions)	2026	2025
Merchant Services:
Revenue	$104.9	$97.8
Other segment items	(78.1)	(76.4)
Adjusted EBITDA	26.8	21.4
B2B Payments:
Revenue	$73.5	70.2
Other segment items	(56.3)	(56.9)
Adjusted EBITDA	17.2	13.3
Data Solutions:
Revenue	$97.5	77.2
Other segment items	(74.7)	(57.5)
Adjusted EBITDA	22.8	19.7
Print:
Revenue	$262.2	291.3
Other segment items	(176.5)	(200.5)
Adjusted EBITDA	85.7	90.8
Total segments:
Revenue	$538.1	$536.5
Other segment items	(385.6)	(391.3)
Adjusted EBITDA	152.5	145.2

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reconciliation to consolidated income before income taxes – The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended March 31,
(in millions)	2026	2025
Total segment adjusted EBITDA	$152.5	$145.2
Corporate operations	(34.6)	(45.0)
Depreciation and amortization expense	(36.7)	(35.3)
Interest expense	(27.7)	(31.3)
Restructuring and integration expense	(3.7)	(8.4)
Share-based compensation expense	(6.7)	(5.4)
Certain legal and environmental expense	(1.6)	(0.5)
Gain on sale of businesses and long-lived assets	5.1	—
Income before income taxes	$46.6	$19.3

Disaggregated revenue information – The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended March 31, 2026
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$165.9	$165.9
Merchant services solutions	104.9	—	—	—	104.9
Data-driven marketing	—	—	92.5	—	92.5
Treasury management solutions	—	57.8	—	—	57.8
Forms and other business products	—	—	—	52.4	52.4
Promotional solutions	—	—	—	43.9	43.9
Other payment solutions	—	15.7	—	—	15.7
Other web-based solutions	—	—	5.0	—	5.0
Total revenue	$104.9	$73.5	$97.5	$262.2	$538.1

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended March 31, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$175.2	$175.2
Merchant services solutions	97.8	—	—	—	97.8
Data-driven marketing	—	—	72.0	—	72.0
Treasury management solutions	—	54.3	—	—	54.3
Forms and other business products	—	—	—	60.5	60.5
Promotional solutions	—	—	—	55.6	55.6
Other payment solutions	—	15.9	—	—	15.9
Other web-based solutions	—	—	5.2	—	5.2
Total revenue	$97.8	$70.2	$77.2	$291.3	$536.5

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

Forward-Looking Statements

This MD&A discussion contains forward-looking statements that involve risks and uncertainties. Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K") details known material risks and important information to consider when evaluating our forward-looking statements and is incorporated into this Item 2 of this report on Form 10-Q as if fully stated herein. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information. Statements using terms such as “should result,” “believe,” “intend,” “plan,” “expect,” “anticipate,” “estimate,” “project,” “outlook,” “forecast,” and similar expressions are intended to indicate forward-looking statements under the Reform Act.

Use of Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). We also present certain non-GAAP financial measures, including free cash flow, net debt, adjusted diluted earnings per share (EPS), consolidated adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) and consolidated adjusted EBITDA margin. We believe that these non-GAAP financial measures, when reviewed alongside GAAP financial measures, can provide additional insight into our operating performance. Consequently, these measures are also used internally for management reporting. Our non-GAAP measures should not be considered substitutes for GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely solely on any single financial measure. Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies and therefore, may not facilitate useful comparisons. Reconciliations of our non-GAAP financial measures to the most directly comparable GAAP financial measures are included in the Consolidated Results of Operations section.

EXECUTIVE OVERVIEW

We empower businesses to build stronger customer relationships through a broad range of trusted, technology-enabled solutions designed to facilitate payments, drive growth, and improve operational efficiency. Our comprehensive portfolio includes merchant services solutions, marketing and data analytics, treasury management solutions, and promotional products, as well as customized checks and business forms tailored to our clients' needs.

We serve a diverse customer base, including small and medium-sized businesses, financial institutions, and some of the world’s leading consumer brands. In addition, we offer checks and related accessories directly to individual consumers. Our extensive reach, scale, and multi-channel distribution network enable us to deliver innovative solutions and reliable support, positioning us well as a valued partner to our customers.

Our Strategy

A comprehensive discussion of our strategy is provided in Part I, Item 1 of the 2025 Form 10-K. In the first quarter of 2026, we continued to execute on our strategic priorities of accelerating profitable growth, enhancing operational efficiency, and disciplined capital allocation.

Accelerating profitable growth – In March 2026, we completed the divestiture of the Safeguard small business distributor channel within our Print segment, generating $22.8 million of net proceeds. The transaction reduced first quarter 2026 Print revenue by approximately $12.6 million and Print adjusted EBITDA by approximately $1.7 million, and enables greater focus on our core growth businesses and ongoing portfolio optimization. Collectively, our payments and data businesses delivered 12.5% year-over-year revenue growth and a 22.8% increase in adjusted EBITDA in the first quarter of 2026.

Enhancing operational efficiency – In the first quarter of 2026, we reduced selling, general and administrative (SG&A) expense by 7.1% year-over-year, reflecting the benefits of our ongoing and prior cost management efforts. Additionally, despite revenue pressures in the Print segment, operational improvements resulted in adjusted EBITDA margin improvement for this segment. These results contributed to year-over-year increases in net income, consolidated adjusted EBITDA, and consolidated adjusted EBITDA margin in the first quarter of 2026.

Disciplined capital allocation – We continued to apply our capital allocation framework, working to ensure investments are aligned with our growth objectives and deliver optimal returns. In the first quarter of 2026, net cash provided by operating activities increased by $2.4 million year-over-year, and we reduced total debt by $32.3 million compared to year-end 2025.

2026 Financial Results

Highlights of our financial results for the first quarter of 2026 compared to the first quarter of 2025 include:

•Consolidated revenue – Increased by $1.6 million to $538.1 million, driven by growth in all three of our payments and data businesses. This growth was partially offset by demand softness for promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories in our Print segment. In addition, our first quarter business exit resulted in a decrease in revenue of approximately $12.6 million.

•Net income – Increased by $21.8 million to $35.8 million, primarily reflecting the impact of our cost management and pricing initiatives, as well as lower restructuring and integration expense. Growth in our payments and data businesses further contributed to the improvement. Additionally, during the first quarter of 2026, we recognized a $5.1 million gain from the sale of the Safeguard small business distributor channel within the Print segment, and interest expense decreased $3.6 million year-over-year. These favorable factors were partially offset by the continuing demand softness and secular declines in the Print segment, as well as inflationary pressures impacting material and delivery costs.

•Adjusted EBITDA – Increased $17.7 million to $117.9 million, driven by the benefits of our cost management and pricing initiatives and growth in our payments and data businesses. These favorable impacts were partially offset by demand softness and the ongoing secular declines in the Print segment and inflationary cost pressures. In addition, our first quarter business exit resulted in a decrease in adjusted EBITDA of approximately $1.7 million.

Adjusted EBITDA margin increased to 21.9% for the first quarter of 2026, compared to 18.7% for the first quarter of 2025. The margin improvement was primarily driven by our cost management and pricing initiatives, partially offset by inflationary pressures and the shift in mix toward our growth businesses. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $2.4 million to $52.7 million. The increase was primarily driven by the benefits of our cost management and pricing actions, lower income tax payments due to the impact of federal tax law changes, and lower cash expenditures for restructuring and integration activities.

These benefits were partially offset by higher payouts for performance-based employee cash bonuses related to our 2025 performance, timing-related changes in accounts payable, demand softness and continuing secular declines in the Print segment, and inflationary cost pressures.

•Free cash flow – Increased by $3.0 million to $27.3 million, reflecting the same factors that drove the increase in net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets. A reconciliation of free cash flow to its most directly related GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor macroeconomic conditions and other external factors that may affect our business, including interest rates, inflation, small business sentiment, consumer spending trends, and global economic conditions. As of March 31, 2026, 66% of our debt had a weighted-average fixed interest rate of 8.1%, which provides partial insulation from changes in market interest rates. This capital structure helps moderate our exposure to interest rate volatility in a higher‑rate environment, although future changes in rates could still affect our borrowing costs due to our variable-rate debt.

Inflationary pressures have continued to affect the broader economy, particularly with respect to logistics, energy, and certain raw material costs. These pressures remain an important external factor influencing our cost structure, pricing dynamics, and customer demand. In response, we implemented targeted price adjustments, particularly within our Print and Merchant Services segments, to help offset increased costs while remaining mindful of customer price sensitivity. We continue to monitor inflation trends closely, including the potential for further cost volatility driven by supply chain disruptions, energy markets, and raw material price fluctuations.

Global economic conditions remain uncertain, reflecting ongoing geopolitical unrest and evolving trade policies, treaties, and tariffs. These developments have the potential to disrupt supply chains, increase operating costs, and affect the availability and timing of certain goods and services. In addition, heightened geopolitical tensions have increased cybersecurity and technology‑related risks, reinforcing the importance of continued investments in information security, data protection, and technology resilience.

We also closely track trends in small business sentiment and consumer discretionary spending, as these factors influence demand across our portfolio. Our analysis incorporates data from credit card networks, the Federal Reserve, leading economic forecasters, and our proprietary analytics. Recent economic indicators suggest continued pressure on consumer confidence, which has contributed to softer demand trends, particularly within discretionary spending categories. Small business sentiment softened in early 2026 amid higher uncertainty and cost pressures, although underlying demand and employment indicators remained relatively stable. Persistent inflation concerns, uncertainty in the labor market outlook, and trade‑related disruptions may continue to influence our customers’ purchasing behavior. A sustained period of economic uncertainty or a broader slowdown in global economic activity could adversely affect our financial position, results of operations, and future growth prospects.

Liquidity

As of March 31, 2026, we held cash and cash equivalents of $27.2 million, along with an additional $380.9 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $90.0 and $100.0 million for the full year, compared to $95.3 million in 2025, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends, which are subject to quarterly approval by our board of directors.

We believe that net cash generated by operations, together with our cash and cash equivalents on hand and available credit, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed. As of March 31, 2026, we were in compliance with our debt covenants. Additional information regarding our long-term capital requirements and debt maturities can be found in the Cash Flows and Liquidity and Capital Resources sections.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total revenue	$538.1	$536.5	0.3%

Total revenue increased in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by strong demand for our data-driven marketing services, which contributed a $20.5 million year-over-year increase. Revenue growth was also supported by strategic price increases implemented in response to inflation, particularly within our Print and Merchant Services segments, as well as growth in Merchant Services volume driven by favorable government channel activity and new customer implementations. These increases were partially offset by soft demand for promotional products and the continued secular decline in order volumes for checks, business forms, and various business accessories in our Print segment, as well as the impact of the first quarter business exit, which resulted in an approximate $12.6 million year-over-year reduction in revenue.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended March 31,
	2026	2025
Merchant Services	19.5%	18.2%
B2B Payments	13.7%	13.1%
Data Solutions	18.1%	14.4%
Print	48.7%	54.3%
Total revenue	100.0%	100.0%

Cost of Revenue

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total cost of revenue	$258.7	$255.5	1.3%
Total cost of revenue as a percentage of total revenue	48.1%	47.6%	0.5 pts.

Cost of revenue primarily includes raw materials for product manufacturing, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of production and digital assets, residuals paid to independent sales organizations (ISOs), and related overhead.

Total cost of revenue increased in the first quarter of 2026 compared to the first quarter of 2025, primarily due to the revenue growth in our data-driven marketing business and inflationary pressures on materials and delivery costs. These increases were partially offset by lower costs associated with the soft demand for promotional products and the continued secular declines in the Print segment, as well as the impact of our cost management initiatives. In addition, the first quarter business exit reduced cost of revenue by approximately $6.0 million in the first quarter.

As a percentage of total revenue, total cost of revenue increased in the first quarter of 2026 compared to the first quarter of 2025. Inflationary pressures and a shift in revenue mix toward our lower-margin growth businesses contributed to margin pressure, partially offset by the benefits of cost management initiatives and pricing actions implemented to address inflation.

Selling, General and Administrative (SG&A) Expense

	Quarter Ended March 31,
(in millions)	2026	2025	Change
SG&A expense	$209.3	$225.2	(7.1%)
SG&A expense as a percentage of total revenue	38.9%	42.0%	(3.1) pts.

SG&A expense decreased in the first quarter of 2026 compared to the first quarter of 2025, primarily as a result of our ongoing cost management initiatives, including actions such as workforce adjustments across multiple functions and the optimization of our marketing strategies. In addition, medical costs were lower and commission expense declined due to lower Print revenue volumes. The business exit during the quarter further reduced SG&A expense by approximately $5.9 million.

As a percentage of total revenue, SG&A expense decreased in the first quarter of 2026 compared to the first quarter of 2025, reflecting the impact of our cost management actions.

Restructuring and Integration Expense

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Restructuring and integration expense	$3.4	$7.7	(55.8%)

We are actively pursuing initiatives aimed at improving operating efficiency and supporting earnings and cash flow growth. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Gain on sale of businesses and long-lived assets	$5.1	$—	—

In the first quarter of 2026, we recognized a gain on the sale of the Safeguard small business distributor channel within our Print segment. Further information can be found under the caption "Note 6: Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Interest expense	$27.7	$31.3	(11.5%)
Weighted-average debt outstanding	1,441.6	1,553.6	(7.2%)
Weighted-average interest rate	7.2%	7.6%	(0.4) pts.

Interest expense decreased in the first quarter of 2026 compared to the first quarter of 2025 due to a reduction in both average debt outstanding and the weighted-average interest rate. Our exposure to variable-rate debt remains a key consideration for future interest expense. Based on the amount of variable-rate debt outstanding as of March 31, 2026, a one percentage point change in the weighted-average interest rate would result in a $4.0 million impact on interest expense for the remainder of 2026.

Income Tax Provision

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Income tax provision	$10.8	$5.3	103.8%
Effective income tax rate	23.2%	27.5%	(4.3) pts.

The effective income tax rate decreased in the first quarter of 2026 compared to the first quarter of 2025. The 2026 rate benefited from a higher tax benefit related to employee share-based compensation and lower foreign income tax expense. These decreases in our effective income tax rate were partially offset by an increase in the deferred tax valuation allowance of $2.3 million related to a capital loss carryforward generated during the quarter that we do not expect to fully utilize, as well as the tax impact of non-deductible executive compensation expense and state income taxes. Further information regarding our income tax provision can be found under the caption "Note 9: Income Taxes" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended March 31,
(in millions, except per share amounts)	2026	2025	Change
Net income	$35.8	$14.0	155.7%
Diluted EPS	0.77	0.31	148.4%
Adjusted diluted EPS	1.05	0.75	40.0%

Net income and diluted EPS increased in the first quarter of 2026 as compared to the first quarter of 2025, driven by the factors discussed above. Adjusted diluted EPS also increased year-over-year, primarily reflecting the benefits of our cost management and pricing initiatives, as well as growth in our payments and data businesses. These favorable impacts were partially offset by the soft demand for promotional products and the ongoing secular declines in the Print segment and inflationary cost pressures. In addition, the first quarter business exit reduced adjusted diluted EPS by $0.03 per share on a year-over-year basis. A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$52.7	$50.3
Purchases of capital assets	(25.4)	(26.0)
Free cash flow	$27.3	$24.3

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

Total debt reconciles to net debt as follows:

(in millions)	March 31, 2026	December 31, 2025
Total debt	$1,397.1	$1,429.4
Cash and cash equivalents	(27.2)	(36.9)
Net debt	$1,369.9	$1,392.5

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

It is important to note that we do not consider adjusted EBITDA to be a measure of liquidity or cash flow. This metric does not reflect cash requirements for interest payments, income taxes, debt service, or capital expenditures.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended March 31,
(in millions)	2026	2025
Net income	$35.8	$14.0
Depreciation and amortization expense	36.7	35.3
Interest expense	27.7	31.3
Income tax provision	10.8	5.3
Share-based compensation expense	6.7	5.4
Restructuring and integration expense	3.7	8.4
Certain legal and environmental expense	1.6	0.5
Gain on sale of businesses and long-lived assets	(5.1)	—
Adjusted EBITDA	$117.9	$100.2
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	21.9%	18.7%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended March 31,
(in millions, except per share amounts)	2026	2025
Net income	$35.8	$14.0
Acquisition amortization	10.7	11.8
Share-based compensation expense	6.7	5.4
Restructuring and integration expense	3.7	8.4
Certain legal and environmental expense	1.6	0.5
Gain on sale of businesses and long-lived assets	(5.1)	—
Adjustments, pretax	17.6	26.1
Income tax provision impact of pretax adjustments(1)	(4.7)	(6.2)
Adjustments, net of tax	12.9	19.9
Adjusted income attributable to Deluxe available to common shareholders	$48.7	$33.9

Weighted average shares and potential common shares outstanding	46.3	45.3

GAAP diluted EPS	$0.77	$0.31
Adjustments, net of tax	0.28	0.44
Adjusted diluted EPS	$1.05	$0.75

(1) The tax effect of the pretax adjustments reflects the tax treatment and applicable tax rates for each adjustment in the relevant tax jurisdictions. Generally, this resulting tax impact approximates the U.S. effective tax rate applied to each adjustment. However, for certain items, such as share-based compensation expense and gains on sales of businesses, the tax effect is determined by whether the amounts are deductible or taxable in the respective tax jurisdictions and the applicable effective tax rates in those jurisdictions.

RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs incurred in connection with initiatives to improve operating efficiency and support earnings and cash flow growth. These costs primarily include consulting and project management services, internal labor, facility closure and consolidation costs, and employee severance across functional areas.

By the end of 2025, we had completed the material components of our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio. We did not incur any additional restructuring and integration expense related to the North Star program in the first quarter of 2026. However, we continue to realize the benefits of actions taken under the program, which contributed to improved operating results during the first quarter of 2026.

Both adjusted EBITDA and adjusted EBITDA margin increased year-over-year during the first quarter of 2026. These improvements were supported by a 7.1% reduction in SG&A expense. Within our Print segment, adjusted EBITDA margin also improved as a result of our optimization actions, even as revenue pressures continue in the business. In addition, net cash provided by operating activities increased by $2.4 million year-over-year, and we reduced total debt by $32.3 million compared to the prior year-end. These results reflect the ongoing benefits of initiatives completed in prior periods, as well as incremental improvements from current‑period actions.

The restructuring and integration expense recognized in the first quarter of 2026 relates to various employee reductions and other efficiency initiatives. The majority of the employee reductions included in our restructuring and integration accruals as of March 31, 2026, along with the related severance payments, are expected to be completed by the end of 2026. As a result of these employee reductions, we expect to realize annual cost savings in 2026 of approximately $2.0 million in cost of sales and $20.0 million in SG&A expense compared to our 2025 results of operations. These expected savings relate only to the employee reductions and do not reflect the total impact of all cost reduction initiatives. Actual results may be affected by factors such as inflationary cost pressures and continued investments in the business.

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

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total revenue	$104.9	$97.8	7.3%
Adjusted EBITDA	26.8	21.4	25.2%
Adjusted EBITDA margin	25.5%	21.9%	3.6 pts.

Total revenue increased in the first quarter of 2026 compared to the first quarter of 2025, driven by a combination of factors, including higher transaction volumes from government clients, new banking customer implementations, and targeted pricing actions. These positive drivers were partially offset by ongoing economic uncertainty, which continued to exert pressure on consumer and business spending in certain customer channels.

Adjusted EBITDA and adjusted EBITDA margin also improved in the first quarter of 2026 compared to the first quarter of 2025, reflecting targeted price increases, cost management initiatives, including the year-end 2025 purchase of residual commission rights from an independent sales organization (ISO) partner, and contributions from new banking client implementations.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total revenue	$73.5	$70.2	4.7%
Adjusted EBITDA	17.2	13.3	29.3%
Adjusted EBITDA margin	23.4%	18.9%	4.5 pts.

Total revenue increased in the first quarter of 2026 compared to the first quarter of 2025, driven by the onboarding of new receivables processing clients, increased lockbox processing volume, and the implementation of modest price increases to counteract inflationary pressure. These impacts were partially offset by pressure on receivables processing volumes in certain customer relationships.

Adjusted EBITDA and adjusted EBITDA margin also increased in the first quarter of 2026 as compared to the first quarter of 2025, largely attributable to our pricing strategies and ongoing cost management actions, including operational efficiencies within our lockbox processing operations and marketing optimization strategies.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total revenue	$97.5	$77.2	26.3%
Adjusted EBITDA	22.8	19.7	15.7%
Adjusted EBITDA margin	23.4%	25.5%	(2.1) pts.

Total revenue increased in the first quarter of 2026 compared to the first quarter of 2025, driven by a $20.5 million year-over-year increase in data-driven marketing revenue, reflecting strong demand for customer acquisition marketing activities, particularly from our financial institution partners.

Adjusted EBITDA also increased in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by the higher data-driven marketing volume. Adjusted EBITDA margin decreased in the first quarter of 2026 compared to the first quarter of 2025, driven by an unfavorable mix of clients and campaign activity relative to the prior year, which impacted overall profitability.

Print

Results for our Print segment were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Total revenue	$262.2	$291.3	(10.0%)
Adjusted EBITDA	85.7	90.8	(5.6%)
Adjusted EBITDA margin	32.7%	31.2%	1.5 pts.

Total revenue decreased in the first quarter of 2026 compared to the first quarter of 2025, mainly due to soft demand for promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories. In addition, we completed the sale of the Safeguard small business distributor channel, which drove a decrease in revenue of approximately $12.6 million. These revenue declines were partially offset by our pricing strategies implemented to address inflationary pressures.

Adjusted EBITDA also decreased in the first quarter of 2026 compared to the first quarter of 2025, largely attributable to the lower revenue and inflationary pressures affecting material and delivery costs. In addition, the exit from the Safeguard small business distributor channel drove a decrease in adjusted EBITDA of approximately $1.7 million. We continued to execute cost management actions, including disciplined operating expense control and process efficiency improvements, which partially offset these impacts.

Adjusted EBITDA margin increased in the first quarter of 2026 compared to the first quarter of 2025, as pricing actions, cost management initiatives, and a shift in revenue mix toward higher-margin check products more than offset the effect of inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of March 31, 2026, we held cash and cash equivalents of $27.2 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $35.1 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$52.7	$50.3	$2.4
Net cash provided (used) by investing activities	11.1	(24.6)	35.7
Net cash used by financing activities	(314.1)	(268.6)	(45.5)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(0.4)	1.0	(1.4)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(250.7)	$(241.9)	$(8.8)
Free cash flow(1)	$27.3	$24.3	$3.0
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased by $2.4 million in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily driven by the benefits of our cost management and pricing actions, a $14.3 million reduction in income tax payments due to the impact of federal tax law changes, and lower cash expenditures for restructuring and integration activities. These increases were partially offset by a $12.4 million increase in payouts for performance-based employee cash bonuses related to our 2025 performance, timing-related changes in accounts payable, continuing demand softness and secular declines in the Print segment, and inflationary cost pressures.

Included in net cash provided by operating activities were the following operating cash outflows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Performance-based employee cash bonuses(1)	$36.8	$24.4	$12.4
Interest payments	26.0	24.7	1.3
Prepaid product discount payments	8.1	8.5	(0.4)
Severance payments	2.5	1.8	0.7
Income tax (refunds) payments, net	(2.0)	12.3	(14.3)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash provided by investing activities for the first quarter of 2026 increased $35.7 million compared to the first quarter of 2025. The increase was driven by proceeds from the surrender of company-owned life insurance policies and proceeds from the sale of the Safeguard small business distributor channel within our Print segment.

Net cash used by financing activities for the first quarter of 2026 increased by $45.5 million compared to the first quarter of 2025, driven by higher net payments on debt and a holdback payment made in 2026 related to the 2025 acquisition of the CheckMatch electronic check conveyance service business. In addition, payments for payroll taxes on the vesting of employee share-based awards were higher in 2026 due to our higher stock price.

Significant investing and financing cash transactions for each period were as follows:

	Quarter Ended March 31,
(in millions)	2026	2025	Change
Net change in settlement processing obligations	$(240.0)	$(237.0)	$(3.0)
Net change in debt	(33.4)	(11.6)	(21.8)
Purchases of capital assets	(25.4)	(26.0)	0.6
Cash dividends paid to shareholders	(15.3)	(14.5)	(0.8)
Holdback payments for acquired assets	(12.9)	(0.5)	(12.4)
Employee taxes paid for shares withheld	(12.4)	(5.2)	(7.2)
Proceeds from company-owned life insurance policies	25.2	—	25.2
Proceeds from sale of businesses and long-lived assets	10.8	2.0	8.8

When assessing our liquidity and capital resource requirements, we consider a range of factors, including scheduled debt service, lease obligations, other contractual commitments, and contingent liabilities. Detailed Information regarding the maturities of our long-term debt and our contingent liabilities can be found under the captions “Note 11: Debt” and "Note 12: Other Commitments and Contingencies," both of which appear in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Information regarding our lease obligations can be found under the caption "Note 13: Leases" in the Notes to Consolidated Financial Statements appearing in the 2025 Form 10-K, and information regarding our contractual obligations can be found in the MD&A section of the 2025 Form 10-K, under the section entitled Cash Flows and Liquidity. In April 2026, we entered into a new facility lease agreement that will commence on June 1, 2026. The lease has a term of 16 years and provides for gross rental payments beginning in 2027, totaling approximately $88.0 million over the lease term.

As of March 31, 2026, we held cash and cash equivalents of $27.2 million and had $380.9 million of available borrowing capacity under our revolving credit facility. We believe that net cash generated by operations, together with our cash and cash equivalents on hand and the available credit, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed.

CAPITAL RESOURCES

As of March 31, 2026, the principal amount of our debt obligations was $1.41 billion, compared to $1.44 billion as of December 31, 2025. Our capital structure for each period was as follows:

	March 31, 2026		December 31, 2025
(in millions)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$925.0	8.1%	$925.0	8.1%	$—
Floating interest rate	486.0	5.8%	519.4	5.8%	(33.4)
Debt principal	1,411.0	7.3%	1,444.4	7.3%	(33.4)
Shareholders’ equity	696.8		680.7		16.1
Total capital	$2,107.8		$2,125.1		$(17.3)

Total commitments under our revolving credit facility were $400.0 million, with $380.9 million available for borrowing as of March 31, 2026. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of March 31, 2026, $287.5 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2025 Form 10-K. During the first quarter of 2026, there were no modifications in the assessment or determination of these estimates.

New accounting pronouncements – Information regarding accounting pronouncements not yet adopted can be found under the caption “Note 2: New Accounting Pronouncements” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk – Management frequently reviews and assesses our exposure to interest rate risk. We are subject to fluctuations in interest rates primarily due to our borrowing activities, which are essential for maintaining our capital structure, ensuring liquidity, and funding our business operations and investments. We do not enter into financial instruments for speculative or trading purposes. The amount and nature of our outstanding debt is expected to change based on future business needs, market conditions, and other influencing factors.

Interest on amounts outstanding under our credit agreement and accounts receivable financing arrangement is payable at variable rates, as specified in the credit agreements. As of March 31, 2026, we also had outstanding $475.0 million of 8.0% senior unsecured notes and $450.0 million of 8.125% senior secured notes. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.3% and 8.6%, respectively.

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

As of March 31, 2026, our total debt outstanding was as follows:

(in millions)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$428.7	$432.0	5.8%
Senior unsecured notes	470.8	478.5	8.0%
Senior secured notes	443.6	468.6	8.1%
Securitization obligations	42.0	42.0	5.0%
Amounts drawn on revolving credit facility	12.0	12.0	5.8%
Total debt	$1,397.1	$1,433.1	7.3%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $13.9 million.

(2) For the amounts outstanding under our credit facility agreement and accounts receivable financing arrangement, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

Based on the amount of variable-rate debt outstanding as of March 31, 2026, a one percentage point change in the weighted-average interest rate would result in a $4.0 million change in interest expense for the remainder of 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, March 31, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The risk factors relevant to our business are detailed in Part I, Item 1A of our 2025 Form 10-K. Since the filing of the 2025 Form 10-K, there have been no significant changes to these risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. No shares were repurchased under this authorization during the first quarter of 2026, and $287.5 million remained available for repurchase as of March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of February 10, 2026, by and between Safeguard Holdings, Inc., Safeguard Franchise Sales, Inc., Safeguard Acquisitions, Inc., Safeguard Business Systems, Inc., Safeguard Franchise Systems, Inc., and Safeguard Business Systems Limited as Seller Entities, Deluxe Corporation, PFG-SG Operating Group LLC as Buyer, and PFG Ventures, L.P.*

10.1	Amendment No. 3 to Deluxe Corporation 2022 Stock Incentive Plan (incorporated by reference to Annex B of the definitive proxy statement filed with the Commission on March 9, 2026)**
31.1	CEO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)
* The schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that we may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

** Denotes compensatory plan or management contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: May 7, 2026	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2026	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)