Form 10-Q
period 2026-06-30
DELUXE CORP
filed 2026-08-06
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of July 31, 2026 was 45,856,290.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share par value)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$34.9	$36.9
Trade accounts receivable, net of allowance for credit losses	169.2	187.6
Inventories and supplies, net of reserve	35.5	33.5
Prepaid expenses	32.8	33.3
Revenue in excess of billings	30.3	30.8
Settlement processing assets	17.5	273.6
Other current assets	53.9	70.1
Total current assets	374.1	665.8
Goodwill	1,422.8	1,422.8
Intangibles, net of accumulated amortization of $633.0 and $615.7, respectively	327.8	348.4
Property, plant and equipment, net of accumulated depreciation of $361.4 and $376.0, respectively	141.4	101.0
Operating lease assets	39.4	43.0
Long-term investments	7.8	26.4
Deferred income taxes	1.3	1.8
Other non-current assets	247.8	254.4
Total assets	$2,562.4	$2,863.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149.0	$161.3
Accrued liabilities	144.6	190.6
Settlement processing obligations	19.3	275.0
Current portion of long-term debt	—	16.3
Total current liabilities	312.9	643.2
Long-term debt	1,352.2	1,413.1
Deferred income taxes	50.3	27.0
Finance lease liabilities	75.4	25.8
Operating lease liabilities	36.0	39.8
Other non-current liabilities	27.7	34.0
Commitments and contingencies (Note 12)
Shareholders' equity:
Common shares $1 par value (authorized: 500.0 shares; outstanding: June 30, 2026 – 45.8; December 31, 2025 – 45.0)	45.8	45.0
Additional paid-in capital	139.0	138.0
Retained earnings	542.6	515.9
Accumulated other comprehensive loss	(19.9)	(18.5)
Non-controlling interest	0.4	0.3
Total shareholders’ equity	707.9	680.7
Total liabilities and shareholders’ equity	$2,562.4	$2,863.6

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Service revenue	$262.3	$239.9	$539.3	$488.0
Product revenue	237.0	281.4	498.1	569.7
Total revenue	499.3	521.3	1,037.4	1,057.7
Cost of services	(153.6)	(137.3)	(314.9)	(283.0)
Cost of products	(86.1)	(104.7)	(183.5)	(214.4)
Total cost of revenue	(239.7)	(242.0)	(498.4)	(497.4)
Selling, general and administrative expense	(202.1)	(214.5)	(411.5)	(439.8)
Restructuring and integration expense	(1.8)	(4.0)	(5.2)	(11.7)
Gain on sale of businesses and long-lived assets	—	—	5.1	—
Operating income	55.7	60.8	127.4	108.8
Interest expense	(28.0)	(30.9)	(55.6)	(62.2)
Other income, net	2.4	1.8	4.9	4.3
Income before income taxes	30.1	31.7	76.7	50.9
Income tax provision	(10.9)	(9.3)	(21.7)	(14.4)
Net income	19.2	22.4	55.0	36.5
Net income attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Net income attributable to Deluxe	$19.1	$22.4	$54.9	$36.4
Total comprehensive income	$18.5	$23.5	$53.6	$37.5
Comprehensive income attributable to Deluxe	18.4	23.5	53.5	37.4
Basic earnings per share	0.42	0.50	1.20	0.81
Diluted earnings per share	0.41	0.50	1.18	0.80

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2026	45.7	$45.7	$132.3	$537.7	$(19.2)	$0.3	$696.8
Net income	—	—	—	19.1	—	0.1	19.2
Cash dividends ($0.30 per share)	—	—	—	(14.2)	—	—	(14.2)
Common shares issued, net of tax withholding	0.1	0.1	0.2	—	—	—	0.3
Employee share-based compensation	—	—	6.5	—	—	—	6.5
Other comprehensive loss	—	—	—	—	(0.7)	—	(0.7)
Balance, June 30, 2026	45.8	$45.8	$139.0	$542.6	$(19.9)	$0.4	$707.9

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, March 31, 2025	44.7	$44.7	$117.8	$489.7	$(30.0)	$0.3	$622.5
Net income	—	—	—	22.4	—	—	22.4
Cash dividends ($0.30 per share)	—	—	—	(14.0)	—	—	(14.0)
Common shares issued, net of tax withholding	0.2	0.2	0.3	—	—	—	0.5
Employee share-based compensation	—	—	6.2	—	—	—	6.2
Other comprehensive income	—	—	—	—	1.1	—	1.1
Balance, June 30, 2025	44.9	$44.9	$124.3	$498.1	$(28.9)	$0.3	$638.7

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2025	45.0	$45.0	$138.0	$515.9	$(18.5)	$0.3	$680.7
Net income	—	—	—	54.9	—	0.1	55.0
Cash dividends ($0.60 per share)	—	—	—	(28.2)	—	—	(28.2)
Common shares issued, net of tax withholding	0.8	0.8	(12.2)	—	—	—	(11.4)
Employee share-based compensation	—	—	13.2	—	—	—	13.2
Other comprehensive loss	—	—	—	—	(1.4)	—	(1.4)
Balance, June 30, 2026	45.8	$45.8	$139.0	$542.6	$(19.9)	$0.4	$707.9

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44.3	$44.3	$117.1	$489.2	$(29.9)	$0.2	$620.9
Net income	—	—	—	36.4	—	0.1	36.5
Cash dividends ($0.60 per share)	—	—	—	(27.5)	—	—	(27.5)
Common shares issued, net of tax withholding	0.6	0.6	(4.5)	—	—	—	(3.9)
Employee share-based compensation	—	—	11.7	—	—	—	11.7
Other comprehensive income	—	—	—	—	1.0	—	1.0
Balance, June 30, 2025	44.9	$44.9	$124.3	$498.1	$(28.9)	$0.3	$638.7

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$55.0	$36.5
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	60.7	57.6
Depreciation	12.2	11.2
Deferred income taxes	23.9	(9.5)
Amortization of prepaid product discounts	14.9	16.4
Employee share-based compensation expense	13.2	11.6
Operating lease expense	7.1	7.3
Amortization of cloud computing arrangement implementation costs	4.8	8.2
Gain on sale of businesses and long-lived assets	(5.1)	—
Other non-cash items, net	11.2	11.4
Changes in assets and liabilities:
Trade accounts receivable	14.2	(6.4)
Inventories and supplies	(2.6)	3.0
Other current and non-current assets	(11.1)	(1.9)
Accounts payable	(11.2)	(2.3)
Prepaid product discount payments	(10.1)	(16.0)
Other accrued and non-current liabilities	(43.2)	(25.7)
Net cash provided by operating activities	133.9	101.4
Cash flows from investing activities:
Purchases of capital assets	(48.0)	(49.3)
Proceeds from company-owned life insurance policies	34.0	—
Proceeds from sale of businesses and long-lived assets	10.8	2.0
Other	2.0	3.0
Net cash used by investing activities	(1.2)	(44.3)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	325.7	254.8
Payments on long-term debt and swingline loans	(405.1)	(289.1)
Cash dividends paid to shareholders	(29.2)	(28.1)
Holdback payments for acquired assets	(13.0)	(0.5)
Net change in settlement processing obligations	(255.7)	(258.4)
Other	(12.9)	(5.0)
Net cash used by financing activities	(390.2)	(326.3)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1.1)	1.5
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(258.6)	(267.7)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	313.0	309.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$54.4	$41.5

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of June 30, 2026, the consolidated statements of comprehensive income for the quarters and six months ended June 30, 2026 and 2025, the consolidated statements of shareholders’ equity for the quarters and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Comparability – The consolidated balance sheet as of December 31, 2025 and the consolidated statement of cash flows for the six months ended June 30, 2025 have been modified to conform to the current period presentation. Specifically, the non-current portion of finance lease obligations, previously included in other non-current liabilities, is now presented as a separate line on the consolidated balance sheet. Additionally, holdback payments for acquired assets, previously included in other financing activities, is now presented as a separate line within net cash used by financing activities on the consolidated statement of cash flows.

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

ASU 2025-11 – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard is intended to enhance the existing interim reporting guidance by improving the organization and accessibility of required interim disclosure requirements, clarifying when that guidance is applicable, and introducing a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact. We elected to adopt this standard early in our Form 10-Q for the quarter ended March 31, 2026. Adoption of this standard did not have a material impact on our interim financial statements or related disclosures.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Trade accounts receivable – gross(1)	$177.5	$196.3
Allowance for credit losses	(8.3)	(8.7)
Trade accounts receivable – net	$169.2	$187.6

(1) Includes unbilled receivables of $50.0 million as of June 30, 2026 and $53.5 million as of December 31, 2025.

Changes in the allowance for credit losses for the six months ended June 30, 2026 and June 30, 2025 were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Balance, beginning of period	$8.7	$9.1
Bad debt expense	4.1	3.7
Write-offs and other	(4.5)	(3.1)
Balance, end of period	$8.3	$9.7

Inventories and supplies – Inventories and supplies were comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Finished and semi-finished goods	$26.8	$27.0
Raw materials and supplies	19.2	17.7
Reserve for excess and obsolete items	(10.5)	(11.2)
Inventories and supplies, net of reserve	$35.5	$33.5

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Conditional right to receive consideration	$16.7	$19.0
Unconditional right to receive consideration(1)	13.6	11.8
Revenue in excess of billings	$30.3	$30.8

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – There were no changes in goodwill during the six months ended June 30, 2026. Goodwill by reportable segment was as follows as of June 30, 2026 and December 31, 2025:

(in millions)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Goodwill	$727.7	$160.4	$40.8	$493.9	$1,422.8

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145.6 million and $193.7 million, respectively, for each period.

Intangibles – Intangibles were comprised of the following:

	June 30, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$583.3	$(412.8)	$170.5	$543.2	$(373.4)	$169.8
Customer lists/relationships	180.1	(140.9)	39.2	223.1	(174.4)	48.7
Partner relationships	75.9	(26.5)	49.4	76.3	(24.1)	52.2
Technology-based intangibles	65.0	(41.3)	23.7	65.0	(37.2)	27.8
Residual commission buy-out	36.0	(3.6)	32.4	36.0	—	36.0
Other	20.5	(7.9)	12.6	20.5	(6.6)	13.9
Intangibles	$960.8	$(633.0)	$327.8	$964.1	$(615.7)	$348.4

Amortization of intangibles was $30.4 million for the quarter ended June 30, 2026, $27.9 million for the quarter ended June 30, 2025, $60.7 million for the six months ended June 30, 2026, and $57.6 million for the six months ended June 30, 2025. Based on the intangibles in service as of June 30, 2026, estimated future amortization expense is as follows:

(in millions)	Estimated amortization expense
Remainder of 2026	$60.2
2027	90.2
2028	66.1
2029	29.4
2030	20.4

In the normal course of business, we acquire and develop internal-use software. During the six months ended June 30, 2026, we acquired or developed internal-use software of $40.1 million with a weighted-average useful life of 3.0 years.

Long-term investments – Our long-term investments include the cash surrender values of company-owned life insurance (COLI) policies. During the fourth quarter of 2025 and the second quarter of 2026, we surrendered a portion of these policies, and we also received benefits under some of the policies, receiving total cash proceeds of $34.0 million during the six months ended June 30, 2026. Long-term investments as of December 31, 2025 also included an investment in a joint venture that was accounted for under the equity method. We decided to exit this joint venture in 2025, and the exit was completed during the first quarter of 2026. As such, the investment balance was removed from the consolidated balance sheet. No gain or loss was recognized, as the investment had been written down to fair value in the fourth quarter of 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other non-current assets – Other non-current assets were comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Postretirement benefit plan asset	$134.3	$129.5
Prepaid product discounts(1)	31.3	29.8
Cloud computing arrangement implementation costs	24.4	29.2
Deferred contract acquisition costs(2)	18.2	17.1
Long-term receivables, net of allowance for credit losses(3)	15.3	9.0
Other	24.3	39.8
Other non-current assets	$247.8	$254.4

(1) Amortization of prepaid product discounts was $14.9 million for the six months ended June 30, 2026 and $16.4 million for the six months ended June 30, 2025.

(2) Amortization of deferred contract acquisition costs was $5.2 million for the six months ended June 30, 2026 and $5.8 million for the six months ended June 30, 2025.

(3) Amount includes the non-current portion of long-term receivables, including loans and notes receivable from distributors and proceeds receivable from an asset sale (Note 6). The current portion of these receivables is included in other current assets on the consolidated balance sheets and was $5.7 million as of June 30, 2026 and $1.7 million as of December 31, 2025. The related allowance for credit losses was not material in either period.

As of June 30, 2026, long-term receivables originated during 2026 totaled $12.1 million, of which $4.2 million represented the current portion. Long-term receivables originated within the preceding five-year period were not material as of June 30, 2026. There were no write-offs or recoveries recorded during the six months ended June 30, 2026.

We manage long-term receivables using an internal risk grading process that considers a variety of factors, including borrowers’ ability to service their debt and payment history. Receivables with the highest assessed credit quality are assigned internal grades of 1-2, while receivables with an identified potential weakness requiring management's attention are assigned internal grades of 3-4. As of June 30, 2026, none of our long-term receivables were assigned an internal grade of 3-4. Additionally, past due and non-accrual balances were not material as of June 30, 2026 or December 31, 2025.

Accrued liabilities – Accrued liabilities were comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Employee cash bonuses, including sales incentives	$25.5	$47.4
Deferred revenue(1)	22.2	36.2
Customer rebates	16.6	13.9
Interest	14.4	14.4
Operating lease liabilities	9.7	11.4
Prepaid product discounts	8.7	2.8
Wages and payroll liabilities, including vacation	7.6	4.9
Restructuring and integration (Note 8)	3.5	4.3
Consideration payable for asset purchases	0.1	13.1
Other	36.3	42.2
Accrued liabilities	$144.6	$190.6

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $24.3 million for the six months ended June 30, 2026 and $20.3 million for the six months ended June 30, 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information – Supplemental cash flow information was as follows:

(in millions)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$34.9	$26.0
Restricted cash and restricted cash equivalents included in settlement processing assets	17.5	12.4
Non-current restricted cash included in other non-current assets	2.0	3.1
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$54.4	$41.5
Non-cash investing and financing activities:
Finance lease assets obtained in exchange for finance lease obligations	$51.4	$0.7
Non-cash financing activities:
Vesting of restricted stock unit awards	$21.6	$11.4

NOTE 4: SHAREHOLDERS' EQUITY

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the six months ended June 30, 2026 and June 30, 2025 were as follows:

(in millions)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2025	$(6.4)	$(12.1)	$(18.5)
Other comprehensive loss before reclassifications	—	(1.0)	(1.0)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	(0.4)
Net current-period other comprehensive loss	(0.4)	(1.0)	(1.4)
Balance, June 30, 2026	$(6.8)	$(13.1)	$(19.9)

(in millions)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16.6)	$(13.3)	$(29.9)
Other comprehensive income before reclassifications	—	1.1	1.1
Amounts reclassified from accumulated other comprehensive loss	(0.1)	—	(0.1)
Net current-period other comprehensive (loss) income	(0.1)	1.1	1.0
Balance, June 30, 2025	$(16.7)	$(12.2)	$(28.9)

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Amortization of postretirement benefit plan items:
Prior service credit	$0.4	$0.4	$0.7	$0.7	Other income, net
Net actuarial loss	—	(0.2)	(0.1)	(0.4)	Other income, net
Total amortization	0.4	0.2	0.6	0.3	Other income, net
Tax expense	(0.2)	(0.1)	(0.2)	(0.2)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	0.2	0.1	0.4	0.1	Net income
Total reclassifications, net of tax	$0.2	$0.1	$0.4	$0.1

NOTE 5: EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings per share – basic:
Net income	$19.2	$22.4	$55.0	$36.5
Net income attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Net income attributable to Deluxe	$19.1	$22.4	$54.9	$36.4
Weighted-average shares outstanding	45.8	44.8	45.6	44.7
Earnings per share – basic	$0.42	$0.50	$1.20	$0.81

Earnings per share – diluted:
Net income	$19.2	$22.4	$55.0	$36.5
Net income attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Net income attributable to Deluxe	19.1	22.4	54.9	36.4
Re-measurement of share-based awards classified as liabilities	—	—	—	(0.1)
Income attributable to Deluxe available to common shareholders	$19.1	$22.4	$54.9	$36.3
Weighted-average shares outstanding	45.8	44.8	45.6	44.7
Dilutive impact of potential common shares	0.6	0.4	0.7	0.5
Weighted-average shares and potential common shares outstanding	46.4	45.2	46.3	45.2
Earnings per share – diluted	$0.41	$0.50	$1.18	$0.80
Antidilutive potential common shares excluded from calculation	0.9	2.0	0.9	2.0

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: ACQUISITION AND DIVESTITURES

Acquisition – In June 2026, we entered into an equity purchase agreement and plan of merger to acquire Celero Commerce ("Celero"), a financial technology company providing integrated payment processing solutions for small to mid-sized businesses. Celero serves customers through a diversified distribution network spanning bank, software, independent partner, and direct sales channels. The transaction closed on July 31, 2026. The acquisition advances our strategy to grow our payments and data businesses, and Celero's platform complements our existing payments offerings while expanding our ability to serve a broader set of customers.

As the transaction closed subsequent to the balance sheet date, Celero's assets and liabilities are not reflected in the consolidated balance sheet as of June 30, 2026. We incurred related transaction costs of $5.6 million during the quarter ended June 30, 2026, which are included in selling, general and administrative expense in the consolidated statement of comprehensive income.

The aggregate purchase price consisted of cash consideration of $625.0 million, plus payment of certain seller transaction expenses and other adjustments. The acquisition was financed through our amended credit agreement, via a combination of additional term loan financing and revolving credit facility borrowings (Note 11).

The purchase price allocation is not complete at this time. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma combined financial information for this transaction, given the short period of time between the acquisition date and the issuance of these consolidated financial statements. We anticipate that the preliminary purchase price allocation will include significant intangible assets, as well as goodwill. A majority of the goodwill is expected to be deductible for income tax purposes.

Business exits – In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

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

Activity related to business exits was as follows for the six months ended June 30, 2026 and June 30, 2025:

(in millions)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Six months ended June 30, 2026:
Small business distributor channel	$5.1	$10.8

Six months ended June 30, 2025:
Payroll and human resources services business	$—	$2.0

Assets held for sale – During the quarter ended June 30, 2026, we initiated a plan to sell a production facility we currently own, with the intention of relocating these operations to a leased facility. As of June 30, 2026, the related assets, which had a carrying value of $2.4 million, were classified as held for sale and included in other non-current assets on the consolidated balance sheet.

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

The fair values of our financial instruments were as follows:

				Fair value measurements using
		June 30, 2026		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$7.1	$7.1	$7.1	$—	$—
Amortized cost:
Proceeds receivable from asset sale (Note 6)	Other current and other non-current assets	12.1	12.0	—	—	12.0
Loans and notes receivable from distributors	Other current and other non-current assets	8.9	9.4	—	—	9.4
Long-term debt	Long-term debt	1,352.2	1,384.5	—	1,384.5	—

				Fair value measurements using
		December 31, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$163.5	$163.5	$163.5	$—	$—
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	10.7	11.9	—	—	11.9
Long-term debt	Current portion of long-term debt and long-term debt	1,429.4	1,476.8	—	1,476.8	—

NOTE 8: RESTRUCTURING AND INTEGRATION EXPENSE

Restructuring and integration expense consists of costs incurred in connection with initiatives to improve operating efficiency and support earnings and cash flow growth. These costs primarily include consulting and project management services, internal labor, facility closure and consolidation costs, and employee severance costs across functional areas. Restructuring and integration expense is not allocated to our reportable business segments.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The expense recorded during the six months ended June 30, 2025 consisted primarily of costs related to our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) growth, increasing cash flow, reducing debt, and improving our leverage ratio. The primary components of the North Star program were completed by the end of 2025, and the related restructuring and integration expense incurred during the six months ended June 30, 2026 was not material. Further information can be found under the caption "Note 8: Restructuring and Integration Expense" in the Notes to Consolidated Financial Statements located in the 2025 Form 10-K.

Restructuring and integration expense is reflected on the consolidated statements of comprehensive income as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total cost of revenue	$0.2	$0.2	$0.6	$1.0
Operating expenses	1.8	4.0	5.2	11.7
Restructuring and integration expense	$2.0	$4.2	$5.8	$12.7

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Employee severance benefits	$0.3	$1.6	$2.9	$6.1
External consulting and other costs	0.8	0.7	1.6	3.3
Internal labor	0.4	0.7	0.5	1.7
Other	0.5	1.2	0.8	1.6
Restructuring and integration expense	$2.0	$4.2	$5.8	$12.7

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

Changes in our restructuring and integration accruals were as follows:

(in millions)	Employee severance benefits
Balance, December 31, 2025	$4.3
Charges	3.2
Reversals	(0.3)
Payments	(3.7)
Balance, June 30, 2026	$3.5

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities on the consolidated balance sheets.

NOTE 9: INCOME TAXES

Our effective income tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the period. For the six months ended June 30, 2026, our effective income tax rate of 28.3% differed from the federal statutory tax rate of 21.0%, primarily due to state income taxes, non-deductible executive compensation expense, an increase in the deferred tax valuation allowance, and the tax impact of the surrender of COLI policies. These increases to our effective income tax rate were partially offset by a tax benefit related to employee share-based compensation.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our effective income tax rate of 28.3% for the six months ended June 30, 2026 was unchanged compared to the same period in 2025. The 2026 rate benefited from a higher tax benefit related to employee share-based compensation and lower foreign income taxes. These favorable impacts were offset by several factors, including a $2.3 million increase in the valuation allowance related to a capital loss carryforward generated during the period that we do not expect to fully utilize, as well as the tax impacts related to the surrender of COLI policies, higher non-deductible executive compensation expense, and state income taxes.

For the second quarter of 2026, our effective income tax rate was 36.2%, an increase from 29.3% for the second quarter of 2025. The increase was primarily driven by the tax impact of the surrender of COLI policies during the second quarter of 2026 and higher non-deductible executive compensation expense.

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

Postretirement benefit income is included in other income, net on the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Expected return on plan assets	$2.4	$2.1	$4.9	$4.3
Amortization of prior service credit	0.4	0.4	0.7	0.7
Interest cost	(0.3)	(0.4)	(0.6)	(0.8)
Amortization of net actuarial losses	—	(0.2)	(0.1)	(0.4)
Net periodic benefit income	$2.5	$1.9	$4.9	$3.8

NOTE 11: DEBT

Debt outstanding was comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Senior unsecured notes	$475.0	$475.0
Senior secured notes	450.0	450.0
Senior secured term loan facility	392.0	441.4
Securitization obligations	42.0	65.0
Amounts drawn on senior secured revolving credit facility	6.0	13.0
Total principal amount	1,365.0	1,444.4
Less: unamortized discount and debt issuance costs	(12.8)	(15.0)
Total debt, net of discount and debt issuance costs	1,352.2	1,429.4
Less: current portion of long-term debt, net of debt issuance costs	—	(16.3)
Long-term debt	$1,352.2	$1,413.1

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt were as follows as of June 30, 2026:

(in millions)	Debt obligations
2027	$4.5
2028	92.0
2029	1,268.5
Total principal amount	$1,365.0

Credit facility – As of June 30, 2026, we maintained a $900.0 million senior secured credit facility consisting of a $400.0 million revolving credit facility and a $500.0 million term loan facility. The revolving credit facility included a $40.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility.

As of June 30, 2026, loans under the revolving credit facility could be borrowed, repaid, and re-borrowed until February 1, 2029, at which point all outstanding amounts were due to be repaid. As of June 30, 2026, the term loan facility was structured to be repaid in equal quarterly installments of $9.4 million through December 2027 and $12.5 million from March 2028 to December 2028, with the remaining balance due on February 1, 2029.

In connection with the acquisition of Celero on July 31, 2026 (Note 6), we amended our credit facility agreement, which now consists of an $800.0 million term loan facility and a $400.0 million revolving credit facility. We utilized the additional capacity under the term loan facility, as well as a draw on the revolving credit facility to fund the acquisition. The amended agreement extends the maturities of both the term loan and revolving credit facilities to July 31, 2031. Subsequent to the amendment, the term loan facility is structured to be repaid in equal quarterly installments of $15.0 million through September 2030 and $20.0 million from December 2030 through June 2031, with the remaining balance due on July 31, 2031. Any voluntary prepayments of principal under the term loan facility reduce required installment payments in direct order of maturity. The term loan facility includes mandatory prepayment requirements related to certain asset sales, certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

On July 31, 2026, we also entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps, which terminate in July 2030, effectively convert, as of the inception date, $600.0 million of variable-rate debt to a fixed rate of 4.1%.

Borrowings under both the previous and amended credit facilities bear interest at fluctuating rates, as specified in the respective credit agreements, and a commitment fee is payable on the unused portion of the revolving credit facility. The weighted-average interest rate on borrowings under our previous credit facility was 5.77% as of June 30, 2026 and 5.87% as of December 31, 2025.

Borrowings under the credit facility agreement are secured by substantially all of the present and future tangible and intangible personal property held by us and our subsidiaries that have guaranteed our obligations under the credit facility, subject to certain exceptions. The credit agreement includes customary covenants that limit levels of indebtedness, liens, mergers, certain asset dispositions, changes in business, advances, investments, loans, and restricted payments. These covenants are subject to various limitations and exceptions outlined in the credit agreement.

As of June 30, 2026, our previous credit agreement also required us to comply with the following financial maintenance covenants:

•Consolidated total leverage ratio – Must remain below 4.00 to 1.00, calculated as consolidated indebtedness less unrestricted cash and cash equivalents in excess of $15.0 million, divided by consolidated EBITDA for the period (each as defined in the agreement).

•Consolidated secured leverage ratio – Must remain below 3.25 to 1.00, calculated as consolidated secured indebtedness less unrestricted cash and cash equivalents in excess of $15.0 million, divided by consolidated EBITDA for the period (each as defined in the agreement).

•Interest coverage ratio – Must be at least 3.00 to 1.00, calculated as consolidated EBITDA for the trailing four quarters divided by consolidated interest expense for the same period (each as defined in the agreement).

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The amended credit agreement retained the minimum interest coverage ratio requirement, but revised the maximum allowed values for the following ratios:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2026 through June 30, 2027	4.75 to 1.00	3.50 to 1.00
September 30, 2027 through December 31, 2027	4.25 to 1.00	3.50 to 1.00
March 31, 2028 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

Under our previous credit facility agreement, if our consolidated total leverage ratio exceeded 2.75 to 1.00, the aggregate amount of permitted dividends, incentive-based share repurchases, and open market share repurchases was capped at $60.0 million annually, of which no more than $30.0 million could consist of open market repurchases in any fiscal year. Under the amended credit agreement, we may pay dividends and repurchase shares in an aggregate amount of up to $75.0 million annually. The amended agreement also permits additional restricted payments under certain circumstances, including when specified leverage ratio requirements are satisfied.

Both the previous and amended credit agreements include customary representations and warranties. As a condition for borrowing, all such representations and warranties must be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we were unable to settle the outstanding amounts. As of June 30, 2026, we were in compliance with all debt covenants.

As of June 30, 2026, amounts were available for borrowing under our previous revolving credit facility as follows:

(in millions)	Total available
Revolving credit facility commitment	$400.0
Amount drawn on revolving credit facility	(6.0)
Outstanding letters of credit(1)	(9.7)
Net available for borrowing as of June 30, 2026	$384.3

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

In December 2024, we issued $450.0 million of 8.125% senior secured notes that mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will mature on February 1, 2029. These notes were also issued via a private placement under Rule 144A of the Securities Act of 1933. The proceeds from this offering, net of discount and offering costs, were $441.5 million, resulting in an effective interest rate of 8.6%. The net proceeds, along with borrowings under the credit facility in place at the time, were used to refinance our previous senior secured term loan facility and revolving credit facility. Interest payments for these notes are due each March and September.

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

Securitization facility – As of June 30, 2026, our wholly-owned subsidiary, Deluxe Receivables LLC, was party to a receivables financing agreement (the “Securitization Facility”) that matures in December 2028, unless extended in accordance

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

with its terms. The Securitization Facility provides for a maximum borrowing capacity of $100.0 million, subject to adjustments based on the underlying borrowing base. Pursuant to the terms of the agreement, we have sold, and will continue to sell on an ongoing basis, certain accounts receivable to Deluxe Receivables LLC. These receivables serve as collateral for borrowings under the facility and totaled approximately $128.0 million as of June 30, 2026.

Borrowings accrue interest at a commercial paper rate when funded by a conduit lender through the issuance of notes, and at the Secured Overnight Financing Rate plus an applicable margin for other borrowings. A commitment fee is charged on the unused portion of the facility, and both interest and fees are payable on a monthly basis. The interest rate on outstanding amounts under the facility was 5.10% as of June 30, 2026 and 5.45% as of December 31, 2025.

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

Additionally, in connection with the sale or disposal of assets or businesses, we customarily provide representations, warranties, and indemnities to counterparties. These provisions may address risks such as undisclosed damage to the assets, environmental liabilities, including obligations to investigate or remediate contamination at waste disposal sites or former manufacturing facilities, as well as unidentified tax exposures and legal matters relating to periods prior to the disposition.

The potential liability under these indemnification agreements is not reasonably estimable, as it depends on the occurrence of future, unknown events. However, based on current information, we do not believe that any such obligations would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recognized liabilities for known indemnifications related to environmental matters, which were not material as of June 30, 2026 or December 31, 2025.

In the ordinary course of business, we may provide performance guarantees on behalf of our subsidiaries to customers and other parties. These guarantees may be supported by standby letters of credit, surety bonds, or similar instruments. Under these arrangements, we would be required to perform only in the event of a defined triggering event, such as an unexcused, uncured breach by a subsidiary. We believe the likelihood of performance under these guarantees is remote. As of June 30, 2026 and December 31, 2025, we had no material obligations related to such guarantees, and accordingly, no associated liability was recorded in our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $4.9 million as of June 30, 2026 and $9.6 million as of December 31, 2025, and are included in accrued liabilities and other non-current liabilities on the consolidated balance sheets.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

New finance lease – In April 2026, we entered into a 16-year facility lease, classified as a finance lease, which commenced in June 2026. Upon commencement, we recognized a right-of-use asset and corresponding lease liability of $49.6 million, reflecting a discount rate of 6.9%. The asset is included in property, plant and equipment on the consolidated balance sheet, the current portion of the liability is included in accrued liabilities, and the non-current portion of the liability is included in finance lease liabilities. The aggregate undiscounted lease payments total $88.3 million over the lease term, with $3.0 million due in 2027, $4.6 million due in 2028, $4.8 million due in 2029, $5.0 million due in 2030, $5.1 million due in 2031, and the remainder due thereafter.

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

Geographic information and major customers – Our segments primarily operate within the U.S., with some activities in Canada. Revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements during the periods presented. No single customer contributed more than 10% of consolidated revenue during the six months ended June 30, 2026 or June 30, 2025.

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

The CODM uses adjusted EBITDA in both the annual planning and interim forecasting processes. On a monthly basis, the CODM reviews actual results versus plan and forecast information, using this analysis to guide resource distribution and strategic adjustments. Additionally, the CODM compares segment adjusted EBITDA margins to those of competitors. This benchmarking provides the CODM with a basis for evaluating segment performance relative to the industry and identifying areas for improvement. Furthermore, adjusted EBITDA plays a significant role in establishing employee performance-based compensation, aligning employee incentives with our financial goals. The CODM does not review segment asset information for purposes of investment or operating decisions.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment results – The following table presents segment information for the quarters and six months ended June 30, 2026 and June 30, 2025:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Merchant Services:
Revenue	$107.6	$101.4	$212.5	$199.2
Other segment items	(82.5)	(79.7)	(160.7)	(156.1)
Adjusted EBITDA	25.1	21.7	51.8	43.1
B2B Payments:
Revenue	$73.5	$71.0	$147.1	$141.1
Other segment items	(55.2)	(55.4)	(111.6)	(112.2)
Adjusted EBITDA	18.3	15.6	35.5	28.9
Data Solutions:
Revenue	$82.3	$67.8	$179.7	$145.1
Other segment items	(64.2)	(47.4)	(138.7)	(105.1)
Adjusted EBITDA	18.1	20.4	41.0	40.0
Print:
Revenue	$235.9	$281.1	$498.1	$572.3
Other segment items	(149.9)	(190.7)	(326.4)	(391.1)
Adjusted EBITDA	86.0	90.4	171.7	181.2
Total segments:
Revenue	$499.3	$521.3	$1,037.4	$1,057.7
Other segment items	(351.8)	(373.2)	(737.4)	(764.5)
Adjusted EBITDA	147.5	148.1	300.0	293.2

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

For all segments, other segment items include cost of revenue, selling expenses, and allocated shared services costs, including information technology, real estate, and finance costs. For our digital businesses (Merchant Services, B2B Payments, and Data Solutions), cost of revenue includes information technology costs, payroll and related expenses, and overhead. For Merchant Services, cost of revenue also includes residuals paid to independent sales organizations. For the Print segment, cost of revenue includes raw materials, shipping and handling, third-party costs for outsourced products, payroll and related expenses, information technology costs, and overhead. Selling expenses include sales, marketing, and advertising expenses, call center operations (Merchant Services, B2B Payments, and Print), and external commissions (B2B Payments and Print).

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation to consolidated income before income taxes – The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total segment adjusted EBITDA	$147.5	$148.1	$300.0	$293.2
Corporate operations	(38.7)	(41.6)	(73.3)	(86.6)
Depreciation and amortization expense	(36.2)	(33.5)	(72.9)	(68.8)
Interest expense	(28.0)	(30.9)	(55.6)	(62.2)
Net income attributable to non-controlling interest	0.1	—	0.1	0.1
Restructuring and integration expense	(2.0)	(4.2)	(5.8)	(12.7)
Share-based compensation expense	(6.5)	(6.2)	(13.2)	(11.6)
Acquisition transaction costs	(5.6)	—	(5.6)	—
Certain legal, environmental and other expense	(0.5)	—	(2.1)	(0.5)
Gain on sale of businesses and long-lived assets	—	—	5.1	—
Income before income taxes	$30.1	$31.7	$76.7	$50.9

Disaggregated revenue information – The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended June 30, 2026
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$165.5	$165.5
Merchant services solutions	107.6	—	—	—	107.6
Data-driven marketing	—	—	77.7	—	77.7
Treasury management solutions	—	57.1	—	—	57.1
Forms and other business products	—	—	—	39.4	39.4
Promotional solutions	—	—	—	31.0	31.0
Other payment solutions	—	16.4	—	—	16.4
Other web-based solutions	—	—	4.6	—	4.6
Total revenue	$107.6	$73.5	$82.3	$235.9	$499.3

	Quarter Ended June 30, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$173.7	$173.7
Merchant services solutions	101.4	—	—	—	101.4
Data-driven marketing	—	—	63.0	—	63.0
Treasury management solutions	—	54.5	—	—	54.5
Forms and other business products	—	—	—	54.2	54.2
Promotional solutions	—	—	—	53.2	53.2
Other payment solutions	—	16.5	—	—	16.5
Other web-based solutions	—	—	4.8	—	4.8
Total revenue	$101.4	$71.0	$67.8	$281.1	$521.3

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2026
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$331.5	$331.5
Merchant services solutions	212.5	—	—	—	212.5
Data-driven marketing	—	—	170.1	—	170.1
Treasury management solutions	—	114.9	—	—	114.9
Forms and other business products	—	—	—	91.7	91.7
Promotional solutions	—	—	—	74.9	74.9
Other payment solutions	—	32.2	—	—	32.2
Other web-based solutions	—	—	9.6	—	9.6
Total revenue	$212.5	$147.1	$179.7	$498.1	$1,037.4

	Six Months Ended June 30, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$348.9	$348.9
Merchant services solutions	199.2	—	—	—	199.2
Data-driven marketing	—	—	135.0	—	135.0
Treasury management solutions	—	108.8	—	—	108.8
Forms and other business products	—	—	—	114.7	114.7
Promotional solutions	—	—	—	108.7	108.7
Other payment solutions	—	32.3	—	—	32.3
Other web-based solutions	—	—	10.1	—	10.1
Total revenue	$199.2	$141.1	$145.1	$572.3	$1,057.7

NOTE 14: SUBSEQUENT EVENT

On July 31, 2026, we completed the acquisition of Celero Commerce, a financial technology company providing integrated payment processing solutions for small to mid-sized businesses through a diversified distribution network of bank, software, independent partner, and direct sales channels. Additional information regarding the acquisition and related financing arrangements is included in Note 6: Acquisition and Divestitures and in Note 11: Debt.

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

Our Strategy

A comprehensive discussion of our strategy is provided in Part I, Item 1 of the 2025 Form 10-K. During the first half of 2026, we continued to execute on our strategic priorities of accelerating profitable growth, enhancing operational efficiency, and disciplined capital allocation.

Accelerating profitable growth – We continued to execute on our strategy of growing our payments and data businesses while optimizing our overall portfolio, delivering stronger revenue mix and profitability. In March 2026, we completed the divestiture of the Safeguard small business distributor channel within our Print segment, a strategic action enabling greater focus on our growth businesses and ongoing portfolio optimization objectives. The divestiture reduced first-half 2026 Print segment revenue by approximately $47.1 million and Print adjusted EBITDA by approximately $4.9 million compared to the first half of 2025. At the same time, our payments and data businesses demonstrated strong momentum, collectively delivering 11.1% year-over-year revenue growth and a 14.6% increase in adjusted EBITDA in the first half of 2026.

In June 2026, we entered into an equity purchase agreement and plan of merger to acquire Celero Commerce (“Celero”), a financial technology company that provides payment solutions to small and mid-sized businesses through a diversified distribution network. The transaction closed on July 31, 2026, with aggregate cash consideration of $625.0 million, plus payment of certain seller transaction expenses and other adjustments. The acquisition was financed through our amended credit agreement, via a combination of additional term loan financing and revolving credit facility borrowings. Further information regarding the amended credit facility agreement can be found in the Capital Resources section.

Celero's platform is complementary to our existing payments offerings and is expected to accelerate the modernization of our payments technology, expand our distribution capabilities through Celero's diversified, partner-led model, and strengthen our competitive position by increasing scale, expanding channel reach, and deepening the value we deliver to a broader set of customers.

Enhancing operational efficiency – In the first half of 2026, we reduced selling, general and administrative (SG&A) expense by 6.4% year-over-year, reflecting the benefits of our ongoing cost management efforts. Additionally, despite revenue pressures in the Print segment, operational improvements resulted in adjusted EBITDA margin improvement for this segment. These results contributed to year-over-year increases in net income, consolidated adjusted EBITDA, and consolidated adjusted EBITDA margin in the first half of 2026.

Disciplined capital allocation – We continued to apply our capital allocation framework, working to ensure investments are aligned with our growth objectives and deliver optimal returns. In the first half of 2026, net cash provided by operating activities increased by $32.5 million year-over-year, and we reduced total debt by $77.2 million compared to year-end 2025. The Celero acquisition reflects our commitment to accelerating growth, and we remain focused on disciplined deleveraging. The strong cash generation of our business, combined with available capacity under our credit arrangements, positions us well to service our obligations, reduce leverage over time, and continue delivering value for shareholders.

2026 Financial Results

Highlights of our financial results for the first half of 2026 compared to the first half of 2025 include:

•Consolidated revenue – Decreased by $20.3 million to $1,037.4 million, primarily driven by the first quarter business exit, which reduced revenue by approximately $47.1 million. Additionally, the ongoing secular decline in order volumes for checks, business forms, and various business accessories in our Print segment contributed to the decrease. These unfavorable drivers were partially offset by growth in all three of our payments and data businesses.

•Net income – Increased by $18.5 million to $55.0 million, primarily reflecting the impact of our cost management and pricing initiatives, as well as lower restructuring and integration expense. Growth in our payments and data businesses further contributed to the improvement. Additionally, interest expense decreased $6.6 million year-over-year and we recognized a $5.1 million gain from the sale of the Safeguard small business distributor channel within the Print segment. These favorable factors were partially offset by the continuing demand softness and secular declines in the Print segment, inflationary pressures impacting material and delivery costs, and transaction costs related to the Celero acquisition of $5.6 million in the first half of 2026.

•Adjusted EBITDA – Increased $20.1 million to $226.7 million, driven by the benefits of our cost management and pricing initiatives and growth in our payments and data businesses. These favorable impacts were partially offset by demand softness and the ongoing secular declines in the Print segment and inflationary cost pressures. In addition, our first quarter business exit resulted in a decrease in adjusted EBITDA of approximately $4.9 million.

Adjusted EBITDA margin increased to 21.9% for the first half of 2026, compared to 19.5% for the first half of 2025. The margin improvement was primarily driven by our cost management and pricing initiatives, partially offset by inflationary pressures and the shift in mix toward our growth businesses. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $32.5 million to $133.9 million. The increase was primarily driven by the benefits of our cost management and pricing actions, lower income tax payments due to the impact of federal tax law changes enacted in July 2025, favorable changes in working capital, and lower cash expenditures for restructuring and integration activities.

These benefits were partially offset by higher payouts for performance-based employee cash bonuses related to our 2025 performance, demand softness and continuing secular declines in the Print segment, and inflationary cost pressures.

•Free cash flow – Increased by $33.8 million to $85.9 million, reflecting the same factors that drove the increase in net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets. A reconciliation of free cash flow to its most directly related GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor macroeconomic conditions and other external factors that may affect our business, including interest rates, inflation, small business sentiment, consumer spending trends, and global economic conditions. As of June 30, 2026, 68% of our debt had a weighted-average fixed interest rate of 8.1%, which provides partial insulation from changes in market interest rates. This capital structure helps moderate our exposure to interest rate volatility in a higher‑rate environment, although future changes in rates could still affect our borrowing costs due to our variable-rate debt.

Macroeconomic conditions, including inflation, energy price volatility, and fluctuations in logistics and certain raw material costs, continue to influence our cost structure, pricing dynamics, and customer demand. In response, we implemented targeted price adjustments, particularly within our Merchant Services and Print segments, to help offset increased costs while remaining mindful of customer price sensitivity. We continue to monitor these trends closely, including the potential for further cost volatility resulting from changes in energy markets, supply chain conditions, and raw material pricing.

Global economic conditions remain uncertain, reflecting ongoing geopolitical unrest and evolving trade policies, treaties, and tariffs. These developments may disrupt supply chains, increase operating costs, and affect the availability, timing, and pricing of certain goods and services. In addition, heightened geopolitical tensions and an increasingly complex threat environment have elevated cybersecurity and technology‑related risks, reinforcing the importance of continued investments in information security, data protection, and technology resilience.

We also closely track trends in small business sentiment and consumer discretionary spending, as these factors influence demand across our portfolio. Our analysis incorporates data from credit card networks, the Federal Reserve, leading economic forecasters, and our proprietary analytics. Recent economic indicators suggest continued caution among consumers and small businesses amid ongoing economic uncertainty and cost pressures. While employment conditions and other underlying economic indicators have generally remained stable, shifts in consumer and business spending patterns could influence transaction volumes in our Merchant Services segment and demand for certain discretionary products within our Print segment. Inflation, labor market conditions, trade policies, tariffs, and other macroeconomic factors may continue to influence customer purchasing behavior. A sustained period of economic uncertainty or a broader slowdown in economic activity could adversely affect our financial position, results of operations, and future growth prospects.

Liquidity

As of June 30, 2026, we held cash and cash equivalents of $34.9 million, along with an additional $384.3 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be between $100.0 million and $110.0 million for the full year, compared to $95.3 million in 2025, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends, which are subject to quarterly approval by our board of directors.

We believe that net cash generated by operations, together with our cash and cash equivalents on hand and available credit, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows, including those associated with the additional debt incurred in connection with the acquisition of Celero. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed. As of June 30, 2026, we were in compliance with our debt covenants. Additional information regarding our long-term capital requirements and debt maturities can be found in the Cash Flows and Liquidity and Capital Resources sections.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$499.3	$521.3	(4.2%)	$1,037.4	$1,057.7	(1.9%)

Total revenue decreased in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the first quarter business exit discussed in the Executive Overview section, which reduced revenue by approximately $34.5 million. Additionally, soft demand for promotional products and the continued secular decline in order volumes for checks, business forms, and business accessories within our Print segment contributed to the decrease.

These unfavorable drivers were partially offset by strong demand for our data-driven marketing services, which contributed a $14.7 million year-over-year increase in the second quarter of 2026. Revenue growth was further supported by strategic price increases implemented in response to inflationary pressures, particularly within our Merchant Services and Print segments.

Total revenue decreased in the first half of 2026 compared to the first half of 2025, primarily due to the first quarter business exit discussed in the Executive Overview section, which reduced revenue by approximately $47.1 million for the first half of the year. Additionally, soft demand for promotional products and the continued secular decline in order volumes for checks, business forms, and business accessories within our Print segment contributed to the decrease.

These unfavorable drivers were partially offset by strong demand for our data-driven marketing services, which contributed a $35.1 million year-over-year increase for the first half of 2026. Revenue growth was further supported by strategic price increases implemented in response to inflationary pressures, particularly within our Merchant Services and Print segments, and by higher Merchant Services and B2B Payments volume reflecting new customer implementations.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 13: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Merchant Services	21.6%	19.5%	20.5%	18.9%
B2B Payments	14.7%	13.6%	14.2%	13.3%
Data Solutions	16.5%	13.0%	17.3%	13.7%
Print	47.2%	53.9%	48.0%	54.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total cost of revenue	$239.7	$242.0	(1.0%)	$498.4	$497.4	0.2%
Total cost of revenue as a percentage of total revenue	48.0%	46.4%	1.6 pts.	48.0%	47.0%	1.0 pts.

Cost of revenue primarily includes raw materials for product manufacturing, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of production and digital assets, residuals paid to independent sales organizations (ISOs), and related overhead.

Total cost of revenue decreased in the second quarter of 2026 compared to the second quarter of 2025. The decrease was primarily due to lower costs associated with the soft demand for promotional products and the continued secular declines in the Print segment, as well as the impact of our cost management initiatives. In addition, the first quarter business exit discussed in the Executive Overview section reduced cost of revenue by approximately $16.3 million in the second quarter of 2026. These decreases were partially offset by the revenue growth and higher favorability in the prior year from vendor rebates in our data-driven marketing business, as well as inflationary pressures on materials and delivery costs.

Total cost of revenue increased in the first half of 2026 compared to the first half of 2025. The increase was primarily due to the revenue growth and higher favorability in the prior year from vendor rebates in our data-driven marketing business, as well as inflationary pressures on materials and delivery costs. These increases were partially offset by lower costs associated with the soft demand for promotional products and the continued secular declines in the Print segment, as well as the impact of our cost management initiatives. In addition, the first quarter business exit discussed in the Executive Overview section reduced cost of revenue by approximately $22.3 million in the first half of 2026.

As a percentage of total revenue, total cost of revenue increased in the second quarter and first half of 2026 compared to the same periods in 2025, driven by inflationary pressures and a shift in revenue mix toward our growth businesses. These increases were partially offset by the benefits of targeted pricing actions to address inflation and cost management initiatives.

Selling, General and Administrative (SG&A) Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
SG&A expense	$202.1	$214.5	(5.8%)	$411.5	$439.8	(6.4%)
SG&A expense as a percentage of total revenue	40.5%	41.1%	(0.6) pts.	39.7%	41.6%	(1.9) pts.

SG&A expense decreased in the second quarter of 2026 compared to the second quarter of 2025, primarily as a result of our ongoing cost management initiatives, including actions such as workforce adjustments across multiple functions. In addition, commission expense declined due to lower Print revenue volumes. The first quarter business exit discussed in the Executive Overview section further reduced SG&A expense by approximately $17.2 million in the second quarter of 2026. Partially offsetting these decreases in SG&A expense were transaction costs of $5.6 million related to the Celero acquisition discussed in the Executive Overview section.

As a percentage of total revenue, SG&A expense decreased in the second quarter of 2026 compared to the second quarter of 2025, as our cost management actions and the impact of the first quarter business exit more than offset the impact of the acquisition transaction costs incurred during the quarter.

SG&A expense decreased in the first half of 2026 compared to the first half of 2025, primarily as a result of our ongoing cost management initiatives, including actions such as workforce adjustments across multiple functions and the optimization of our marketing strategies. In addition, commission expense declined due to lower Print revenue volumes, and medical costs decreased. The first quarter business exit discussed in the Executive Overview section further reduced SG&A expense by approximately $23.0 million in the first half of 2026. Partially offsetting these decreases in SG&A expense were transaction costs of $5.6 million related to the Celero acquisition discussed in the Executive Overview section.

As a percentage of total revenue, SG&A expense decreased in the first half of 2026 compared to the first half of 2025, as our cost management actions, the impact of the first quarter business exit, and reduced medical costs more than offset the impact of the acquisition transaction costs incurred during the first half of the year.

Restructuring and Integration Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Restructuring and integration expense	$1.8	$4.0	(55.0%)	$5.2	$11.7	(55.6%)

We are actively pursuing initiatives aimed at improving operating efficiency and supporting earnings and cash flow growth. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period. Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Gain on sale of businesses and long-lived assets	$—	$—	—	$5.1	$—	—

In the first quarter of 2026, we recognized a gain on the sale of the Safeguard small business distributor channel within our Print segment. Further information can be found under the caption "Note 6: Acquisition and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Interest expense	$28.0	$30.9	(9.4%)	$55.6	$62.2	(10.6%)
Weighted-average debt outstanding	1,415.8	1,525.9	(7.2%)	1,428.7	1,539.7	(7.2%)
Weighted-average interest rate	7.2%	7.6%	(0.4) pts.	7.2%	7.6%	(0.4) pts.

Interest expense decreased in the second quarter and first half of 2026 compared to the same periods in 2025 primarily due to a reduction in average debt outstanding, as well as a lower weighted-average interest rate. As of June 30, 2026, $440.0 million of our debt was subject to variable rates, which exposes us to fluctuations in market interest rates. Based on the amount of variable-rate debt outstanding as of June 30, 2026, a one percentage point change in the weighted-average interest rate would result in a $2.0 million impact on interest expense for the remainder of 2026.

Income Tax Provision

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Income tax provision	$10.9	$9.3	17.2%	$21.7	$14.4	50.7%
Effective income tax rate	36.2%	29.3%	6.9 pts.	28.3%	28.3%	—

The increase in our effective income tax rate in the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by the tax impact of the surrender of company-owned life insurance (COLI) policies during the second quarter of 2026 and higher non-deductible executive compensation expense.

Our effective income tax rate of 28.3% for the six months ended June 30, 2026 was unchanged compared to the same period in 2025. The 2026 rate benefited from a higher tax benefit related to employee share-based compensation and lower foreign income taxes. These favorable impacts were offset by several factors, including a $2.3 million increase in the valuation allowance related to a capital loss carryforward generated during the period that we do not expect to fully utilize, as well as the tax impact related to the surrender of COLI policies, higher non-deductible executive compensation expense, and state income taxes. Further information regarding our income tax provision can be found under the caption "Note 9: Income Taxes" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	Change	2026	2025	Change
Net income	$19.2	$22.4	(14.3%)	$55.0	$36.5	50.7%
Diluted EPS	0.41	0.50	(18.0%)	1.18	0.80	47.5%
Adjusted diluted EPS(1)	0.87	0.88	(1.1%)	1.92	1.62	18.5%

(1) A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

Net income and diluted EPS decreased in the second quarter of 2026 as compared to the second quarter of 2025, driven by the factors discussed above regarding our results for the second quarter. Adjusted diluted EPS also decreased year-over-year, primarily reflecting the soft demand for promotional products, the ongoing secular declines in the Print segment, inflationary cost pressures, and higher amortization expense driven by our technology investments. In addition, the first quarter business exit discussed in the Executive Overview section reduced adjusted diluted EPS on a year-over-year basis by $0.06 per share in the second quarter of 2026. These decreases were partially offset by the benefits of our cost management and pricing initiatives, as well as growth in our payments and data businesses and a reduction in interest expense.

Net income and diluted EPS increased in the first half of 2026 as compared to the first half of 2025, driven by the factors discussed above regarding our results for the first half of the year. Adjusted diluted EPS also increased year-over-year, primarily reflecting the benefits of our cost management and pricing initiatives, as well as growth in our payments and data businesses and a reduction in interest expense. These favorable impacts were partially offset by the soft demand for promotional products, the ongoing secular declines in the Print segment, inflationary cost pressures, and higher amortization expense driven by our technology investments. In addition, the first quarter business exit discussed in the Executive Overview section reduced adjusted diluted EPS on a year-over-year basis by $0.08 per share for the first half of 2026.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$133.9	$101.4
Purchases of capital assets	(48.0)	(49.3)
Free cash flow	$85.9	$52.1

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

Total debt reconciles to net debt as follows:

(in millions)	June 30, 2026	December 31, 2025
Total debt	$1,352.2	$1,429.4
Cash and cash equivalents	(34.9)	(36.9)
Net debt	$1,317.3	$1,392.5

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

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$19.2	$22.4	$55.0	$36.5
Net income attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Depreciation and amortization expense	36.2	33.5	72.9	68.8
Interest expense	28.0	30.9	55.6	62.2
Income tax provision	10.9	9.3	21.7	14.4
Share-based compensation expense	6.5	6.2	13.2	11.6
Acquisition transaction costs	5.6	—	5.6	—
Restructuring and integration expense	2.0	4.2	5.8	12.7
Certain legal, environmental and other expense	0.5	—	2.1	0.5
Gain on sale of businesses and long-lived assets	—	—	(5.1)	—
Adjusted EBITDA	$108.8	$106.5	$226.7	$206.6
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	21.8%	20.4%	21.9%	19.5%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$19.2	$22.4	$55.0	$36.5
Net income attributable to non-controlling interest	(0.1)	—	(0.1)	(0.1)
Net income attributable to Deluxe	19.1	22.4	54.9	36.4
Acquisition amortization	10.1	11.4	20.8	23.2
Share-based compensation expense	6.5	6.2	13.2	11.6
Acquisition transaction costs	5.6	—	5.6	—
Restructuring and integration expense	2.0	4.2	5.8	12.7
Certain legal, environmental and other expense	0.5	—	2.1	0.5
Gain on sale of businesses and long-lived assets	—	—	(5.1)	—
Adjustments, pretax	24.7	21.8	42.4	48.0
Income tax provision impact of pretax adjustments(1)	(3.4)	(4.6)	(8.2)	(10.9)
Adjustments, net of tax	21.3	17.2	34.2	37.1
Adjusted net income attributable to Deluxe	40.4	39.6	89.1	73.5
Re-measurement of share-based awards classified as liabilities	—	—	—	(0.1)
Adjusted income attributable to Deluxe available to common shareholders	$40.4	$39.6	$89.1	$73.4

Weighted average shares and potential common shares outstanding	46.4	45.2	46.3	45.2

GAAP diluted EPS	$0.41	$0.50	$1.18	$0.80
Adjustments, net of tax	0.46	0.38	0.74	0.82
Adjusted diluted EPS	$0.87	$0.88	$1.92	$1.62

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

By the end of 2025, we had completed the material components of our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio. Related restructuring and integration expense incurred during the first half of 2026 was not material. However, we continue to realize the benefits of actions taken under the program, which contributed to improved operating results in 2026.

Both adjusted EBITDA and adjusted EBITDA margin increased year-over-year during the first half of 2026. These improvements were supported by a 6.4% reduction in SG&A expense. Within our Print segment, adjusted EBITDA margin also improved as a result of our optimization actions, even as revenue pressures continue in the business. In addition, net cash provided by operating activities increased by $32.5 million year-over-year, and we reduced total debt by $77.2 million compared to the prior year-end. These results reflect the ongoing benefits of initiatives completed in prior periods, as well as incremental improvements from current‑period actions.

The restructuring and integration expense recognized in the first half of 2026 relates to various employee reductions and other efficiency initiatives. The majority of the employee reductions included in our restructuring and integration accruals as of June 30, 2026, along with the related severance payments, are expected to be completed by the end of 2026.

The 2025 and 2026 workforce reductions are expected to generate annual cost savings of approximately $2.0 million in cost of sales and $15.0 million in SG&A expense in 2026 compared to our 2025 results. These projected savings are attributable solely to the workforce reductions and are not intended to represent the aggregate impact of all cost reduction measures. Actual outcomes may vary due to factors such as inflationary pressures and continued strategic investments in the business.

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

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$107.6	$101.4	6.1%	$212.5	$199.2	6.7%
Adjusted EBITDA	25.1	21.7	15.7%	51.8	43.1	20.2%
Adjusted EBITDA margin	23.3%	21.4%	1.9 pts.	24.4%	21.6%	2.8 pts.

Total revenue increased in the second quarter and first half of 2026 compared to the same periods in 2025, driven by a combination of factors, including new customer implementations, higher transaction volumes from existing partners across several channels, and targeted pricing actions. These positive drivers were partially offset by pressure on consumer and business spending in certain customer channels.

Adjusted EBITDA and adjusted EBITDA margin also improved in the second quarter and first half of 2026 compared to the same periods in 2025, reflecting targeted price increases, cost management initiatives, including the year-end 2025 purchase of residual commission rights from an ISO partner, and contributions from new client implementations.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$73.5	$71.0	3.5%	$147.1	$141.1	4.3%
Adjusted EBITDA	18.3	15.6	17.3%	35.5	28.9	22.8%
Adjusted EBITDA margin	24.9%	22.0%	2.9 pts.	24.1%	20.5%	3.6 pts.

Total revenue increased in the second quarter and first half of 2026 compared to the same periods in 2025, driven by the onboarding of new lockbox and remittance processing clients, increased remittance processing volume, and the implementation of modest price increases to counteract inflationary pressure. These impacts were partially offset by pressure on remittance processing volumes in certain customer relationships.

Adjusted EBITDA and adjusted EBITDA margin also increased in the second quarter and first half of 2026 as compared to the same periods in 2025, largely attributable to our pricing strategies and ongoing cost management actions, including operational efficiencies within our lockbox processing operations and marketing optimization strategies. Additionally, the impact of new client implementations contributed to adjusted EBITDA in both periods.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$82.3	$67.8	21.4%	$179.7	$145.1	23.8%
Adjusted EBITDA	18.1	20.4	(11.3%)	41.0	40.0	2.5%
Adjusted EBITDA margin	22.0%	30.1%	(8.1) pts.	22.8%	27.6%	(4.8) pts.

Total revenue increased in the second quarter and first half of 2026 compared to the same periods in 2025, driven by a year-over-year increase in data-driven marketing revenue of $14.7 million in the second quarter and $35.1 million in the first half of the year, reflecting strong demand for customer acquisition marketing activities, particularly from our financial institution partners.

Adjusted EBITDA decreased in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by higher favorability from vendor rebates in the prior year, partially offset by the higher data-driven marketing volume. Adjusted EBITDA increased in the first half of 2026 compared to the first half of 2025, primarily driven by the higher data-driven marketing volume, partially offset by higher favorability from vendor rebates in the prior year.

Adjusted EBITDA margin decreased year-over-year in both periods, driven by the prior-year vendor rebate favorability and changes in the mix and nature of campaign activity compared with the prior year.

Print

Results for our Print segment were as follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$235.9	$281.1	(16.1%)	$498.1	$572.3	(13.0%)
Adjusted EBITDA	86.0	90.4	(4.9%)	171.7	181.2	(5.2%)
Adjusted EBITDA margin	36.5%	32.2%	4.3 pts.	34.5%	31.7%	2.8 pts.

Total revenue decreased in the second quarter and first half of 2026 compared to the same periods in 2025, primarily driven by soft demand for promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories. In addition, during the first quarter of 2026, we completed the sale of the Safeguard small business distributor channel, which drove a decrease in revenue of approximately $34.5 million in the second quarter of 2026 and $47.1 million in the first half of 2026. These revenue declines were partially offset by our pricing strategies implemented to address inflationary pressures.

Adjusted EBITDA also decreased in the second quarter and first half of 2026 compared to the same periods in 2025, largely attributable to the lower revenue and inflationary pressures affecting material and delivery costs. In addition, the exit from the Safeguard small business distributor channel drove a decrease in adjusted EBITDA of approximately $3.2 million in the second quarter of 2026 and $4.9 million in the first half of 2026. We continued to execute cost management actions, including disciplined operating expense control and process efficiency improvements, which partially offset these impacts.

Adjusted EBITDA margin increased year-over-year in both periods, as pricing actions, cost management initiatives, and a shift in revenue mix toward higher-margin check products more than offset the effect of inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of June 30, 2026, we held cash and cash equivalents of $34.9 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets on the consolidated balance sheet, totaling $19.5 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$133.9	$101.4	$32.5
Net cash used by investing activities	(1.2)	(44.3)	43.1
Net cash used by financing activities	(390.2)	(326.3)	(63.9)
Effect of exchange rate change on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1.1)	1.5	(2.6)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(258.6)	$(267.7)	$9.1
Free cash flow(1)	$85.9	$52.1	$33.8
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased by $32.5 million in the first half of 2026 compared to the first half of 2025. The increase was primarily driven by the benefits of our cost management and pricing actions, a $26.3 million reduction in income tax payments due to the impact of federal tax law changes enacted in July 2025, favorable changes in working capital, and lower cash expenditures for restructuring and integration activities. These favorable impacts were partially offset by a $12.4 million increase in payouts for performance-based employee cash bonuses related to our 2025 performance, continuing demand softness and secular declines in the Print segment, and inflationary cost pressures.

Included in net cash provided by operating activities were the following operating cash outflows:

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Performance-based employee cash bonuses(1)	$36.8	$24.4	$12.4
Interest payments	52.8	54.9	(2.1)
Prepaid product discount payments	10.1	16.0	(5.9)
Severance payments	3.7	4.8	(1.1)
Income tax payments, net of refunds	1.8	28.1	(26.3)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used by investing activities for the first half of 2026 decreased by $43.1 million compared to the first half of 2025. The decrease was primarily driven by proceeds from the surrender of COLI policies, as well as proceeds from the sale of the Safeguard small business distributor channel within our Print segment in the first quarter.

Net cash used by financing activities for the first half of 2026 increased by $63.9 million compared to the first half of 2025, driven by higher net payments on debt and a holdback payment related to the prior year acquisition of the CheckMatch electronic check conveyance service business. Additionally, payments for payroll taxes on the vesting of employee share-based awards were higher due to our higher stock price.

Significant investing and financing cash transactions for each period were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net change in settlement processing obligations	$(255.7)	$(258.4)	$2.7
Net change in debt	(79.4)	(34.3)	(45.1)
Purchases of capital assets	(48.0)	(49.3)	1.3
Cash dividends paid to shareholders	(29.2)	(28.1)	(1.1)
Holdback payments for acquired assets	(13.0)	(0.5)	(12.5)
Employee taxes paid for shares withheld	(12.7)	(5.4)	(7.3)
Proceeds from company-owned life insurance policies	34.0	—	34.0
Proceeds from sale of businesses and long-lived assets	10.8	2.0	8.8

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

In April 2026, we entered into a 16-year facility lease, classified as a finance lease, which commenced in June 2026. The aggregate undiscounted lease payments total $88.3 million over the lease term, with $3.0 million due in 2027, $4.6 million due in 2028, $4.8 million due in 2029, $5.0 million due in 2030, $5.1 million due in 2031, and the remainder due thereafter.

As of June 30, 2026, we held cash and cash equivalents of $34.9 million and had $384.3 million of available borrowing capacity under our revolving credit facility. We believe that net cash generated by operations, together with our cash and cash equivalents on hand and the available revolver capacity, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows, including those associated with the additional debt incurred in connection with the acquisition of Celero, as discussed in the Executive Overview section. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed.

CAPITAL RESOURCES

As of June 30, 2026, the principal amount of our debt obligations was $1.37 billion, compared to $1.44 billion as of December 31, 2025. Our capital structure for each period was as follows:

	June 30, 2026		December 31, 2025
(in millions)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$925.0	8.1%	$925.0	8.1%	$—
Floating interest rate	440.0	5.7%	519.4	5.8%	(79.4)
Debt principal	1,365.0	7.3%	1,444.4	7.3%	(79.4)
Shareholders’ equity	707.9		680.7		27.2
Total capital	$2,072.9		$2,125.1		$(52.2)

As of June 30, 2026, total commitments under our revolving credit facility were $400.0 million, with $384.3 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 11: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In connection with the acquisition of Celero on July 31, 2026, as discussed in the Executive Overview section, we amended our credit facility agreement, which now consists of an $800.0 million term loan facility and a $400.0 million revolving credit facility. We utilized the additional capacity under the term loan facility, as well as a draw on the revolving credit facility to fund the acquisition. The amended agreement extends the maturities of both the term loan and revolving credit facilities to July 2031. Subsequent to the amendment, the term loan facility is structured to be repaid in equal quarterly installments of $15.0 million through September 2030 and $20.0 million from December 2030 through June 2031, with the remaining balance due on July 31, 2031.

On July 31, 2026, we also entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps, which terminate in July 2030, effectively convert, as of the inception date, $600.0 million of variable-rate debt to a fixed rate of 4.1%.

While the Celero acquisition increases our debt and leverage levels in the near-term, we believe anticipated cash flows from operations, together with available capacity under our credit arrangements, will be sufficient to support our ongoing operations and service our debt obligations. We will continue to evaluate opportunities to optimize our capital structure.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of June 30, 2026, $287.5 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2025 Form 10-K. During the first six months of 2026, there were no modifications in the assessment or determination of these estimates.

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

As of June 30, 2026, our credit agreement was scheduled to mature on February 1, 2029, at which point any outstanding amounts under the revolving credit facility were to be repaid. The term loan facility required periodic principal payments through December 2028, with the remaining balance due on February 1, 2029.

In connection with the acquisition of Celero on July 31, 2026, as discussed in the Executive Overview section, we amended our credit facility agreement, which now consists of an $800.0 million term loan facility and a $400.0 million revolving credit facility. We utilized the additional capacity under the term loan facility, as well as a draw on the revolving credit facility, to fund the acquisition. The amended agreement extends the maturities of both the term loan and revolving credit facilities to July 2031. Subsequent to the amendment, the term loan facility is structured to be repaid in equal quarterly installments of $15.0 million through September 2030 and $20.0 million from December 2030 through June 2031, with the remaining balance due on July 31, 2031.

On July 31, 2026, we also entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps, which terminate in July 2030, effectively convert, as of the inception date, $600.0 million of variable-rate debt to a fixed rate of 4.1%.

Borrowings under both the previous and amended credit facilities and the accounts receivable financing arrangement bear interest at fluctuating rates, as specified in the credit agreements. Additionally, as of June 30, 2026, we had outstanding $475.0 million of 8.0% senior unsecured notes and $450.0 million of 8.125% senior secured notes. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.3% and 8.6%, respectively.

The senior unsecured notes are scheduled to mature in June 2029, while the senior secured notes will mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will also mature on that date. The accounts receivable financing arrangement matures in December 2028. Quantitative information regarding the maturities of our long-term debt as of June 30, 2026 can be found under the caption "Note 11: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

As of June 30, 2026, our total debt outstanding was as follows:

(in millions)	Carrying amount(1)	Fair value(2)	Interest rate
Senior unsecured notes	$471.1	$478.5	8.0%
Senior secured notes	443.9	466.0	8.1%
Senior secured term loan facility	389.2	392.0	5.8%
Securitization obligations	42.0	42.0	5.1%
Amounts drawn on revolving credit facility	6.0	6.0	5.8%
Total debt	$1,352.2	$1,384.5	7.3%

(1) The carrying amount has been reduced by unamortized discount and debt issuance costs of $12.8 million.

(2) For the amounts outstanding under our credit facility agreement and accounts receivable financing arrangement, fair value approximates carrying value because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on quoted prices in active markets for the identical liability when traded as an asset.

Based on the amount of variable-rate debt outstanding as of June 30, 2026, a one percentage point change in the weighted-average interest rate would result in a $2.0 million change in interest expense for the remainder of 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, June 30, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – There were no material changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. No shares were repurchased under this authorization during the second quarter of 2026, and $287.5 million remained available for repurchase as of June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Equity Purchase Agreement and Plan of Merger, dated June 17, 2026, by and among us, Calypso Merger Sub LLC, Celero Intermediate Holdings LLC, LLR V Payments, LLC, LLR International V, L.P., and, in its capacity as representative of the Sellers, LLR Representative V, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on June 18, 2026)*

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
* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: August 6, 2026	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2026	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)