Form 10-Q
period 2026-09-30
DELUXE CORP
filed 2026-11-05
CIK 27996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
☐ Yes   ☒ No

The number of shares outstanding of registrant’s common stock as of October 30, 2026 was 45,902,913.

DELUXE CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DELUXE CORPORATION CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except share par value)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$74.9	$36.9
Trade accounts receivable, net of allowance for credit losses	198.7	187.6
Revenue in excess of billings	46.3	30.8
Inventories and supplies, net of reserve	35.7	33.5
Prepaid expenses	35.1	33.3
Settlement processing assets	16.6	273.6
Other current assets	49.3	70.1
Total current assets	456.6	665.8
Goodwill	1,808.4	1,422.8
Intangibles, net of accumulated amortization of $666.7 and $615.7, respectively	566.2	348.4
Property, plant and equipment, net of accumulated depreciation of $367.0 and $376.0, respectively	149.4	101.0
Operating lease assets	47.3	43.0
Long-term investments	7.8	26.4
Deferred income taxes	1.8	1.8
Other non-current assets	256.1	254.4
Total assets	$3,293.6	$2,863.6
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175.9	$161.3
Accrued liabilities	173.3	190.6
Settlement processing obligations	18.1	275.0
Current portion of long-term debt	59.1	16.3
Total current liabilities	426.4	643.2
Long-term debt	1,945.0	1,413.1
Finance lease liabilities	75.3	25.8
Operating lease liabilities	42.8	39.8
Deferred income taxes	57.3	27.0
Other non-current liabilities	29.0	34.0
Commitments and contingencies (Note 13)
Shareholders' equity:
Common shares $1 par value (authorized: 500.0 shares; outstanding: September 30, 2026 – 45.9; December 31, 2025 – 45.0)	45.9	45.0
Additional paid-in capital	145.9	138.0
Retained earnings	541.4	515.9
Accumulated other comprehensive loss	(15.8)	(18.5)
Non-controlling interest	0.4	0.3
Total shareholders’ equity	717.8	680.7
Total liabilities and shareholders’ equity	$3,293.6	$2,863.6

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Service revenue	$313.6	$259.4	$852.9	$747.5
Product revenue	240.3	280.8	738.3	850.5
Total revenue	553.9	540.2	1,591.2	1,598.0
Cost of services	(176.1)	(145.5)	(491.0)	(428.6)
Cost of products	(90.2)	(103.6)	(273.6)	(318.0)
Total cost of revenue	(266.3)	(249.1)	(764.6)	(746.6)
Selling, general and administrative expense	(226.2)	(212.4)	(637.8)	(652.1)
Restructuring and integration expense	(8.7)	(2.9)	(13.8)	(14.6)
Gain on sale of businesses and long-lived assets	—	—	5.1	—
Operating income	52.7	75.8	180.1	184.7
Interest expense	(35.0)	(30.5)	(90.6)	(92.8)
Other income, net	2.0	1.9	6.9	6.2
Income before income taxes	19.7	47.2	96.4	98.1
Income tax provision	(6.7)	(13.5)	(28.4)	(27.9)
Net income	13.0	33.7	68.0	70.2
Net income attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income attributable to Deluxe	$13.0	$33.7	$67.9	$70.1
Total comprehensive income	$17.1	$33.1	$70.7	$70.6
Comprehensive income attributable to Deluxe	17.1	33.1	70.6	70.5
Basic earnings per share	0.28	0.75	1.49	1.57
Diluted earnings per share	0.28	0.74	1.46	1.54

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2026	45.8	$45.8	$139.0	$542.6	$(19.9)	$0.4	$707.9
Net income	—	—	—	13.0	—	—	13.0
Cash dividends ($0.30 per share)	—	—	—	(14.2)	—	—	(14.2)
Common shares issued, net of tax withholding	0.1	0.1	0.4	—	—	—	0.5
Employee share-based compensation	—	—	6.5	—	—	—	6.5
Other comprehensive income	—	—	—	—	4.1	—	4.1
Balance, September 30, 2026	45.9	$45.9	$145.9	$541.4	$(15.8)	$0.4	$717.8

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, June 30, 2025	44.9	$44.9	$124.3	$498.1	$(28.9)	$0.3	$638.7
Net income	—	—	—	33.7	—	—	33.7
Cash dividends ($0.30 per share)	—	—	—	(14.0)	—	—	(14.0)
Common shares issued, net of tax withholding	0.1	0.1	0.2	—	—	—	0.3
Employee share-based compensation	—	—	6.0	—	—	—	6.0
Other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Balance, September 30, 2025	45.0	$45.0	$130.5	$517.8	$(29.5)	$0.3	$664.1

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued) (unaudited)

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2025	45.0	$45.0	$138.0	$515.9	$(18.5)	$0.3	$680.7
Net income	—	—	—	67.9	—	0.1	68.0
Cash dividends ($0.90 per share)	—	—	—	(42.4)	—	—	(42.4)
Common shares issued, net of tax withholding	0.9	0.9	(11.8)	—	—	—	(10.9)
Employee share-based compensation	—	—	19.7	—	—	—	19.7
Other comprehensive income	—	—	—	—	2.7	—	2.7
Balance, September 30, 2026	45.9	$45.9	$145.9	$541.4	$(15.8)	$0.4	$717.8

(in millions)	Common shares	Common shares par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
Balance, December 31, 2024	44.3	$44.3	$117.1	$489.2	$(29.9)	$0.2	$620.9
Net income	—	—	—	70.1	—	0.1	70.2
Cash dividends ($0.90 per share)	—	—	—	(41.5)	—	—	(41.5)
Common shares issued, net of tax withholding	0.7	0.7	(4.2)	—	—	—	(3.5)
Employee share-based compensation	—	—	17.6	—	—	—	17.6
Other comprehensive income	—	—	—	—	0.4	—	0.4
Balance, September 30, 2025	45.0	$45.0	$130.5	$517.8	$(29.5)	$0.3	$664.1

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$68.0	$70.2
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	100.4	84.2
Depreciation	17.9	16.8
Deferred income taxes	24.3	16.1
Amortization of prepaid product discounts	21.5	24.5
Employee share-based compensation expense	19.7	17.6
Operating lease expense	10.7	10.9
Amortization of cloud computing arrangement implementation costs	7.1	11.8
Gain on sale of businesses and long-lived assets	(5.1)	—
Other non-cash items, net	19.7	16.5
Changes in assets and liabilities, net of effect of acquisition:
Trade accounts receivable	1.1	(20.7)
Inventories and supplies	(2.8)	2.6
Other current and non-current assets	(32.5)	(19.5)
Accounts payable	3.4	(8.7)
Prepaid product discount payments	(20.4)	(22.9)
Other accrued and non-current liabilities	(17.1)	(30.9)
Net cash provided by operating activities	215.9	168.5
Cash flows from investing activities:
Payments for acquisitions, net of cash, cash equivalents, restricted cash, and restricted cash equivalents acquired	(642.9)	(12.1)
Purchases of capital assets	(81.0)	(72.6)
Proceeds from company-owned life insurance policies	34.0	3.0
Proceeds from sale of businesses and long-lived assets	10.8	2.0
Other	3.3	3.7
Net cash used in investing activities	(675.8)	(76.0)
Cash flows from financing activities:
Proceeds from issuing long-term debt and swingline loans	1,168.7	312.8
Payments on long-term debt and swingline loans	(587.6)	(368.9)
Payments for debt issuance costs	(12.6)	—
Cash dividends paid to shareholders	(43.0)	(41.6)
Holdback payments for acquired assets	(13.0)	(0.6)
Net change in settlement processing obligations	(256.9)	(236.0)
Other	(13.3)	(5.0)
Net cash provided by (used in) financing activities	242.3	(339.3)
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1.2)	1.2
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	(218.8)	(245.6)
Cash, cash equivalents, restricted cash, and restricted cash equivalents, beginning of year	313.0	309.2
Cash, cash equivalents, restricted cash, and restricted cash equivalents, end of period (Note 3)	$94.2	$63.6

See Condensed Notes to Unaudited Consolidated Financial Statements

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet as of September 30, 2026, the consolidated statements of comprehensive income for the quarters and nine months ended September 30, 2026 and 2025, the consolidated statements of shareholders’ equity for the quarters and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (GAAP). In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial statements are included. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Interim results are not necessarily indicative of results for a full year or future results. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the consolidated audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates are derived from our historical experience and other relevant factors and assumptions that we consider reasonable. These factors and assumptions form the foundation for our judgments regarding the carrying values of our assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities. It is important to note that actual results may vary significantly from these estimates and assumptions.

Comparability – The consolidated balance sheet as of December 31, 2025 and the consolidated statement of cash flows for the nine months ended September 30, 2025 have been modified to conform to the current period presentation. Specifically, the non-current portion of finance lease obligations, previously included in other non-current liabilities, is now presented as a separate line in the consolidated balance sheet. Additionally, holdback payments for acquired assets, previously included in other financing activities, are now presented as a separate line within net cash used in financing activities in the consolidated statement of cash flows, and proceeds from company-owned life insurance (COLI) policies, previously included in other investing cash flows, are now presented as a separate line within net cash used in investing activities.

NOTE 2: NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

ASU 2025-09 – In November 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This standard updates the hedge accounting guidance to improve alignment between hedge accounting and an entity's risk management activities and to clarify and simplify the application of certain hedge accounting requirements. We elected to early adopt this standard on a prospective basis, effective July 1, 2026. The adoption of this standard did not have a material impact on our consolidated financial statements.

ASU 2025-05 – In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard introduces a practical expedient allowing companies to assume that conditions as of the balance sheet date remain unchanged over the remaining life of current accounts receivable and current contract assets for purposes of measuring credit losses. Effective January 1, 2026, we adopted ASU 2025‑05 and elected to apply the practical expedient to all eligible assets. The practical expedient is required to be applied on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures.

ASU 2025-11 – In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard is intended to enhance the existing interim reporting guidance by improving the organization and accessibility of required interim disclosure requirements, clarifying when that guidance is applicable, and introducing a new principle requiring disclosure of events occurring after the end of the most recent annual reporting period that have a material impact. We elected to early adopt this standard in our Form 10-Q for the quarter ended March 31, 2026. The adoption of this standard did not have a material impact on our interim financial statements or related disclosures.

Accounting Guidance Not Yet Adopted

ASU 2024-03 – In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3: SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

Trade accounts receivable – Net trade accounts receivable was comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Trade accounts receivable – gross(1)	$207.7	$196.3
Allowance for credit losses	(9.0)	(8.7)
Trade accounts receivable – net	$198.7	$187.6

(1) Includes unbilled receivables of $68.5 million as of September 30, 2026 and $53.5 million as of December 31, 2025.

Changes in the allowance for credit losses for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Balance, beginning of period	$8.7	$9.1
Bad debt expense	6.1	5.0
Write-offs and other	(5.8)	(4.5)
Balance, end of period	$9.0	$9.6

Inventories and supplies – Inventories and supplies were comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Finished and semi-finished goods	$28.0	$27.0
Raw materials and supplies	18.5	17.7
Reserve for excess and obsolete items	(10.8)	(11.2)
Inventories and supplies, net of reserve	$35.7	$33.5

Revenue in excess of billings – Revenue in excess of billings was comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Conditional right to receive consideration	$28.7	$19.0
Unconditional right to receive consideration(1)	17.6	11.8
Revenue in excess of billings	$46.3	$30.8

(1) Represents revenues that are earned but not currently billable under the related contract terms.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – Changes in goodwill by reportable segment and in total were as follows for the nine months ended September 30, 2026:

(in millions)	Merchant Services	B2B Payments	Data Solutions(1)	Print(1)	Total
Balance, December 31, 2025	$727.7	$160.4	$40.8	$493.9	$1,422.8
Acquisition (Note 6)	385.6	—	—	—	385.6
Balance, September 30, 2026	$1,113.3	$160.4	$40.8	$493.9	$1,808.4

(1) The Data Solutions and Print balances are net of accumulated impairment charges of $145.6 million and $193.7 million, respectively, for each period.

Intangibles – Intangibles were comprised of the following:

	September 30, 2026			December 31, 2025
(in millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Internal-use software	$603.6	$(432.2)	$171.4	$543.2	$(373.4)	$169.8
Customer lists/relationships	425.1	(154.7)	270.4	223.1	(174.4)	48.7
Technology-based intangibles	76.0	(43.9)	32.1	65.0	(37.2)	27.8
Partner relationships	75.9	(27.9)	48.0	76.3	(24.1)	52.2
Residual commission buy-out	36.0	(5.4)	30.6	36.0	—	36.0
Other	16.3	(2.6)	13.7	20.5	(6.6)	13.9
Intangibles	$1,232.9	$(666.7)	$566.2	$964.1	$(615.7)	$348.4

In the normal course of business, we acquire and develop internal-use software. In addition, in July 2026, we acquired intangible assets in conjunction with the acquisition of Celero Commerce (Note 6). The following intangible assets were developed or acquired during the nine months ended September 30, 2026:

(in millions)	Amount	Weighted-average amortization period (in years)
Customer lists/relationships	$245.0	10
Internal-use software	60.4	3
Technology-based intangibles	11.0	3
Trade name	2.0	1
Total intangible additions	$318.4	8

Amortization of intangibles was $39.7 million for the quarter ended September 30, 2026, $26.6 million for the quarter ended September 30, 2025, $100.4 million for the nine months ended September 30, 2026, and $84.2 million for the nine months ended September 30, 2025. Based on the intangibles in service as of September 30, 2026, estimated future amortization expense is as follows:

(in millions)	Estimated amortization expense
Remainder of 2026	$49.6
2027	153.7
2028	118.3
2029	70.3
2030	47.9

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Long-term investments – Our long-term investments include the cash surrender values of COLI policies. During the fourth quarter of 2025 and the second quarter of 2026, we surrendered a portion of these policies and received policy benefits, resulting in total cash proceeds of $34.0 million during the nine months ended September 30, 2026. Long-term investments as of December 31, 2025 also included an investment in a joint venture that was accounted for under the equity method. We decided to exit this joint venture in 2025, and the exit was completed during the first quarter of 2026. As such, the investment balance was removed from the consolidated balance sheet. No gain or loss was recognized, as the investment had been written down to fair value in the fourth quarter of 2025.

Other non-current assets – Other non-current assets were comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Postretirement benefit plan asset	$136.5	$129.5
Prepaid product discounts(1)	27.9	29.8
Cloud computing arrangement implementation costs	22.0	29.2
Deferred contract acquisition costs(2)	18.9	17.1
Long-term receivables, net of allowance for credit losses(3)	13.0	9.0
Other	37.8	39.8
Other non-current assets	$256.1	$254.4

(1) Amortization of prepaid product discounts was $21.5 million for the nine months ended September 30, 2026 and $24.5 million for the nine months ended September 30, 2025.

(2) Amortization of deferred contract acquisition costs was $7.8 million for the nine months ended September 30, 2026 and $8.8 million for the nine months ended September 30, 2025.

(3) Amount includes the non-current portion of long-term receivables, including loans and notes receivable from distributors and proceeds receivable from an asset sale (Note 6). The current portion of these receivables is included in other current assets in the consolidated balance sheets and was $5.1 million as of September 30, 2026 and $1.7 million as of December 31, 2025. The related allowance for credit losses was not material in either period.

As of September 30, 2026, long-term receivables originated during 2026 totaled $12.3 million, of which $4.3 million represented the current portion. Long-term receivables originated within the preceding five-year period were not material as of September 30, 2026. During the nine months ended September 30, 2026, write-offs were not material and there were no recoveries recorded.

We manage long-term receivables using an internal risk grading process that considers a variety of factors, including borrowers’ ability to service their debt and payment history. Receivables with satisfactory credit quality are assigned internal grades of 1-2, while receivables with an identified potential weakness requiring management's attention are assigned internal grades of 3-4. As of September 30, 2026, none of our long-term receivables were assigned an internal grade of 3-4. Additionally, past due and non-accrual balances were not material as of September 30, 2026 or December 31, 2025.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities – Accrued liabilities were comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Employee cash bonuses, including sales incentives	$38.8	$47.4
Customer rebates	19.0	13.9
Deferred revenue(1)	18.4	36.2
Interest	14.8	14.4
Operating lease liabilities	10.2	11.4
Wages and payroll liabilities, including vacation	9.3	4.9
Restructuring and integration (Note 9)	5.0	4.3
Prepaid product discounts	1.6	2.8
Consideration payable for asset purchases	0.2	13.1
Other	56.0	42.2
Accrued liabilities	$173.3	$190.6

(1) Revenue recognized for amounts included in deferred revenue at the beginning of the period was $29.2 million for the nine months ended September 30, 2026 and $25.8 million for the nine months ended September 30, 2025.

Supplemental cash flow information – Supplemental cash flow information was as follows:

(in millions)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$74.9	$25.8
Restricted cash and restricted cash equivalents included in settlement processing assets	16.6	34.9
Non-current restricted cash included in other non-current assets	2.7	2.9
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$94.2	$63.6
Non-cash investing and financing activities:
Finance lease assets obtained in exchange for finance lease obligations	$51.4	$1.9
Non-cash financing activities:
Vesting of restricted stock unit awards	$22.1	$12.2

NOTE 4: SHAREHOLDERS' EQUITY

Accumulated other comprehensive loss – Changes in the components of accumulated other comprehensive loss for the nine months ended September 30, 2026 and September 30, 2025 were as follows:

(in millions)	Postretirement benefit plans	Net unrealized gain on cash flow hedges(1)	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2025	$(6.4)	$—	$(12.1)	$(18.5)
Other comprehensive income (loss) before reclassifications	—	4.0	(1.0)	3.0
Amounts reclassified from accumulated other comprehensive loss	(0.6)	0.3	—	(0.3)
Net current-period other comprehensive (loss) income	(0.6)	4.3	(1.0)	2.7
Balance, September 30, 2026	$(7.0)	$4.3	$(13.1)	$(15.8)

(1) Other comprehensive income before reclassifications is net of tax expense of $1.4 million.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Postretirement benefit plans	Currency translation adjustment	Accumulated other comprehensive loss
Balance, December 31, 2024	$(16.6)	$(13.3)	$(29.9)
Other comprehensive income before reclassifications	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net current-period other comprehensive (loss) income	(0.2)	0.6	0.4
Balance, September 30, 2025	$(16.8)	$(12.7)	$(29.5)

Reclassification adjustments – Information regarding amounts reclassified from accumulated other comprehensive loss to net income was as follows:

Accumulated other comprehensive loss components	Amounts reclassified from accumulated other comprehensive loss				Affected line item in consolidated statements of comprehensive income
	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Amortization of postretirement benefit plan items:
Prior service credit	$0.4	$0.4	$1.1	$1.1	Other income, net
Net actuarial loss	—	(0.2)	(0.1)	(0.7)	Other income, net
Total amortization	0.4	0.2	1.0	0.4	Other income, net
Tax expense	(0.2)	(0.1)	(0.4)	(0.2)	Income tax provision
Amortization of postretirement benefit plan items, net of tax	0.2	0.1	0.6	0.2	Net income
Reclassification of loss on cash flow hedges	(0.4)	—	(0.4)	—	Interest expense
Tax benefit	0.1	—	0.1	—	Income tax provision
Reclassification of loss on cash flow hedges, net of tax	(0.3)	—	(0.3)	—	Net income
Total reclassifications, net of tax	$(0.1)	$0.1	$0.3	$0.2

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: EARNINGS PER SHARE

The following table reflects the calculation of basic and diluted earnings per share. During each period, certain share-based awards, as noted below, were excluded from the calculation of diluted earnings per share because their effect would have been antidilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Earnings per share – basic:
Net income	$13.0	$33.7	$68.0	$70.2
Net income attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income attributable to Deluxe	$13.0	$33.7	$67.9	$70.1
Weighted-average shares outstanding	45.9	44.9	45.7	44.8
Earnings per share – basic	$0.28	$0.75	$1.49	$1.57

Earnings per share – diluted:
Net income	$13.0	$33.7	$68.0	$70.2
Net income attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income attributable to Deluxe	13.0	33.7	67.9	70.1
Re-measurement of share-based awards classified as liabilities	—	—	—	(0.1)
Income attributable to Deluxe available to common shareholders	$13.0	$33.7	$67.9	$70.0
Weighted-average shares outstanding	45.9	44.9	45.7	44.8
Dilutive impact of potential common shares	0.6	0.7	0.7	0.6
Weighted-average shares and potential common shares outstanding	46.5	45.6	46.4	45.4
Earnings per share – diluted	$0.28	$0.74	$1.46	$1.54
Antidilutive potential common shares excluded from calculation	0.9	1.1	0.9	1.1

NOTE 6: ACQUISITIONS AND DIVESTITURES

2026 acquisition – On July 31, 2026, we acquired all of the outstanding equity interests of Celero Commerce ("Celero") for cash consideration of approximately $625.0 million, plus certain seller transaction expenses and other adjustments. The acquisition was financed through our amended and restated credit agreement via a combination of additional term loan financing and revolving credit facility borrowings (Note 12). Celero is a financial technology company providing integrated payment processing solutions for small to mid-sized businesses through a diversified distribution network. The acquisition advances our strategy to grow our payments and data businesses.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed resulted in goodwill of $385.6 million. We expect goodwill of $371.6 million to be deductible for income tax purposes. The transaction resulted in goodwill as it is expected to accelerate the modernization of our payments technology, expand our distribution capabilities, and strengthen our competitive position through increased scale and broader customer reach. The goodwill and results of operations of Celero from the date of acquisition are included in the Merchant Services segment. We incurred related transaction costs of $9.8 million during the quarter ended September 30, 2026 and $15.4 million during the nine months ended September 30, 2026, which are included in selling, general and administrative (SG&A) expense in the consolidated statements of comprehensive income.

The acquisition was accounted for as a business combination, and the allocation of the purchase price remains preliminary as we continue to finalize the valuation of certain acquired assets and liabilities and related tax matters. The following

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

illustrates the preliminary allocation of the purchase price, as of September 30, 2026, to the assets acquired and liabilities assumed:

(in millions)	Purchase price allocation
Consideration transferred	$664.6
Assets acquired:
Cash, cash equivalents, restricted cash, and restricted cash equivalents	21.7
Trade accounts receivable(1)	18.3
Other current assets	4.8
Intangible assets:
Customer lists/relationships	245.0
Technology-based intangibles	11.0
Trade name	2.0
Total intangible assets	258.0
Operating lease assets	4.6
Other non-current assets	2.8
Total assets acquired	310.2
Liabilities assumed:
Accounts payable	(11.5)
Accrued liabilities	(9.4)
Operating lease liabilities, non-current	(3.3)
Deferred income taxes	(5.3)
Other non-current liabilities	(1.7)
Total liabilities assumed	(31.2)
Total identifiable net assets acquired	279.0
Goodwill	$385.6

(1) The gross contractual amount of the acquired trade accounts receivable approximated fair value, and the amount not expected to be collected was immaterial.

Information regarding the useful lives of the acquired intangibles can be found in Note 3. Information regarding the calculation of the estimated fair values of the acquired intangibles can be found in Note 8.

Our results of operations for the quarter and nine months ended September 30, 2026 included revenue of $33.5 million and a net loss of $1.9 million from the operations of Celero, including amortization expense related to the acquired intangibles.

The following unaudited pro forma financial information summarizes our consolidated results of operations as though the acquisition occurred on January 1, 2025:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Pro forma revenue	$571.5	$590.7	$1,707.9	$1,746.6
Pro forma net income	24.3	26.7	67.3	31.3

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial information was prepared in accordance with our accounting policies, which can be found under the caption "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements included in the 2025 Form 10-K. The pro forma information includes adjustments to reflect the additional amortization expense that would have been recognized had the fair value adjustments to intangible assets been applied beginning January 1, 2025, as well as additional interest expense on the debt incurred to fund the acquisition (Note 12). The acquisition transaction costs we incurred are reflected in pro forma net income for the nine months ended September 30, 2025. Pro forma net income also reflects the related income tax effects of these adjustments.

This pro forma financial information is for informational purposes only. It does not reflect the integration of the businesses or any synergies that may result from the acquisition. As such, it is not indicative of the results of operations that would have been achieved had the acquisition been consummated on January 1, 2025. In addition, the pro forma amounts are not indicative of future operating results.

2025 acquisition – In August 2025, we acquired certain assets of JPMorgan Chase Bank's CheckMatch electronic check conveyance service business for cash payments totaling $24.6 million, approximately half of which was paid at closing and the remainder paid during the first quarter of 2026. The acquisition was accounted for as an asset purchase. Information regarding the assets acquired can be found under the caption "Note 6: Acquisition and Divestitures" in the Notes to Consolidated Financial Statements included in the 2025 Form 10-K.

Business exits – In recent years, we decided to exit certain businesses and dispose of other assets. We believe these actions have enabled us to concentrate our resources on our growth businesses, while optimizing our operations.

In March 2026, we finalized the divestiture of certain assets and liabilities associated with the Safeguard small business distributor channel within our Print segment. The transaction will generate net proceeds of $22.8 million, with $10.8 million received at closing. The remaining proceeds will be collected in equal annual installments on each anniversary of the closing date over the next three years. The net assets and liabilities transferred in the sale totaled $17.7 million and were comprised primarily of customer list intangible assets. The disposal group was classified as held for sale as of December 31, 2025 and was included in other non-current assets in the consolidated balance sheet.

In September and December 2023, we executed agreements to transition our U.S. and Canadian payroll and human resources services customers to other service providers. Our exit from this business was substantially completed during 2024, and the remaining cash proceeds from this business exit were received during the quarter ended March 31, 2025.

Activity related to business exits was as follows for the nine months ended September 30, 2026 and September 30, 2025:

(in millions)	Gain on sale of businesses and long-lived assets	Proceeds from sale of businesses and long-lived assets
Nine months ended September 30, 2026:
Small business distributor channel	$5.1	$10.8

Nine months ended September 30, 2025:
Payroll and human resources services business	$—	$2.0

Assets held for sale – During the quarter ended June 30, 2026, we initiated a plan to sell a production facility we currently own, with the intention of relocating these operations to a leased facility. As of September 30, 2026, the related assets, which had a carrying value of $2.3 million, were classified as held for sale and included in other non-current assets on the consolidated balance sheet.

NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

As part of our strategy to manage interest rate risk, in July 2026 we entered into amortizing interest rate swaps, designated as cash flow hedges, to mitigate variability in interest payments on a portion of our variable-rate debt. The swaps, which mature in July 2030, had an aggregate notional amount of $600.0 million and a weighted-average fixed interest rate of

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.13% as of September 30, 2026. The swaps had an aggregate fair value of $5.7 million as of September 30, 2026, which was included in other non-current assets in the consolidated balance sheet.

Changes in the fair values of the interest rate swaps are recorded in accumulated other comprehensive loss and subsequently reclassified to interest expense as interest payments are made on the hedged variable-rate debt. The fair values of the derivatives are calculated based on the applicable reference rate curve as of the measurement date. The impact of the interest rate swaps on consolidated net income and the consolidated statement of cash flows was not material for the quarter and nine months ended September 30, 2026. We also do not expect amounts to be reclassified from accumulated other comprehensive loss to interest expense over the next 12 months to be material.

NOTE 8: FAIR VALUE MEASUREMENTS

2026 annual goodwill impairment assessment – We evaluate the carrying value of goodwill at least annually, as of July 31, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Our goodwill impairment policy, including the methodology used to assess impairment, is described in "Note 1: Significant Accounting Policies" in the Notes to Consolidated Financial Statements located in the 2025 Form 10-K.

For our 2026 annual goodwill impairment assessment, we performed qualitative analyses for all of our reporting units. These analyses considered factors such as current economic and industry conditions, recent financial performance, our consolidated market capitalization, and the results of quantitative analyses performed in prior periods. Based on these assessments, we concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying amount. Accordingly, no goodwill impairment charges were recorded as a result of our 2026 annual impairment assessment.

Acquisition – During the quarter ended September 30, 2026, we acquired intangible assets as part of the Celero acquisition (Note 6). The fair value of the acquired customer relationships was estimated using the multi-period excess earnings method, which is based on the present value of the estimated cash flows attributable to the customer relationships, after considering the contribution of other assets used to generate those cash flows. Significant assumptions used in this method include forecasted revenue, customer attrition, forecasted EBITDA margin, and the discount rate. The fair value of the acquired technology-based intangible asset was estimated using the replacement cost method, which considers the estimated cost to recreate the technology, including development costs and a reasonable developer’s profit margin based on market participant data. The fair value of the acquired trade name was estimated using the relief-from-royalty method. This method estimates fair value based on the present value of the estimated royalty payments that would otherwise be required to use the trade name, considering assumptions such as forecasted revenue, a royalty rate, and the discount rate.

Financial instruments – Our money market fund investment is comprised exclusively of debt securities issued by the U.S. Treasury and is classified as a Level 1 fair value measurement based on quoted prices in active markets. The carrying value of the investment approximates fair value due to the short-term maturities and the highly liquid nature of the underlying securities. There were no transfers between levels of the fair value hierarchy during the periods presented.

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair values of our financial instruments were as follows:

				Fair value measurements using
		September 30, 2026		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Measured at fair value through comprehensive income:
Money market fund	Settlement processing assets	$3.1	$3.1	$3.1	$—	$—
Derivative assets (Note 7)	Other non-current assets	5.7	5.7	—	5.7	—
Amortized cost:
Proceeds receivable from asset sale (Note 6)	Other current and other non-current assets	12.3	11.9	—	—	11.9
Loans and notes receivable from distributors	Other current and other non-current assets	5.8	5.8	—	—	5.8
Long-term debt	Current portion of long-term debt and long-term debt	2,004.1	2,032.1	—	2,032.1	—

				Fair value measurements using
		December 31, 2025		Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in millions)	Balance sheet location	Carrying value	Fair value
Fair value:
Money market fund	Settlement processing assets	$163.5	$163.5	$163.5	$—	$—
Amortized cost:
Loans and notes receivable from distributors	Other current and other non-current assets	10.7	11.9	—	—	11.9
Long-term debt	Current portion of long-term debt and long-term debt	1,429.4	1,476.8	—	1,476.8	—

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

The expense recorded during the nine months ended September 30, 2025 consisted primarily of costs related to our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted earnings

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

before interest, taxes, depreciation, and amortization (EBITDA) growth, increasing cash flow, reducing debt, and improving our leverage ratio. The primary components of the North Star program were completed by the end of 2025, and the related restructuring and integration expense incurred during the nine months ended September 30, 2026 was not material. Further information can be found under the caption "Note 8: Restructuring and Integration Expense" in the Notes to Consolidated Financial Statements located in the 2025 Form 10-K.

The majority of restructuring and integration expense incurred during the quarter ended September 30, 2026 related to the integration of the Celero acquisition (Note 6). We do not expect the remaining expense associated with the integration activities to be material.

Restructuring and integration expense is reflected in the consolidated statements of comprehensive income as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total cost of revenue	$0.2	$—	$0.8	$1.0
Operating expenses	8.7	2.9	13.8	14.6
Restructuring and integration expense	$8.9	$2.9	$14.6	$15.6

Restructuring and integration expense for each period was comprised of the following:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
External consulting and other costs	$5.4	$0.3	$7.0	$3.6
Employee severance benefits	2.4	1.6	5.3	7.6
Internal labor	1.0	0.6	1.5	2.3
Other	0.1	0.4	0.8	2.1
Restructuring and integration expense	$8.9	$2.9	$14.6	$15.6

Our restructuring and integration accruals are included in accrued liabilities in the consolidated balance sheets. These accruals represent the anticipated cash payments necessary to fulfill the remaining severance obligations for employees who have already been terminated, as well as those expected to be terminated under our various initiatives. We expect the majority of the employee reductions and the associated severance payments to be completed by early 2027.

Changes in our restructuring and integration accruals were as follows:

(in millions)	Employee severance benefits
Balance, December 31, 2025	$4.3
Charges	5.8
Reversals	(0.5)
Payments	(4.6)
Balance, September 30, 2026	$5.0

The charges and reversals shown in the rollforward of our restructuring and integration accruals exclude items that are expensed as incurred, as these items are not included in accrued liabilities in the consolidated balance sheets.

NOTE 10: INCOME TAXES

Our effective income tax rate for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items occurring within the period. For the nine months ended September 30, 2026, our effective income tax rate of 29.5% differed from the federal statutory tax rate of 21.0%, primarily due to non-deductible executive compensation expense, state

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

income taxes, the tax impact of the surrender of COLI policies, and foreign tax rate differences. These increases were partially offset by a tax benefit related to employee share-based compensation.

For the nine months ended September 30, 2026, our effective income tax rate increased to 29.5% from 28.4% for the same period in 2025. The increase was primarily due to higher non-deductible executive compensation expense, the tax impact of the surrender of COLI policies, a higher state income tax rate, and a $0.9 million increase in the valuation allowance related to a capital loss carryforward generated during the period that we do not expect to fully utilize. These unfavorable impacts were partially offset by a higher tax benefit related to employee share-based compensation.

For the third quarter of 2026, our effective income tax rate increased to 34.0% from 28.6% for the third quarter of 2025, primarily due to higher non-deductible executive compensation expense. This increase was partially offset by a $1.4 million reduction in the valuation allowance associated with a deferred tax asset for a capital loss carryforward.

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

Postretirement benefit income is included in other income, net in the consolidated statements of comprehensive income and consisted of the following components:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Expected return on plan assets	$2.4	$2.1	$7.2	$6.4
Amortization of prior service credit	0.4	0.4	1.1	1.1
Interest cost	(0.3)	(0.4)	(0.9)	(1.2)
Amortization of net actuarial losses	—	(0.2)	(0.1)	(0.7)
Net periodic benefit income	$2.5	$1.9	$7.3	$5.6

NOTE 12: DEBT

Debt outstanding was comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Senior secured term loan facility	$800.0	$441.4
Senior unsecured notes	475.0	475.0
Senior secured notes	450.0	450.0
Amounts drawn on senior secured revolving credit facility	200.5	13.0
Securitization obligations	100.0	65.0
Total principal amount	2,025.5	1,444.4
Less: unamortized discount and debt issuance costs	(21.4)	(15.0)
Total debt, net of discount and debt issuance costs	2,004.1	1,429.4
Less: current portion of long-term debt, net of debt issuance costs	(59.1)	(16.3)
Long-term debt	$1,945.0	$1,413.1

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt were as follows as of September 30, 2026:

(in millions)	Debt obligations
Remainder of 2026	$15.0
2027	60.0
2028	160.0
2029	985.0
2030	65.0
2031	740.5
Total principal amount	$2,025.5

Credit facility – On July 31, 2026, we amended and restated our previously existing credit agreement (the “amended credit agreement”) in connection with the Celero acquisition. The amended credit agreement provides for an $800.0 million senior secured first lien term loan facility (the “term loan facility”) and a $400.0 million senior secured first lien revolving credit facility (the “revolving credit facility”). The revolving credit facility includes a $40.0 million swingline sub-facility and a $25.0 million letter of credit sub-facility. The amended credit agreement also permits additional borrowing capacity, subject to certain conditions.

We utilized additional capacity under the term loan facility, as well as a draw on the revolving credit facility, to fund the Celero acquisition and related fees and expenses (Note 6). We incurred $12.6 million of debt issuance costs in connection with the amended credit agreement, which were deferred and are being amortized to interest expense over the term of the related debt. The unamortized costs are presented as a reduction of the related debt or in other non-current assets, as applicable.

Loans under the revolving credit facility may be borrowed, repaid, and re-borrowed until July 31, 2031, at which point all outstanding amounts must be repaid. The term loan facility is structured to be repaid in equal quarterly installments of $15.0 million from December 31, 2026 through September 30, 2030 and $20.0 million from December 31, 2030 through June 30, 2031, with the remaining balance due on July 31, 2031. Any voluntary prepayments of principal under the term loan facility reduce required installment payments in direct order of maturity. The term loan facility includes mandatory prepayment requirements related to certain asset sales (subject to reinvestment), certain casualty or other insured damage to assets, and new debt (excluding permitted debt), subject to certain limitations. No premium or penalty is incurred for any mandatory or voluntary prepayment of the term loan facility.

Borrowings under the amended credit agreement bear interest at variable rates based on either term-based Secured Overnight Financing Rates (SOFR) or an alternative base rate, plus an applicable margin that varies based on our consolidated leverage ratio. A commitment fee is payable on the unused portion of the revolving credit facility.

In July 2026, we entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt (Note 7). The interest rate swaps, which mature in July 2030, have an aggregate notional amount of $600.0 million and a weighted-average fixed interest rate of 4.13% as of September 30, 2026. The weighted-average interest rate on borrowings under our credit facilities, including the impact of the interest rate swaps, was 6.05% as of September 30, 2026 and 5.87% as of December 31, 2025.

Borrowings under the amended credit agreement are secured by substantially all of our assets and the assets of our subsidiary guarantors, subject to certain exceptions. The amended credit agreement includes customary covenants that limit levels of indebtedness, liens, mergers, certain asset dispositions, changes in business, advances, investments, loans, and restricted payments. These covenants are subject to various limitations and exceptions outlined in the amended credit agreement.

The amended credit agreement also requires us to comply with the following financial maintenance covenants:

•Consolidated total leverage ratio – Calculated as consolidated indebtedness less unrestricted cash and cash equivalents in excess of $15.0 million, divided by consolidated EBITDA for the period (each as defined in the amended credit agreement).

•Consolidated secured leverage ratio – Calculated as consolidated secured indebtedness less unrestricted cash and cash equivalents in excess of $15.0 million, divided by consolidated EBITDA for the period (each as defined in the amended credit agreement).

•Interest coverage ratio – Calculated as consolidated EBITDA for the trailing four quarters divided by consolidated interest expense for the same period (each as defined in the amended credit agreement).

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The maximum allowed values for the consolidated total leverage ratio and the consolidated secured leverage ratio are as follows:

Fiscal Quarter Ending	Consolidated total leverage ratio	Consolidated secured leverage ratio
September 30, 2026 through June 30, 2027	4.75 to 1.00	3.50 to 1.00
September 30, 2027 through December 31, 2027	4.25 to 1.00	3.50 to 1.00
March 31, 2028 and each fiscal quarter thereafter	4.00 to 1.00	3.25 to 1.00

The minimum required consolidated interest coverage ratio is 3.00 to 1.00 throughout the term of the amended credit agreement. We may pay dividends and repurchase shares in an aggregate amount of up to $75.0 million annually. Additional restricted payments are permitted under certain circumstances, including when specified leverage ratio requirements are satisfied.

The amended credit agreement includes customary representations and warranties. As a condition for borrowing, all such representations and warranties must be true and correct in all material respects on the date of each borrowing. This includes representations affirming that there has been no material adverse change in our business, assets, operations, or financial condition.

Failure to comply with any of these requirements would constitute an event of default, which would enable the lenders to declare all amounts outstanding immediately due and payable. In such a scenario, the lenders would also have the right to enforce their interests against the collateral pledged if we were unable to settle the outstanding amounts. As of September 30, 2026, we were in compliance with all debt covenants.

As of September 30, 2026, amounts available for borrowing under our revolving credit facility were as follows:

(in millions)	Total available
Revolving credit facility commitment	$400.0
Amount drawn on revolving credit facility	(200.5)
Outstanding letters of credit(1)	(9.7)
Net available for borrowing as of September 30, 2026	$189.8

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

Securitization facility – As of September 30, 2026, our wholly-owned subsidiary, Deluxe Receivables LLC, was party to a receivables financing agreement (the “Securitization Facility”) that matures in December 2028, unless extended in accordance with its terms. The Securitization Facility provides for a maximum borrowing capacity of $100.0 million, subject to adjustments based on the underlying borrowing base. Pursuant to the terms of the agreement, we have sold, and will continue to sell on an

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ongoing basis, certain accounts receivable to Deluxe Receivables LLC. These receivables serve as collateral for borrowings under the facility and totaled approximately $140.0 million as of September 30, 2026.

Borrowings accrue interest at a commercial paper rate when funded by a conduit lender through the issuance of notes, and at SOFR plus an applicable margin for other borrowings. A commitment fee is charged on the unused portion of the facility, and both interest and fees are payable on a monthly basis. The interest rate on outstanding amounts under the facility was 5.21% as of September 30, 2026 and 5.45% as of December 31, 2025.

For accounting purposes, the Securitization Facility is classified as a secured financing transaction rather than a sale of receivables. As a result, Deluxe Receivables LLC is included in our consolidated financial statements, and the receivables pledged as collateral are presented as accounts receivable in the consolidated balance sheets. The related borrowings are reported as long-term debt. Cash collections from the receivables are included in net cash provided by operating activities in the consolidated statements of cash flows, while borrowings and repayments associated with the Securitization Facility are included in net cash provided by (used in) financing activities.

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

The potential liability under these indemnification agreements is not reasonably estimable, as it depends on the occurrence of future, unknown events. However, based on current information, we do not believe that any such obligations would have a material adverse effect on our financial position, annual results of operations, or annual cash flows. We have recognized liabilities for known indemnifications related to environmental matters, which were not material as of September 30, 2026 or December 31, 2025.

In the ordinary course of business, we may provide performance guarantees on behalf of our subsidiaries to customers and other parties. These guarantees may be supported by standby letters of credit, surety bonds, or similar instruments. Under these arrangements, we would be required to perform only in the event of a defined triggering event, such as an unexcused, uncured breach by a subsidiary. We believe the likelihood of performance under these guarantees is remote. As of September 30, 2026 and December 31, 2025, we had no material obligations related to such guarantees, and accordingly, no associated liability was recorded in our consolidated financial statements.

Self-insurance – We are self-insured for certain costs, primarily workers' compensation claims and medical and dental benefits for active employees and those employees on long-term disability. The liabilities associated with these items represent our best estimate of the ultimate obligations for reported claims, as well as those incurred, but not reported. These liabilities totaled $5.6 million as of September 30, 2026 and $9.6 million as of December 31, 2025, and are included in accrued liabilities and other non-current liabilities in the consolidated balance sheets.

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

New finance lease – In April 2026, we entered into a 16-year facility lease, classified as a finance lease, which commenced in June 2026. Upon commencement, we recognized a right-of-use asset and corresponding lease liability of $49.6 million, reflecting a discount rate of 6.9%. The asset is included in property, plant and equipment in the consolidated balance

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

sheet, the current portion of the liability is included in accrued liabilities, and the non-current portion of the liability is included in finance lease liabilities. The aggregate undiscounted lease payments total $88.3 million over the lease term, with $3.0 million due in 2027, $4.6 million due in 2028, $4.8 million due in 2029, $5.0 million due in 2030, $5.1 million due in 2031, and the remainder due thereafter.

NOTE 14: BUSINESS SEGMENT INFORMATION

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

Geographic information and major customers – Our segments primarily operate within the U.S., with some activities in Canada. Revenue and long-lived assets associated with our foreign operations were not material to our consolidated financial statements during the periods presented. No single customer contributed more than 10% of consolidated revenue during the nine months ended September 30, 2026 or September 30, 2025.

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment results – The following table presents segment information for the quarters and nine months ended September 30, 2026 and September 30, 2025:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Merchant Services:
Revenue	$135.1	$98.0	$347.5	$297.2
Other segment items	(103.0)	(77.6)	(263.6)	(233.7)
Adjusted EBITDA	32.1	20.4	83.9	63.5
B2B Payments:
Revenue	$77.3	$73.1	$224.4	$214.2
Other segment items	(54.8)	(56.3)	(166.4)	(168.4)
Adjusted EBITDA	22.5	16.8	58.0	45.8
Data Solutions:
Revenue	$102.9	$89.2	$282.6	$234.3
Other segment items	(75.3)	(60.1)	(214.0)	(165.2)
Adjusted EBITDA	27.6	29.1	68.6	69.1
Print:
Revenue	$238.6	$279.9	$736.7	$852.3
Other segment items	(154.3)	(186.4)	(480.7)	(577.6)
Adjusted EBITDA	84.3	93.5	256.0	274.7
Total segments:
Revenue	$553.9	$540.2	$1,591.2	$1,598.0
Other segment items	(387.4)	(380.4)	(1,124.7)	(1,144.9)
Adjusted EBITDA	166.5	159.8	466.5	453.1

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

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation to consolidated income before income taxes – The following table presents the reconciliation of total segment adjusted EBITDA to consolidated income before income taxes:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total segment adjusted EBITDA	$166.5	$159.8	$466.5	$453.1
Corporate operations	(39.4)	(40.9)	(112.7)	(127.6)
Depreciation and amortization expense	(45.4)	(32.3)	(118.3)	(101.0)
Interest expense	(35.0)	(30.5)	(90.6)	(92.8)
Net income attributable to non-controlling interest	—	—	0.1	0.1
Acquisition transaction costs	(9.8)	—	(15.4)	—
Restructuring and integration expense	(8.9)	(2.9)	(14.6)	(15.6)
Share-based compensation expense	(6.5)	(6.0)	(19.7)	(17.6)
Certain legal, environmental, and other expense	(1.8)	—	(4.0)	(0.5)
Gain on sale of businesses and long-lived assets	—	—	5.1	—
Income before income taxes	$19.7	$47.2	$96.4	$98.1

Disaggregated revenue information – The following tables present revenue disaggregated by our product and service offerings:

	Quarter Ended September 30, 2026
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$163.0	$163.0
Merchant services solutions	135.1	—	—	—	135.1
Data-driven marketing	—	—	98.5	—	98.5
Treasury management solutions	—	60.9	—	—	60.9
Forms and other business products	—	—	—	41.6	41.6
Promotional solutions	—	—	—	34.0	34.0
Other payment solutions	—	16.4	—	—	16.4
Other web-based solutions	—	—	4.4	—	4.4
Total revenue	$135.1	$77.3	$102.9	$238.6	$553.9

	Quarter Ended September 30, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$173.0	$173.0
Merchant services solutions	98.0	—	—	—	98.0
Data-driven marketing	—	—	84.6	—	84.6
Treasury management solutions	—	56.1	—	—	56.1
Forms and other business products	—	—	—	54.6	54.6
Promotional solutions	—	—	—	52.3	52.3
Other payment solutions	—	17.0	—	—	17.0
Other web-based solutions	—	—	4.6	—	4.6
Total revenue	$98.0	$73.1	$89.2	$279.9	$540.2

DELUXE CORPORATION CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2026
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$494.4	$494.4
Merchant services solutions	347.5	—	—	—	347.5
Data-driven marketing	—	—	268.6	—	268.6
Treasury management solutions	—	175.9	—	—	175.9
Forms and other business products	—	—	—	133.4	133.4
Promotional solutions	—	—	—	108.9	108.9
Other payment solutions	—	48.5	—	—	48.5
Other web-based solutions	—	—	14.0	—	14.0
Total revenue	$347.5	$224.4	$282.6	$736.7	$1,591.2

	Nine Months Ended September 30, 2025
(in millions)	Merchant Services	B2B Payments	Data Solutions	Print	Consolidated
Checks	$—	$—	$—	$521.9	$521.9
Merchant services solutions	297.2	—	—	—	297.2
Data-driven marketing	—	—	219.6	—	219.6
Treasury management solutions	—	164.9	—	—	164.9
Forms and other business products	—	—	—	169.3	169.3
Promotional solutions	—	—	—	161.1	161.1
Other payment solutions	—	49.3	—	—	49.3
Other web-based solutions	—	—	14.7	—	14.7
Total revenue	$297.2	$214.2	$234.3	$852.3	$1,598.0

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
•Consolidated Results of Operations, Restructuring and Integration Expense, and Segment Results that include a more detailed discussion of our revenue and expenses;
•Cash Flows and Liquidity and Capital Resources that discuss key aspects of our cash flows, financial commitments, capital structure, and financial position; and
•Critical Accounting Estimates that discusses the accounting policies and estimates that require management to make complex judgments and assumptions and their application can have a material impact on our financial condition and results of operations.

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

Our Strategy

A comprehensive discussion of our strategy is provided in Part I, Item 1 of the 2025 Form 10-K. During the first nine months of 2026, we continued to execute on our strategic priorities of accelerating profitable growth, enhancing operational efficiency, and disciplined capital allocation.

Accelerating profitable growth – We continued to execute on our strategy of growing our payments and data businesses while optimizing our overall portfolio, delivering stronger revenue mix and profitability. In March 2026, we completed the divestiture of the Safeguard small business distributor channel within our Print segment, a strategic action enabling greater focus on our growth businesses and ongoing portfolio optimization objectives. The divestiture reduced Print segment revenue by approximately $79.3 million and Print adjusted EBITDA by approximately $7.8 million in the first nine months of 2026 compared to the first nine months of 2025.

On the growth side of our portfolio, our payments and data businesses demonstrated strong momentum, collectively delivering 14.6% year-over-year revenue growth and an 18.0% increase in adjusted EBITDA in the first nine months of 2026. Approximately $33.5 million of the revenue increase was driven by the acquisition of Celero Commerce ("Celero") on July 31, 2026. Celero is a financial technology company that provides payment solutions to small and mid-sized businesses through a diversified distribution network. Cash consideration paid for the acquisition was $625.0 million plus certain seller transaction expenses and other adjustments. Further information regarding the acquisition can be found under the caption "Note 6: Acquisitions and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. The transaction was financed through our amended credit agreement, via a combination of additional term loan financing and revolving credit facility borrowings. Further information regarding the amended credit agreement can be found in the Capital Resources section.

Celero's platform complements our existing payments offerings and is expected to accelerate the modernization of our payments technology, expand our distribution capabilities, and strengthen our competitive position through increased scale and broader customer reach.

Enhancing operational efficiency – During the first nine months of 2026, we continued to focus on cost management and operational efficiency through workforce adjustments across multiple functions and optimization of our marketing strategies. We also continued to realize the benefits of prior-year initiatives, including operational efficiencies within our lockbox processing operations.

On a consolidated basis, net income decreased $2.2 million year-over-year in the first nine months of 2026, primarily reflecting costs associated with the Celero acquisition and continued secular declines in our Print segment. However, our cost management and operational efficiency initiatives, together with targeted pricing actions and growth in our payments and data businesses, contributed to improvements in consolidated adjusted EBITDA and adjusted EBITDA margin compared to the first nine months of 2025.

Disciplined capital allocation – We continued to apply our capital allocation framework, focusing on investments that support our strategic growth objectives while maintaining financial flexibility. During the first nine months of 2026, net cash provided by operating activities increased by $47.4 million year-over-year, reflecting our continued focus on working capital management and operational improvements. While the Celero acquisition represents a significant investment in our growth strategy, we remain focused on reducing leverage over time. Our operating cash flow generation and available capacity under our credit arrangements position us well to service our obligations, reduce debt, and deliver long-term value to shareholders.

2026 Financial Results

Highlights of our financial results for the first nine months of 2026 compared to the first nine months of 2025 include:

•Consolidated revenue – Decreased by $6.8 million to $1,591.2 million, primarily driven by the first quarter business exit, which reduced revenue by approximately $79.3 million. Additionally, soft demand for promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories in our Print segment contributed to the decrease. These unfavorable drivers were partially offset by growth in all three of our payments and data businesses, including $33.5 million of revenue contributed by the Celero acquisition, which closed on July 31, 2026.

•Net income – Decreased by $2.2 million to $68.0 million, primarily reflecting transaction costs of $15.4 million associated with the Celero acquisition and $10.9 million of incremental amortization expense attributable to the acquired intangibles, as well as continued revenue pressures in the Print segment, and higher material and delivery costs due to inflation. These factors were partially offset by the benefits of our cost management and pricing initiatives and growth in our payments and data businesses.

•Adjusted EBITDA – Increased $28.3 million to $353.8 million, driven by the benefits of our cost management and pricing initiatives and growth in our payments and data businesses. These favorable impacts were partially offset by the continued revenue pressures in the Print segment and inflationary cost pressures. In addition, our first quarter business exit resulted in a decrease in adjusted EBITDA of approximately $7.8 million.

Adjusted EBITDA margin increased to 22.2% for the first nine months of 2026, compared to 20.4% for the first nine months of 2025. The margin improvement was primarily driven by our cost management and pricing initiatives, partially offset by inflationary pressures and the shift in mix toward our growth businesses. A reconciliation of net income to adjusted EBITDA can be found in the Consolidated Results of Operations section.

•Net cash provided by operating activities – Increased by $47.4 million to $215.9 million. The increase was primarily driven by the benefits of our cost management and pricing actions, lower income tax payments due to the impact of federal tax law changes enacted in July 2025, favorable changes in working capital, and growth in our payments and data businesses, including the Celero acquisition.

These benefits were partially offset by transaction costs associated with the Celero acquisition, higher performance-based employee bonuses related to our 2025 results, continued revenue pressures in the Print segment, inflationary cost pressures, and the impact of the Safeguard divestiture.

•Free cash flow – Increased by $39.0 million to $134.9 million, primarily reflecting the same factors that drove the increase in net cash provided by operating activities. We continue to reinvest the free cash flow generated by our Print business into our other businesses. Free cash flow is defined as net cash provided by operating activities less purchases of capital assets. A reconciliation of free cash flow to its most directly related GAAP financial measure can be found in the Consolidated Results of Operations section.

Recent Market Conditions

We continually monitor macroeconomic conditions and other external factors that may affect our business, including interest rates, inflation, small business sentiment, consumer spending trends, and global economic conditions. As of September 30, 2026, 75% of our debt had a weighted-average fixed interest rate of 7.3%, which provides partial insulation from changes in market interest rates. However, future changes in interest rates could continue to affect our borrowing costs on the variable-rate portion of our debt.

Macroeconomic conditions, including inflation, energy price volatility, and fluctuations in logistics and certain raw material costs, continue to influence our cost structure and customer demand. In response, we implemented targeted price adjustments, particularly within our Merchant Services and Print segments, to help offset increased costs while remaining mindful of customer price sensitivity. We continue to monitor the potential for further cost volatility resulting from changes in energy markets, supply chain conditions, and raw material pricing.

Global economic conditions remain uncertain, reflecting ongoing geopolitical unrest and evolving trade policies, treaties, and tariffs. These developments may disrupt supply chains, increase operating costs, and affect the availability, timing, and pricing of certain goods and services.

We also closely monitor trends in small business sentiment and consumer discretionary spending, as these factors influence demand across our portfolio. Our analysis incorporates data from credit card networks, the Federal Reserve, leading economic forecasters, and our proprietary analytics. Recent economic indicators suggest that while consumer sentiment remains weak, consumer spending has remained relatively resilient, although consumers continue to demonstrate price sensitivity. Small business optimism has softened modestly, with recent indicators reflecting elevated uncertainty and more cautious expansion plans. Negative shifts in consumer and business spending patterns could influence transaction volumes in our Merchant Services segment and demand for certain discretionary products within our Print segment. A sustained period of economic uncertainty or a broader slowdown in economic activity could adversely affect our financial position, results of operations, and future growth prospects.

Liquidity

As of September 30, 2026, we held cash and cash equivalents of $74.9 million, along with an additional $189.8 million available for borrowing under our revolving credit facility. We anticipate that capital expenditures will be approximately $110.0 million for the full year, compared to $95.3 million in 2025, as we continue to build scale across our product categories and invest in innovation. Our capital allocation priorities remain focused on responsible growth investments, debt reduction, and returning capital to shareholders through dividends, which are subject to quarterly approval by our board of directors.

We believe that net cash generated by operations, together with our cash and cash equivalents on hand and borrowing availability, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows, including those associated with the additional debt incurred in connection with the acquisition of Celero. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed. As of September 30, 2026, we were in compliance with our debt covenants. Additional information regarding our long-term capital requirements and debt maturities can be found in the Cash Flows and Liquidity and Capital Resources sections.

CONSOLIDATED RESULTS OF OPERATIONS

Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$553.9	$540.2	2.5%	$1,591.2	$1,598.0	(0.4%)

Total revenue increased in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by growth in our Merchant Services segment, including the impact of the Celero acquisition on July 31, 2026, which contributed revenue of $33.5 million. Strong demand for our data-driven marketing services also contributed to the increase, resulting in $13.9 million of additional revenue compared to the prior-year quarter. Revenue growth was further supported by strategic price increases implemented in response to inflationary pressures, particularly within our Merchant Services and Print segments.

These favorable factors were partially offset by the first quarter business exit discussed in the Executive Overview section, which reduced revenue by approximately $32.3 million. Soft demand for promotional products and the continued secular decline in order volumes for checks, business forms, and business accessories within our Print segment also negatively impacted revenue.

Total revenue decreased in the first nine months of 2026 compared to the first nine months of 2025, primarily due to the first quarter business exit discussed in the Executive Overview section, which reduced revenue by approximately $79.3 million. Soft demand for promotional products and the continued secular decline in order volumes for checks, business forms, and business accessories within our Print segment also contributed to the decrease.

These unfavorable factors were partially offset by strong demand for our data-driven marketing services, which contributed $49.0 million of additional revenue compared to the prior-year period. Revenue also benefited from growth in our Merchant Services segment, including $33.5 million of revenue from the Celero acquisition, as well as strategic price increases, particularly within our Merchant Services and Print segments. Growth in our B2B segment, driven by new lockbox and remittance processing clients and a software license agreement within our broader suite of treasury management offerings, also contributed to revenue.

We do not manage our business based on product versus service revenue. Instead, we analyze our revenue based on the product and service offerings shown under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report. Our revenue mix by business segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merchant Services	24.4%	18.2%	21.8%	18.6%
B2B Payments	13.9%	13.5%	14.1%	13.4%
Data Solutions	18.6%	16.5%	17.8%	14.7%
Print	43.1%	51.8%	46.3%	53.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total cost of revenue	$266.3	$249.1	6.9%	$764.6	$746.6	2.4%
Total cost of revenue as a percentage of total revenue	48.1%	46.1%	2.0 pts.	48.1%	46.7%	1.4 pts.

Cost of revenue primarily includes raw materials for product manufacturing, shipping and handling costs, third-party costs for outsourced products and services, payroll and related expenses, information technology costs, depreciation and amortization of production and digital assets, residuals paid to independent sales organizations (ISOs), and related overhead.

Total cost of revenue increased in the third quarter and first nine months of 2026 compared to the same periods in 2025. The increases were primarily driven by higher costs associated with growth in our payments and data businesses, including the impact of the Celero acquisition, lower vendor rebates in our data-driven marketing business compared to the prior year, and inflationary pressures on materials and delivery costs.

These increases were partially offset by lower costs associated with soft demand for promotional products and the continued secular declines in the Print segment, as well as the impact of our cost management initiatives. In addition, the first quarter business exit discussed in the Executive Overview section reduced cost of revenue by approximately $14.8 million in the third quarter of 2026 and $37.1 million in the first nine months of 2026.

As a percentage of total revenue, total cost of revenue increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, driven by inflationary pressures and a shift in revenue mix toward our growth businesses. These increases were partially offset by the benefits of targeted pricing actions and cost management initiatives.

Selling, General and Administrative (SG&A) Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
SG&A expense	$226.2	$212.4	6.5%	$637.8	$652.1	(2.2%)
SG&A expense as a percentage of total revenue	40.8%	39.3%	1.5 pts.	40.1%	40.8%	(0.7) pts.

SG&A expense increased in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by costs associated with the Celero acquisition, including transaction costs of $9.8 million, amortization expense of $10.9 million, and the ongoing operating expenses of the acquired business. Partially offsetting these increases was the first quarter business exit discussed in the Executive Overview section, which reduced SG&A expense by approximately $16.8 million in the third quarter of 2026. SG&A expense also benefited from our ongoing cost management initiatives, including workforce adjustments across multiple functions, and lower commission expense driven by lower Print revenue volumes.

As a percentage of total revenue, SG&A expense increased in the third quarter of 2026 compared to the third quarter of 2025, as the impact of transaction costs and amortization expense associated with the Celero acquisition more than offset our cost management actions and the impact of the first quarter business exit.

SG&A expense decreased in the first nine months of 2026 compared to the first nine months of 2025, primarily driven by the first quarter business exit discussed in the Executive Overview section, which reduced SG&A expense by approximately $39.7 million. SG&A expense also benefited from our ongoing cost management initiatives, including workforce adjustments across multiple functions and the optimization of our marketing strategies, as well as lower commission expense driven by lower Print revenue volumes. These decreases were partially offset by costs associated with the Celero acquisition, including transaction costs of $15.4 million, amortization expense of $10.9 million, and the ongoing operating expenses of the acquired business.

As a percentage of total revenue, SG&A expense decreased in the first nine months of 2026 compared to the first nine months of 2025, as our cost management actions and the impact of the first quarter business exit more than offset the impact of transaction costs and amortization expense associated with the Celero acquisition.

Restructuring and Integration Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Restructuring and integration expense	$8.7	$2.9	200.0%	$13.8	$14.6	(5.5%)

We are actively pursuing initiatives aimed at improving operating efficiency and supporting earnings and cash flow growth. As we implement these initiatives, the amount of restructuring and integration expense is expected to fluctuate from period to period.

Restructuring and integration expense increased in the third quarter of 2026 compared to the third quarter of 2025, primarily due to integration activities associated with the Celero acquisition. For the first nine months of 2026, restructuring and integration expense decreased compared to the first nine months of 2025, as lower costs from our ongoing restructuring initiatives more than offset integration costs related to the Celero acquisition.

Further information regarding these costs can be found in the Restructuring and Integration Expense section.

Gain on Sale of Businesses and Long-Lived Assets

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Gain on sale of businesses and long-lived assets	$—	$—	—	$5.1	$—	—

In the first quarter of 2026, we recognized a gain on the sale of the Safeguard small business distributor channel within our Print segment. Further information can be found under the caption "Note 6: Acquisitions and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Interest Expense

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Interest expense	$35.0	$30.5	14.8%	$90.6	$92.8	(2.4%)
Weighted-average debt outstanding	1,824.6	1,498.5	21.8%	1,562.4	1,525.8	2.4%
Weighted-average interest rate	7.0%	7.6%	(0.6) pts.	7.1%	7.6%	(0.5) pts.

Interest expense increased in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher average debt outstanding as a result of the financing of the Celero acquisition. This increase was partially offset by a lower weighted-average interest rate.

Interest expense decreased in the first nine months of 2026 compared to the first nine months of 2025, primarily due to a lower weighted-average interest rate. This decrease was partially offset by higher average debt outstanding as a result of the financing of the Celero acquisition.

As of September 30, 2026, $500.5 million of our debt was subject to variable rates, after giving effect to our interest rate swaps. Changes in market interest rates on this debt could affect our interest expense. Based on the amount of variable-rate debt outstanding as of September 30, 2026, a one percentage point change in the weighted-average interest rate would result in a $1.3 million impact on interest expense for the remainder of 2026.

Income Tax Provision

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Income tax provision	$6.7	$13.5	(50.4%)	$28.4	$27.9	1.8%
Effective income tax rate	34.0%	28.6%	5.4 pts.	29.5%	28.4%	1.1 pts.

For the third quarter of 2026, our effective income tax rate increased compared to the third quarter of 2025, primarily due to higher non-deductible executive compensation expense. This increase was partially offset by a $1.4 million reduction in the valuation allowance associated with a deferred tax asset for a capital loss carryforward.

For the nine months ended September 30, 2026, our effective income tax rate increased compared to the same period in 2025. The increase was primarily due to higher non-deductible executive compensation expense, the tax impact of the surrender of company-owned life insurance (COLI) policies, a higher state income tax rate, and a $0.9 million increase in the valuation allowance related to a capital loss carryforward generated during the period that we do not expect to fully utilize. These unfavorable impacts were partially offset by a higher tax benefit related to employee share-based compensation. Further information regarding our income tax provision can be found under the caption "Note 10: Income Taxes" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

Net Income, Diluted EPS, and Adjusted Diluted EPS

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	Change	2026	2025	Change
Net income	$13.0	$33.7	(61.4%)	$68.0	$70.2	(3.1%)
Diluted EPS	0.28	0.74	(62.2%)	1.46	1.54	(5.2%)
Adjusted diluted EPS(1)	1.06	1.09	(2.8%)	2.99	2.71	10.3%

(1) A reconciliation of net income to adjusted net income, as used in the calculation of adjusted diluted EPS, can be found in the following section.

Net income and diluted EPS decreased in the third quarter of 2026 compared to the third quarter of 2025, driven by the factors discussed above. Adjusted diluted EPS also decreased year-over-year, primarily due to the ongoing secular declines and soft demand for promotional products in the Print segment, inflationary cost pressures, increased interest expense, and higher amortization expense driven by our technology investments. The first quarter business exit discussed in the Executive Overview section also reduced adjusted diluted EPS by $0.05 per share compared to the prior-year quarter. These unfavorable factors were partially offset by the benefits of our pricing and cost management actions, as well as growth in our payments and data businesses, including the impact of the Celero acquisition.

Net income and diluted EPS decreased in the first nine months of 2026 as compared to the first nine months of 2025, driven by the factors discussed above, with diluted EPS also impacted by a higher weighted-average number of shares outstanding in 2026. Adjusted diluted EPS increased year-over-year, primarily reflecting the benefits of our pricing and cost management actions, as well as growth in our payments and data businesses, including the impact of the Celero acquisition, and lower interest expense. These favorable factors were partially offset by the ongoing secular declines and soft demand for promotional products in the Print segment, inflationary cost pressures, higher amortization expense driven by our technology investments, and the higher weighted-average number of shares outstanding in 2026. The first quarter business exit discussed in the Executive Overview section also reduced adjusted diluted EPS by $0.13 per share compared to the prior-year period.

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

Net cash provided by operating activities reconciles to free cash flow as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$215.9	$168.5
Purchases of capital assets	(81.0)	(72.6)
Free cash flow	$134.9	$95.9

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

Total debt reconciles to net debt as follows:

(in millions)	September 30, 2026	December 31, 2025
Total debt	$2,004.1	$1,429.4
Cash and cash equivalents	(74.9)	(36.9)
Net debt	$1,929.2	$1,392.5

Adjusted EBITDA and adjusted EBITDA margin – We believe that adjusted EBITDA and adjusted EBITDA margin are metrics that provide meaningful insight into our operating performance. These measures exclude the impact of interest expense, income tax expense, depreciation and amortization expense, and certain other items that may vary for reasons unrelated to current period operating performance. Management uses these measures to evaluate our results of operations, facilitate period-to-period and peer comparisons, and inform strategic decision-making aimed at enhancing performance. We believe that growth in adjusted EBITDA and adjusted EBITDA margin reflects improvement in our operating efficiency and may be indicative of increased enterprise value.

It is important to note that we do not consider adjusted EBITDA to be a measure of liquidity or cash flow. This metric does not reflect cash requirements for interest payments, income taxes, debt service, or capital expenditures.

Net income reconciles to adjusted EBITDA and adjusted EBITDA margin as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$13.0	$33.7	$68.0	$70.2
Net income attributable to non-controlling interest	—	—	(0.1)	(0.1)
Depreciation and amortization expense	45.4	32.3	118.3	101.0
Interest expense	35.0	30.5	90.6	92.8
Income tax provision	6.7	13.5	28.4	27.9
Acquisition transaction costs	9.8	—	15.4	—
Restructuring and integration expense	8.9	2.9	14.6	15.6
Share-based compensation expense	6.5	6.0	19.7	17.6
Certain legal, environmental, and other expense	1.8	—	4.0	0.5
Gain on sale of businesses and long-lived assets	—	—	(5.1)	—
Adjusted EBITDA	$127.1	$118.9	$353.8	$325.5
Adjusted EBITDA as a percentage of total revenue (adjusted EBITDA margin)	22.9%	22.0%	22.2%	20.4%

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

Diluted EPS reconciles to adjusted diluted EPS as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net income	$13.0	$33.7	$68.0	$70.2
Net income attributable to non-controlling interest	—	—	(0.1)	(0.1)
Net income attributable to Deluxe	13.0	33.7	67.9	70.1
Acquisition amortization	20.4	10.6	41.2	33.8
Acquisition transaction costs	9.8	—	15.4	—
Restructuring and integration expense	8.9	2.9	14.6	15.6
Share-based compensation expense	6.5	6.0	19.7	17.6
Certain legal, environmental, and other expense	1.8	—	4.0	0.5
Gain on sale of businesses and long-lived assets	—	—	(5.1)	—
Adjustments, pretax	47.4	19.5	89.8	67.5
Income tax provision impact of pretax adjustments(1)	(11.0)	(3.6)	(19.2)	(14.5)
Adjustments, net of tax	36.4	15.9	70.6	53.0
Adjusted net income attributable to Deluxe	49.4	49.6	138.5	123.1
Re-measurement of share-based awards classified as liabilities	—	—	—	(0.1)
Adjusted income attributable to Deluxe available to common shareholders	$49.4	$49.6	$138.5	$123.0

Weighted average shares and potential common shares outstanding	46.5	45.6	46.4	45.4

GAAP diluted EPS	$0.28	$0.74	$1.46	$1.54
Adjustments, net of tax	0.78	0.35	1.53	1.17
Adjusted diluted EPS	$1.06	$1.09	$2.99	$2.71

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

By the end of 2025, we had completed the material components of our North Star program, a comprehensive, multi-year initiative designed to enhance shareholder value by accelerating adjusted EBITDA growth, increasing cash flow, reducing debt, and improving our leverage ratio. Related restructuring and integration expense incurred during the first nine months of 2026 was not material. However, we continue to realize the benefits of actions taken under the program, which contributed to improved operating results in 2026.

During the first nine months of 2026, we continued to focus on cost management and operational efficiency through workforce adjustments across multiple functions and optimization of our marketing strategies. We also benefited from prior-year initiatives, including operational improvements within our lockbox processing operations.

On a consolidated basis, net income decreased $2.2 million year-over-year in the first nine months of 2026, primarily reflecting costs associated with the Celero acquisition and continued secular declines in our Print segment. However, our cost management and operational efficiency initiatives, together with targeted pricing actions and growth in our payments and data businesses, contributed to improvements in consolidated adjusted EBITDA and adjusted EBITDA margin compared to the first nine months of 2025. In addition, net cash provided by operating activities increased by $47.4 million in the first nine months of

2026 compared to the prior-year period, reflecting improved operating performance and favorable working capital changes, among other factors.

The restructuring and integration expense recognized in the first nine months of 2026 relates to various employee reductions, other efficiency initiatives, and integration activities related to the Celero acquisition. We do not expect the remaining expense associated with Celero integration activities to be material. The majority of the employee reductions included in our restructuring and integration accruals as of September 30, 2026, along with the related severance payments, are expected to be completed by early 2027.

Workforce reductions implemented in 2025 and 2026 are expected to generate cost savings of approximately $2.0 million in cost of revenue and $17.0 million in SG&A expense in 2026 compared to our 2025 results. These projected savings reflect only the impact of workforce reductions and do not represent the total benefits of our cost reduction initiatives. Actual savings may differ from these estimates due to factors such as inflationary pressures and continued strategic investments in the business.

Further information regarding restructuring and integration expense can be found under the caption "Note 9: Restructuring and Integration Expense" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

SEGMENT RESULTS

We operate four reportable business segments: Merchant Services, B2B Payments, Data Solutions, and Print. Our segments are generally organized by product and service type and reflect the way we manage the business. The financial information presented below is consistent with that presented under the caption "Note 14: Business Segment Information" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report, where information regarding revenue from our various product and service offerings can also be found.

Merchant Services

Results for our Merchant Services segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$135.1	$98.0	37.9%	$347.5	$297.2	16.9%
Adjusted EBITDA	32.1	20.4	57.4%	83.9	63.5	32.1%
Adjusted EBITDA margin	23.8%	20.8%	3.0 pts.	24.1%	21.4%	2.7 pts.

Total revenue increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, driven by revenue from the Celero acquisition, new customer implementations, higher transaction volumes from existing partners across several channels, and targeted pricing actions. The Celero acquisition, which closed on July 31, 2026, contributed $33.5 million of revenue in both periods. These increases were partially offset by pressure on consumer and business spending in certain customer channels.

Adjusted EBITDA and adjusted EBITDA margin also improved in the third quarter and first nine months of 2026 compared to the same periods in 2025, reflecting contributions from the Celero acquisition and new customer implementations, targeted pricing actions, and cost management initiatives. These initiatives included the purchase of residual commission rights from an ISO partner in late 2025, which reduced ongoing commission expense.

B2B Payments

Results for our B2B Payments segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$77.3	$73.1	5.7%	$224.4	$214.2	4.8%
Adjusted EBITDA	22.5	16.8	33.9%	58.0	45.8	26.6%
Adjusted EBITDA margin	29.1%	23.0%	6.1 pts.	25.8%	21.4%	4.4 pts.

Total revenue increased in the third quarter of 2026 compared to the third quarter of 2025, driven by revenue from a software license agreement within our broader suite of treasury management offerings, higher remittance processing volumes, and targeted price increases to mitigate the impact of inflation. These increases were partially offset by pressure on remittance processing volumes in certain customer relationships.

Total revenue increased in the first nine months of 2026 compared to the first nine months of 2025, driven by the onboarding of new lockbox and remittance processing clients, higher remittance processing volumes, revenue from a software license agreement, and targeted price increases to mitigate the impact of inflation. These increases were partially offset by pressure on remittance processing volumes in certain customer relationships.

Adjusted EBITDA and adjusted EBITDA margin also increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, driven by targeted pricing actions and ongoing cost management initiatives, including operational efficiencies within our lockbox processing operations and more efficient marketing spending. New client implementations and revenue from a software license agreement also contributed to the improvements.

Data Solutions

Results for our Data Solutions segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$102.9	$89.2	15.4%	$282.6	$234.3	20.6%
Adjusted EBITDA	27.6	29.1	(5.2%)	68.6	69.1	(0.7%)
Adjusted EBITDA margin	26.8%	32.6%	(5.8) pts.	24.3%	29.5%	(5.2) pts.

Total revenue increased in the third quarter and first nine months of 2026 compared to the same periods in 2025, driven by increases in data-driven marketing revenue of $13.9 million in the third quarter and $49.0 million in the first nine months of the year, reflecting strong demand for customer acquisition marketing activities, particularly from our financial institution partners.

Adjusted EBITDA decreased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily driven by higher vendor rebates in the prior-year periods, partially offset by increased data-driven marketing volume.

Adjusted EBITDA margin also decreased in both periods compared to the prior year, reflecting the impact of higher vendor rebates in the prior-year periods and changes in the mix of marketing campaigns.

Print

Results for our Print segment were as follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Total revenue	$238.6	$279.9	(14.8%)	$736.7	$852.3	(13.6%)
Adjusted EBITDA	84.3	93.5	(9.8%)	256.0	274.7	(6.8%)
Adjusted EBITDA margin	35.3%	33.4%	1.9 pts.	34.7%	32.2%	2.5 pts.

Total revenue decreased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily driven by weaker demand for promotional products and the ongoing secular decline in order volumes for checks, business forms, and various business accessories. In addition, the sale of the Safeguard small business distributor channel in the first quarter of 2026 reduced revenue by approximately $32.3 million in the third quarter and $79.3 million in the first nine months of 2026. These declines were partially offset by pricing actions implemented to address inflationary pressures.

Adjusted EBITDA also decreased in the third quarter and first nine months of 2026 compared to the same periods in 2025, primarily driven by lower revenue and inflationary pressures on materials and delivery costs. The sale of the Safeguard small business distributor channel reduced adjusted EBITDA by approximately $2.9 million in the third quarter and $7.8 million in the first nine months of 2026. These impacts were partially offset by ongoing cost management initiatives, including disciplined operating expense control and process efficiency improvements.

Adjusted EBITDA margin increased year-over-year in both periods, as pricing actions, cost management initiatives, and a shift in revenue mix toward higher-margin check products more than offset inflationary cost pressures.

CASH FLOWS AND LIQUIDITY

As of September 30, 2026, we held cash and cash equivalents of $74.9 million. Additionally, we had restricted cash and restricted cash equivalents, which were included in settlement processing assets and other non-current assets in the consolidated balance sheet, totaling $19.3 million. The following table should be read in conjunction with the consolidated statements of cash flows located in Part I, Item 1 of this report.

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$215.9	$168.5	$47.4
Net cash used in investing activities	(675.8)	(76.0)	(599.8)
Net cash provided by (used in) financing activities	242.3	(339.3)	581.6
Effect of exchange rate changes on cash, cash equivalents, restricted cash, and restricted cash equivalents	(1.2)	1.2	(2.4)
Net change in cash, cash equivalents, restricted cash, and restricted cash equivalents	$(218.8)	$(245.6)	$26.8
Free cash flow(1)	$134.9	$95.9	$39.0
(1) See Reconciliation of Non-GAAP Financial Measures within the Consolidated Results of Operations section, which defines and illustrates how we calculate free cash flow.

Net cash provided by operating activities increased by $47.4 million in the first nine months of 2026 compared to the first nine months of 2025. The increase was primarily driven by the benefits of our cost management and pricing actions, a $27.9 million reduction in income tax payments due to the impact of federal tax law changes enacted in July 2025, favorable changes in working capital, and growth in our payments and data businesses. These benefits were partially offset by transaction costs associated with the Celero acquisition, a $12.4 million increase in performance-based employee bonuses related to our 2025 results, continued revenue pressures in the Print segment, inflationary cost pressures, and the impact of the Safeguard divestiture.

Included in net cash provided by operating activities were the following operating cash outflows:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Interest payments	$85.8	$83.6	$2.2
Performance-based employee cash bonuses(1)	36.8	24.4	12.4
Prepaid product discount payments	20.4	22.9	(2.5)
Severance payments	4.6	7.5	(2.9)
Income tax payments, net of refunds	2.7	30.6	(27.9)

(1) Amounts reflect compensation based on total company and segment performance.

Net cash used in investing activities for the first nine months of 2026 increased by $599.8 million compared to the first nine months of 2025. This change was primarily driven by cash paid to acquire Celero and higher capital expenditures in 2026, partially offset by proceeds from the surrender of COLI policies and the sale of the Safeguard small business distributor channel within our Print segment in the first quarter of 2026.

Net cash provided by financing activities for the first nine months of 2026 increased by $581.6 million compared to the first nine months of 2025, primarily reflecting additional borrowings under our amended credit agreement to fund the Celero acquisition. This increase was partially offset by changes in settlement processing obligations, a holdback payment in 2026 related to the prior-year acquisition of the CheckMatch electronic check conveyance service business, and payments for debt issuance costs associated with the new financing. In addition, payroll tax payments related to the vesting of employee share-based awards increased due to our higher stock price.

Significant investing and financing cash transactions for each period were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Payments for acquisitions, net of cash, cash equivalents, restricted cash, and restricted cash equivalents acquired	$(642.9)	$(12.1)	$(630.8)
Net change in settlement processing obligations	(256.9)	(236.0)	(20.9)
Purchases of capital assets	(81.0)	(72.6)	(8.4)
Cash dividends paid to shareholders	(43.0)	(41.6)	(1.4)
Holdback payments for acquired assets	(13.0)	(0.6)	(12.4)
Employee taxes paid for shares withheld	(12.8)	(5.6)	(7.2)
Payments for debt issuance costs	(12.6)	—	(12.6)
Net change in debt	581.1	(56.1)	637.2
Proceeds from company-owned life insurance policies	34.0	3.0	31.0
Proceeds from sale of businesses and long-lived assets	10.8	2.0	8.8

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

In April 2026, we entered into a 16-year facility lease, classified as a finance lease, which commenced in June 2026. The aggregate undiscounted lease payments total $88.3 million over the lease term, including $22.5 million due through 2031, with the remainder due thereafter.

As of September 30, 2026, we held cash and cash equivalents of $74.9 million and had $189.8 million of available borrowing capacity under our revolving credit facility. We believe that net cash generated by operations, together with our cash and cash equivalents on hand and available capacity under our revolving credit facility, will be sufficient to meet our operational needs, contractual obligations, and debt service requirements over the next 12 months. This assessment takes into account our working capital position and anticipated cash flows, including those associated with the additional debt incurred in connection with the acquisition of Celero. We regularly monitor our liquidity position in light of potential risks, including market volatility, interest rate fluctuations, and macroeconomic uncertainty, and we are prepared to adjust our capital allocation strategy as needed.

CAPITAL RESOURCES

As of September 30, 2026, the principal amount of our debt obligations was $2.03 billion, compared to $1.44 billion as of December 31, 2025. Our capital structure for each period was as follows:

	September 30, 2026		December 31, 2025
(in millions)	Amount	Weighted- average interest rate	Amount	Weighted- average interest rate	Change
Fixed interest rate	$1,525.0	7.3%	$925.0	8.1%	$600.0
Floating interest rate	500.5	5.8%	519.4	5.8%	(18.9)
Debt principal	2,025.5	6.9%	1,444.4	7.3%	581.1
Shareholders’ equity	717.8		680.7		37.1
Total capital	$2,743.3		$2,125.1		$618.2

As of September 30, 2026, total commitments under our revolving credit facility were $400.0 million, with $189.8 million available for borrowing. Detailed information regarding our outstanding debt, including our debt service obligations and debt covenants, can be found under the caption “Note 12: Debt” in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

In connection with the acquisition of Celero on July 31, 2026, as discussed in the Executive Overview section, we amended our credit agreement, which consists of an $800.0 million senior secured term loan facility and a $400.0 million senior secured revolving credit facility. We utilized the additional capacity under the term loan facility, as well as a draw on the revolving credit facility, to fund the acquisition and related fees and expenses. The amended credit agreement extends the maturities of both the term loan and revolving credit facilities to July 2031. The term loan facility is structured to be repaid in equal quarterly installments of $15.0 million from December 31, 2026 through September 30, 2030 and $20.0 million from December 31, 2030 through June 30, 2031, with the remaining balance due on July 31, 2031.

On July 31, 2026, we entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps, which mature in July 2030, effectively convert $600.0 million of variable-rate debt to fixed-rate debt. The weighted-average fixed rate under the swaps was 4.13% as of September 30, 2026.

While the Celero acquisition increases our debt and leverage levels in the near term, we believe anticipated cash flows from operations, together with available capacity under our credit arrangements, will be sufficient to support our ongoing operations and service our debt obligations. We will continue to evaluate opportunities to optimize our capital structure.

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. We have not repurchased any shares under this authorization since the first quarter of 2020. As of September 30, 2026, $287.5 million remained available for repurchase. Information regarding changes in shareholders' equity can be found in the consolidated statements of shareholders' equity located in Part I, Item 1 of this report.

CRITICAL ACCOUNTING ESTIMATES

A description of our critical accounting estimates was provided in the MD&A section of the 2025 Form 10-K. During the first nine months of 2026, there were no modifications in the assessment or determination of these estimates. Information regarding the annual goodwill impairment assessment completed during the third quarter of 2026 can be found under the caption "Note 8: Fair Value Measurements" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part 1, Item 1 of this report.

Business combinations – We account for business combinations using the acquisition method of accounting, which requires us to estimate the fair values of assets acquired and liabilities assumed as of the acquisition date. These estimates involve significant judgment, particularly in valuing acquired intangible assets. The valuation of intangible assets generally involves assumptions regarding forecasted revenue, customer attrition, EBITDA margins, discount rates, and other factors. These assumptions are based on management's expectations of future operating performance and market conditions and are inherently uncertain. Changes in key assumptions could materially affect the estimated fair values of acquired intangible assets and the amount of goodwill recognized. The fair values assigned to acquired intangible assets, along with their estimated useful lives and amortization methods, determine the amount and timing of future amortization expense. In addition, if actual operating results fall below expectations, the resulting decline in the estimated fair value of the business could increase the risk of future goodwill impairment charges. In connection with our acquisition of Celero on July 31, 2026, we applied these valuation techniques to determine the preliminary fair values of assets acquired and liabilities assumed, as discussed under the caption "Note 6: Acquisitions and Divestitures" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

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

In connection with the acquisition of Celero on July 31, 2026, as discussed in the Executive Overview section, we amended our credit agreement, which consists of an $800.0 million senior secured term loan facility and a $400.0 million senior secured revolving credit facility. We utilized the additional capacity under the term loan facility, as well as a draw on the revolving credit facility, to fund the acquisition and related fees and expenses. The amended credit agreement extends the maturities of both the term loan and revolving credit facilities to July 2031. The term loan facility is structured to be repaid in equal quarterly installments of $15.0 million from December 31, 2026 through September 30, 2030 and $20.0 million from December 31, 2030 through June 30, 2031, with the remaining balance due on July 31, 2031.

On July 31, 2026, we entered into amortizing interest rate swap agreements to mitigate variability in interest payments on a portion of our variable-rate debt. The interest rate swaps, which mature in July 2030, effectively convert $600.0 million of variable-rate debt to fixed-rate debt. The weighted-average fixed rate under the swaps was 4.13% as of September 30, 2026.

Borrowings under our amended credit agreement and our accounts receivable financing arrangement bear interest at fluctuating rates, as specified in the agreements. Additionally, as of September 30, 2026, $475.0 million of 8.0% senior unsecured notes and $450.0 million of 8.125% senior secured notes were outstanding. When factoring in the related discount and debt issuance costs, the effective interest rate on these notes is 8.3% and 8.6%, respectively.

The senior unsecured notes are scheduled to mature in June 2029, while the senior secured notes will mature in September 2029. However, if any of the senior unsecured notes issued in 2021 remain outstanding as of February 1, 2029, the 2024 senior secured notes will also mature on that date. The accounts receivable financing arrangement matures in December 2028. Quantitative information regarding the maturities of our long-term debt as of September 30, 2026 can be found under the caption "Note 12: Debt" in the Condensed Notes to Unaudited Consolidated Financial Statements located in Part I, Item 1 of this report.

As of September 30, 2026, our total debt outstanding was as follows:

(in millions)	Carrying amount(1)	Fair value(2)	Interest rate
Senior secured term loan facility	$787.9	$800.0	6.1%
Senior unsecured notes	471.4	472.9	8.0%
Senior secured notes	444.3	458.7	8.1%
Amounts drawn on revolving credit facility	200.5	200.5	6.1%
Securitization obligations	100.0	100.0	5.2%
Total debt	$2,004.1	$2,032.1	6.9%

(1) The carrying amounts have been reduced by unamortized discount and debt issuance costs, totaling $21.4 million.

(2) For the amounts outstanding under our amended credit agreement and accounts receivable financing arrangement, fair value approximates the outstanding principal amount because the interest rates are variable and reflect current market rates. The fair value of the senior unsecured and senior secured notes is based on observable market prices for these instruments.

Based on the amount of variable-rate debt outstanding as of September 30, 2026, a one percentage point change in the weighted-average interest rate would result in a $1.3 million change in interest expense for the remainder of 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures – As of the end of the period covered by this report, September 30, 2026 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Based upon our evaluation as of September 30, 2026, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control Over Financial Reporting – On July 31, 2026, we completed the acquisition of Celero Commerce ("Celero"). As permitted by SEC guidance for recently acquired businesses, we intend to exclude Celero from the scope of management's assessment of internal control over financial reporting as of December 31, 2026. We are in the process of integrating Celero into our system of internal control over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2018, our board of directors authorized the repurchase of up to $500.0 million of our common stock. This authorization does not have an expiration date. No shares were repurchased under this authorization during the third quarter of 2026, and $287.5 million remained available for repurchase as of September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1
Refinancing Facility Agreement No. 2, dated July 31, 2026, by and among us, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on July 31, 2026)*

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
* Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The descriptions of the omitted schedules and exhibits are contained within the relevant agreement. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELUXE CORPORATION (Registrant)

Date: November 5, 2026	/s/ Barry C. McCarthy
Barry C. McCarthy President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	/s/ William C. Zint
William C. Zint Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2026	/s/ L. Kelly Moyer
L. Kelly Moyer Vice President, Chief Accounting Officer (Principal Accounting Officer)